Form 10-K
period 1993-12-31
FLORIDA PROGRESS CORP
filed 1994-03-25
CIK 357261

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1993
                                         OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                    to

Commission File Number 1-8349

                            FLORIDA PROGRESS CORPORATION
               (Exact name of registrant as specified in its charter)
            Florida                                  59-2147112
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)
      One Progress Plaza
 St. Petersburg, Florida 33701
Telephone Number (813) 824-6400
(Address of principal executive offices; telephone number)

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
    Title of each class:                           on which registered:
Common Stock without par value                    New York Stock Exchange
and Preferred Stock Purchase Rights               Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X  .  NO      .

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 22, 1994 was $2,704,621,736.

The number of shares of common stock without par value outstanding as of February 22, 1994 was 89,408,983.


                        DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement, dated March 7, 1994, relating to the 1994 Annual Meeting of Shareholders are incorporated in
     Part III hereof.
                                     GLOSSARY


     When used herein, the following terms will have the meanings indicated:

       TERM                                   MEANING

1935 Act. . . . . . . . . . . . .Public Utility Holding Company Act of 1935
Btu . . . . . . . . . . . . . . .British thermal unit
CAAA. . . . . . . . . . . . . . .Clean Air Act Amendments of 1990
CERCLA or Superfund . . . . . . .Comprehensive Environmental Response
                                   Compensation and Liability Act
Company . . . . . . . . . . . . .Florida Progress Corporation
DOE . . . . . . . . . . . . . . .United States Department of Energy
DSM . . . . . . . . . . . . . . .demand-side management
Electric Fuels. . . . . . . . . .Electric Fuels Corporation
EMF . . . . . . . . . . . . . . .electromagnetic fields, or electric and magnetic fields
EPA . . . . . . . . . . . . . . .United States Environmental Protection Agency
EWGs. . . . . . . . . . . . . . .exempt wholesale generators
FDEP. . . . . . . . . . . . . . .Florida Department of Environmental Protection
                                   (formerly the Florida Department of
                                   Environmental Regulation)
FERC. . . . . . . . . . . . . . .Federal Energy Regulatory Commission
Financial Statements. . . . . . .The Company's Consolidated Financial
                                  Statements for the year ended
                                  December 31, 1993 contained under
                                  Item 8 herein
Florida Power . . . . . . . . . .Florida Power Corporation
FP&L. . . . . . . . . . . . . . .Florida Power & Light Company
FPSC. . . . . . . . . . . . . . .Florida Public Service Commission
Georgia Power . . . . . . . . . .Georgia Power Company
INPO. . . . . . . . . . . . . . .Institute of Nuclear Power Operations
KV. . . . . . . . . . . . . . . .kilovolts
KVA . . . . . . . . . . . . . . .kilovolt amperes
KWH . . . . . . . . . . . . . . .kilowatt hours
MMcf/d . . . . . . . . . . . . . million cubic feet per day
MW. . . . . . . . . . . . . . . .megawatts
Mid-Continent . . . . . . . . . .Mid-Continent Life Insurance Company
NEIL. . . . . . . . . . . . . . .Nuclear Electric Insurance, Ltd.
NRC . . . . . . . . . . . . . . .United States Nuclear Regulatory Commission
PCBs. . . . . . . . . . . . . . .polychlorinated biphenyls
PCH . . . . . . . . . . . . . . .Progress Capital Holdings, Inc.
PRP . . . . . . . . . . . . . . .potentially responsible party
Progress Credit . . . . . . . . .Progress Credit Corporation
Proxy Statement . . . . . . . . .The definitive proxy statement dated
                                   March 7, 1994, relating to the
                                   Company's 1994 Annual Meeting
                                   of Shareholders
SEC . . . . . . . . . . . . . . .Securities and Exchange Commission
Talquin . . . . . . . . . . . . .Talquin Corporation
TDC . . . . . . . . . . . . . . .Talquin Development Company
Union Carbide . . . . . . . . . .Union Carbide Corporation



                                 PART I

ITEM 1.  BUSINESS

                                THE COMPANY

Florida Progress Corporation (the "Company"), a diversified electric utility holding company, has its principal executive offices at One Progress Plaza, St. Petersburg, Florida 33701, telephone number (813) 824-6400. The Company was incorporated in Florida on January 21, 1982. In March 1982, the Company became the parent company of Florida Power Corporation ("Florida Power") and its former subsidiaries, including Electric Fuels Corporation, a coal mining and transportation services company ("Electric Fuels"). The corporate restructuring was done to accommodate diversification into certain non-utility businesses. In August 1988, Progress Capital Holdings, Inc. ("PCH") was formed to become the downstream holding company for the Company's diversified subsidiaries and to consolidate the financing of non-utility operations.

The Company defines its principal business segments as utility and diversified operations. The utility segment is composed of Florida Power, the Company's largest subsidiary, and encompasses all regulated public utility operations. See Item 1 "Business-Utility Operations-Florida Power". The diversified operations segment includes Electric Fuels, Progress Credit Corporation ("Progress Credit"), which is comprised of a commercial lending and leasing business and a real estate company, and Mid-Continent Life Insurance Company ("Mid-Continent"), a life insurance company that was acquired in 1986. See
Item 1 "Business-Diversified Operations". For further information concerning the operating profit and assets attributable to each of the Company's business segments, see Note 6 to the Company's consolidated financial statements for the year ended December 31, 1993 contained herein under Item 8 ("Financial Statements").

The Company is a public utility holding company under the Public Utility Holding Company Act of 1935 ("1935 Act"). The Company is exempt from registration with the Securities and Exchange Commission ("SEC") under the 1935 Act and attendant regulation because its utility operations are primarily intrastate. The SEC has the power, however, to revoke the Company's exemption upon a finding that the exemption is "detrimental to the public interest or the interest of investors or consumers."

The Company has diversified, through subsidiaries, into non-utility businesses, which would be prohibited if the Company were not exempt from regulation under the 1935 Act. In February 1989, the SEC published for comment a proposed rule under the 1935 Act that would specify certain circumstances, or safe harbors, in which non-utility diversification by an exempt public utility holding company would not be deemed "detrimental to the public interest or the interest of investors or consumers". Although there are numerous questions concerning the interpretation and application of the proposed rule, it is doubtful whether the Company would meet the proposed safe harbors. Failure to satisfy the safe harbors, however, would not necessarily preclude the SEC from continuing the Company's exemption. The comment period for the proposed rule expired in August 1989, and the SEC has yet to take further action on its proposal.



                    UTILITY OPERATIONS - FLORIDA POWER

The Company's utility segment is composed of the Company's largest subsidiary, Florida Power, and encompasses all regulated public utility operations. First incorporated in Florida in 1899, Florida Power has a system generating capability of 7,563 megawatts ("MW"). In 1993, Florida Power accounted for 80% of the Company's consolidated revenues, 92% of its earnings from continuing operations and 75% of its assets.

Florida Power provided electric service during 1993 to an average of 1,214,653 customers in a service area covering about 20,000 square miles in central and northern Florida and along the west coast of the state. The service area includes St. Petersburg and Clearwater as well as the areas surrounding Walt Disney World, Orlando, Ocala and Tallahassee. Of Florida Power's 1993 electric revenues billed, approximately 56% were derived from residential sales, 24% from commercial sales, 9% from industrial sales, 5% from other retail sales and 6% from wholesale sales. The more important industries in the territory include phosphate mining and processing, electronics manufacturing and design, and citrus and other food processing. Other important commercial activities are tourism, health care, construction and agriculture.

Florida Power's revenues and unit sales, measured in kilowatt hours ("KWH"), vary with the weather. This weather sensitivity results primarily from customers using electricity to heat or cool their residences or places of business. Revenues and KWH sales tend to be higher in summer and winter. See the financial information under the heading "Quarterly Financial Data" which follows the notes to the Company's Financial Statements.


FUEL AND PURCHASED POWER

GENERAL: Florida Power's consumption of various types of fuels depends on several factors. The most important factors are the demand for electricity by Florida Power's customers, the availability of various generating units, the availability and cost of fuel, and the requirements of federal and state regulatory agencies. In 1993, Florida Power's energy mix was 45% coal, 21% oil, 18% nuclear and 16% purchased power, as compared to 47% coal, 24% oil, 16% nuclear and 13% purchased power for 1992.

Florida Power is permitted to pass the cost of recoverable fuel and purchased power to its customers through fuel adjustment clauses. (See Note 1 to the Financial Statements.)

Because of uncertainties in the relevant domestic and international markets, future prices for and the availability of the various fuels discussed in this report cannot be determined. However, Florida Power believes that its fuel supply contracts, as described below, will be adequate to meet its fuel supply needs.

Florida Power's average fuel costs per million British thermal units ("Btu") for each of the five years ended December 31, 1993, were as follows:

                            1993   1992   1991   1990   1989

  Coal                     $1.96   $1.97  $2.01  $2.05  $2.06
  Oil                       2.49    2.53   2.56   3.10   2.65
  Nuclear                    .54     .57    .65    .67    .67
  Gas                       4.27*   2.54*  1.90   2.15   2.29
  Average                   1.79    1.86   1.89   2.11   2.10

  *Gas accounted for .2% of Florida Power's fuel mix in 1993 and 1992.

OIL AND GAS: Oil is purchased under contracts with several suppliers. The cost of Florida Power's oil is tied by contract to certain posted or published market prices. These prices are largely influenced by the world market for fuel. At present, management believes that Florida Power has contracts for an adequate supply of oil for the reasonably foreseeable future. Florida Power's natural gas is purchased under firm and interruptible transportation contracts.

Existing contracts for oil are sufficient to cover the requirements when natural gas is not available through the interruptible contracts. In addition, Florida Power has signed contracts to transport natural gas through the proposed SunShine Pipeline. (See Item 2 "Properties-Utility Operations-Planned Generation".)

NUCLEAR: In order to fuel a nuclear generating station, four distinct stages are involved; each is contracted separately. Stage I and Stage II involve the mining and milling of the natural uranium ore to produce a concentrate, and the conversion of uranium concentrate into uranium hexafluoride. Stage III and Stage IV entail the enrichment of the uranium hexafluoride and the fabrication of the enriched uranium hexafluoride into usable fuel assemblies.

Florida Power has contracts for the supply of uranium concentrates (Stage I) through 1995, conversion of uranium concentrates (Stage II) through 1997, enrichment services (Stage III) through 2014 and for fuel assembly fabrication (Stage IV) through 2004. Under anticipated operating conditions, Florida Power has all stages of the nuclear fuel supply cycle under contract for unit operations through the refueling planned in 1996.

It will be necessary for Florida Power to enter into future contracts to cover the differences between the total unit lifetime requirements of Crystal River Unit No. 3 and the requirements covered by the present contracts. Although no assurances can be given as to the future availability or costs of such contracts, Florida Power expects future contract commitments will be made at the appropriate time.

Spent nuclear fuel is stored at Florida Power's Crystal River Unit No. 3 pending disposal under a contract with the United States Department of Energy ("DOE"). (See Note 9 to the Financial Statements.) At the present time, Florida Power has facilities on site for the storage of fuel burned through the year 2009.

COAL: Florida Power anticipates a requirement of approximately 5,700,000 tons of coal in 1994. Current environmental regulations limit sulfur content, at 12,000 Btu per pound, to 1.2% for Crystal River Unit Nos. 1 and 2, and 0.7% for Unit Nos. 4 and 5. Most of the coal is expected to be supplied from the Appalachian coal fields of the United States. Approximately two-thirds of the coal is expected to be delivered by rail and the remainder by barge. The coal is being supplied by Electric Fuels.

Electric Fuels has long-term contracts with various sources for 78% of the coal requirements of Florida Power's coal units. Electric Fuels acquires the remainder in the spot market and under short-term contracts. The long-term contracts have price escalation provisions.

PURCHASED POWER: Florida Power buys and sells economy power through a purchased power brokering system in which other Florida utilities participate. In addition, Florida Power has long-term contracts to purchase annually 50 MW of power from Tampa Electric Company and 400 MW from The Southern Company. These contracts obligate Florida Power to pay certain minimum annual amounts representing capacity payments. Florida Power also has various contracts with non-utility electric power generators to purchase 1,117 MW of power annually by 1996. As of December 31, 1993, 473 MW of that generation was available. (See
Note 11 to the Financial Statements.)

REGULATION AND FRANCHISES

Florida Power is subject to the jurisdiction of the Florida Public Service Commission ("FPSC") with respect to retail rates, customer service, planning, need for and construction of facilities, accounting, issuance of securities and other matters. In addition, Florida Power is subject to regulation by the Federal Energy Regulatory Commission ("FERC") with respect to accounting, transmission and sales of wholesale power in interstate commerce and certain other matters.

Florida Power's nuclear generating unit is subject to regulation under the jurisdiction of the United States Nuclear Regulatory Commission ("NRC"). The NRC's jurisdiction encompasses broad supervisory and regulatory powers over the construction and operation of nuclear reactors, including matters of health and safety, antitrust considerations and environmental impacts. Florida Power has a 90.4% ownership interest in the nuclear unit it operates. (See Note 9 to the Financial Statements.)

A recent staff report to the NRC has identified 15 nuclear plants as not meeting the NRC's threshold measure of the strength of a reactor pressure vessel in light of the age of the vessel. The NRC staff report is based on a generic analytical methodology that does not account for plant-specific factors. Although Florida Power's nuclear unit, Crystal River #3, is one of the 15 plants identified in the report, this issue is one that Florida Power had anticipated several years ago. Florida Power previously submitted a plant-specific analysis showing that its reactor vessel has not been compromised by plant operation and meets NRC safety criteria. Although Florida Power's submission to the NRC has yet to be approved by the NRC, Florida Power expects to be able to continue to operate the plant without any acceleration of its expected retirement date. The NRC has not said when it will take action on Florida Power's submission.

By virtue of state and municipal legislation, Florida Power holds franchises with varying expiration dates to provide electric service in all municipalities in which it distributes electric energy. The general effect of these franchises is to grant Florida Power the right to enter upon and use streets, alleys and other public places for erecting and maintaining poles, wires and other apparatus for the sale and distribution of electric energy. All of the existing franchises were for a 30-year period when granted, the maximum allowed by Florida law. There are a total of 109 franchises, of which 3 expire between April 1, 1994 and December 31, 1999, 57 expire between January 1, 2000 and December 31, 2004, 2 expire between January 1, 2005 and December 31, 2009, 19 expire between January 1, 2010 and December 31, 2014, 13 expire between January 1, 2015 and December 31, 2019, and 15 expire between January 1, 2020 and December 31, 2024. For further information concerning these franchise agreements, see Item 1 "Business-Utility Operations-Competition-Municipalities".

ENVIRONMENTAL MATTERS

Florida Power is subject to federal, state and local regulations dealing with air and water quality and other environmental matters.

AIR: All of Florida Power's air pollution sources meet the air emission standards currently set by the Florida Department of Environmental Protection ("FDEP") (formerly the Florida Department of Environmental Regulation) and/or the United States Environmental Protection Agency ("EPA").

The 1990 Amendments to the Clean Air Act ("CAAA"), under Title IV, Acid Rain Control, require reduction in sulfur dioxide and nitrogen oxide emissions by the year 2000 and set a permanent cap on those emissions. The reductions are to be implemented in two phases. Phase I limitations apply in 1995 and Phase II limitations are effective by 2000. Florida Power is not materially affected by Phase I. To meet Phase II limitations, Florida Power is implementing a strategy based primarily on burning cleaner fuels. Florida Power does not expect that it will be required to undertake any significant modifications to its existing units in order to meet Phase II requirements. Continuous emission monitors will be installed on most of the Company's units by the end of 1994 at an expected total cost of approximately $12 million. These monitors are required on all affected units under Title IV.

Under Title III of the CAAA, the EPA will be studying the emission of hazardous air pollutants and, where appropriate, promulgating emission limitations for specific source categories. Depending on the results of these studies and the EPA's determination of the need for additional limitations, Florida Power could incur additional capital and operating expenses.

WATER: Construction was completed in 1993 on an $89 million capital project to install a major water cooling system at Florida Power's Crystal River Energy Complex. The 1993 expenditures for the project totaled $5.0 million. This system was constructed in order to meet thermal discharge limitations set by the EPA and the FDEP. In 1993, approximately $3.9 million was spent to remove and dispose of sludge and to upgrade a wastewater disposal pond at the Bartow Power Plant.

WASTE MATERIALS: Florida Power is nearing completion of its program to reduce electrical equipment utilizing polychlorinated biphenyls ("PCBs"). All regulatory compliance dates have been met. Florida Power has contracted with a vendor to remove the remaining PCB contaminated transformers from electric generating plants by the end of 1994. During 1993, three plants changed their PCB transformers to non-PCB transformers.

STORAGE TANK PROGRAM: The regulation of underground and above-ground storage tanks continues to expand, and can be expected to affect virtually every Florida Power tank in 1994, including vehicular fuel tanks, bulk fuel storage tanks, mineral acid tanks, hazardous material tanks and compression vessels. The FDEP's storage tank regulations require the replacement or upgrading of tanks that are not protected from corrosion, and the installation of containment for spills and leaks. These requirements must be met by 1999. Florida Power expects the annual expenditures through 1999 related to compliance with these regulations to be $1 million and $3 million for operating expense and construction, respectively.

Under the FDEP program, revenues from taxes on imported oil are expected to be used to reimburse Florida Power for the majority of expenditures necessary to clean up storage tank contamination discovered and reported to date. Florida Power does not expect the existing contamination cleanup expenditures to be material. With the continued expansion of regulation and the resulting increased monitoring of tank systems and oil filled electrical equipment, further contamination may be discovered that would result in additional expenditures for retrofitting and equipment upgrades, but these expenditures are not expected to be material.

OIL SPILL CONTINGENCY PLANS: Florida Power has filed oil spill contingency plans pursuant to the Oil Pollution Act of 1990. Florida Power spent approximately $.5 million in 1993 to implement the plans.

ELECTROMAGNETIC FIELDS: The potential adverse effects of electromagnetic fields, or electric and magnetic fields ("EMF") upon human health continues to be an important issue in the siting, construction and operation of electric transmission and distribution systems. Pursuant to its exclusive jurisdiction to regulate EMF associated with electric transmission and distribution lines and substation facilities in Florida, the FDEP has adopted rules which establish certain EMF limits for new transmission lines and substations. The rule, as revised in October 1992, also requires an annual review of the state of the scientific research into the potential adverse effects of EMF upon human health. The staff of the FDEP provided its progress report to the Environmental Regulation Commission on December 1, 1993 and, based on its review of the scientific research, recommended that "no revision of the current EMF standards be made at this time." The Environmental Regulation Commission made no revision to EMF standards. Florida Power believes that compliance with these EMF rules, which at present essentially maintain the status quo with respect to regulated EMF exposure levels, will not have a material adverse effect on the cost of constructing or maintaining new transmission lines or substations.

There has been substantial discussion in professional publications regarding the potential for extensive litigation alleging adverse health effects of EMF from transmission and distribution lines, but to date no case arising out of such a claim has resulted in a verdict against an electric utility.

Florida Power's management monitors and reports to Florida Power's Board of Directors at least annually on developments in research concerning the potential health effects of EMF, EMF mitigation technologies and procedures, and significant actions by principal federal and Florida agencies related to EMF.

OTHER ENVIRONMENTAL MATTERS: For further information concerning certain environmental matters relating to the Company's utility operations, see paragraphs 6 and 7 under Item 3 "Legal Proceedings" and "Contaminated Site Cleanup" in Note 11 to the Financial Statements.

RATE MATTERS

The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service plus a reasonable rate of return on its equity. To accomplish this, the FPSC and FERC use various ratemaking mechanisms.

The FPSC oversees the intrastate operations of the state's investor-owned utilities. The FPSC authorizes retail "base rates" that are designed to give a utility company the opportunity to earn a specific rate of return on its "rate base", or average investment in utility plant. These rates are intended to cover all reasonable and prudent expenses of utility operations and to provide investors with a fair rate of return. The retail base rates, resulting from the 1992 retail rate decision, provide Florida Power the opportunity to earn a regulatory return on equity of 12%, with an allowed range between 11% and 13%. The FPSC must review base rates every four years.

The FPSC allows utility companies to recover fuel, purchased power and conservation costs through an adjustment charge on monthly electric bills.
This charge is adjusted every six or 12 months and remains level throughout the period. The adjustment charge includes projected costs for a six- or 12-month period plus an adjustment to compensate for differences between estimated and actual costs for the prior period, including interest. (See Note 1 to the Financial Statements.)

During Florida Power's most recent retail rate case, Florida Power agreed to file a demand-side management ("DSM") incentive proposal and a revenue decoupling proposal. Florida Power filed both proposals in April 1993. DSM is a term used to describe efforts by electric utilities to meet energy sales growth and demand through energy conservation and efficiency as opposed to additional generation construction and purchased power. The DSM proposal provides an initial five year trial period that would allow the FPSC a basis to determine if the DSM incentive should be continued, modified or terminated.
The Legal Environmental Assistance Foundation, Inc., an intervenor to this proceeding, has submitted a DSM incentive proposal for Florida Power that is also being considered by the FPSC. Florida Power believes that an incentive on selected DSM program costs would encourage Florida Power to develop and utilize additional DSM programs since both rate payers and shareholders would benefit.

Florida Power's revenue decoupling proposal would apply a decoupling mechanism to residential revenues for a period of three years beginning in November 1994. Revenue decoupling is a relatively new ratemaking concept intended to break the direct link between growth in energy sales and revenues. Florida Power does not expect that decoupling, as proposed by Florida Power, would have a material impact on its earnings. The FPSC staff has combined the DSM incentive and revenue decoupling proposals into one recommendation that contains both pro and con arguments on each proposal. The FPSC is expected to make a decision regarding the proposals by the end of 1994.

Luis J. Lauredo was reappointed to a four-year term on the FPSC; his prior term expired in January 1994. Diane K. Kiesling was appointed to fill a second FPSC vacancy in December 1993 for a term that will expire in January 1998.

FERC regulates wholesale and interstate transmission rates, acquisition and disposition of certain property, licensing of hydroelectric projects, and other matters. FERC is responsible for accounting and reporting functions under the Federal Power Act to ensure that reliable and consistent financial information is available for regulatory and public purposes.

Florida Power is interconnected with 22 municipal electric systems. Florida Power's wholesale customers include Seminole Electric Cooperative, Inc., the Florida Municipal Power Agency and 11 municipalities. During 1993, about 6% of Florida Power's electric revenues were from its wholesale business.

For further information with respect to rate matters, see paragraphs 1,2 and 3 under Item 3 "Legal Proceedings" and Note 8 to the Financial Statements.

COMPETITION

GENERAL. The electric utility industry in general is expected to become increasingly competitive due to a variety of regulatory, economic and technological developments. The passage of the Energy Policy Act of 1992 (the "Energy Policy Act") and changes at the FERC are encouraging the development of competition in the generation segment of the electric utility industry and the unbundling of wholesale electric utility services. Although the major implications of these changes are not likely to be felt for several years, the electric utility industry must accept the inevitability of greater competition and regulatory changes in the future.

The Company believes that Florida Power is in a good competitive position. Florida Power's electric rates compare favorably with other utilities in Florida. Florida Power produces cost-efficient power and its generating units consistently rank among the nation's best in terms of overall efficiency. And Florida Power's management is committed to streamlining and enhancing operations to keep Florida Power competitive.

GENERATION. The most immediate competitive challenge for the electric utility industry is building and operating new power plants, since generating plants constitute a significant portion of rate base. This is particularly true in Florida, where the FPSC already has adopted a rule that may require competitive bidding for new generation in some cases. (See Item 2 "Properties
- - Utility Operations - Planned Generation.") Utilities must be able to construct and operate new units at prices competitive with non-utility generators. Florida Power has already received regulatory approval to construct its next two baseload units, scheduled for completion in 1998 and 1999. (See Item 2 "Properties - Utility Operations - Planned Generation"). Florida Power plans to compete aggressively in the generation market in Florida.

Under current law, industrial and large commercial customers have the ability to own and operate facilities to generate their own electricity. Customers also have the option of using fuels such as natural gas, oil or wood as a substitute for electric energy. To date, Florida Power has not experienced any material loss of load, revenues or net income as a result of self-generation or fuel switching. Moreover, Florida Power's industrial business represents only about 12 percent of megawatt-hour sales, which is lower than the industry average of 35 percent.

MUNICIPALITIES. Electric utilities are granted the right to serve customers in municipal jurisdictions. Increasing competition may affect new franchise agreements between utilities and municipalities. Typically, a municipality signs a 30-year, non-exclusive agreement that allows a utility to provide electric service to residents within a certain jurisdiction. In return, the utility adds a franchise fee to each resident's monthly electric bill. These franchise fees are collected by the utility and remitted to the municipality. Florida Power currently has 109 franchises. Only three franchises, which account for less than 5% of total electric revenues, expire during the 1990s. One of the three franchises expires in 1996 and accounts for the majority of these revenues. Florida Power expects to renew all of its existing franchise agreements.

In addition to three investor-owned electric systems that are contiguous to Florida Power's system at various locations, there are several municipalities and rural electric cooperatives rendering electric service within the general area served by Florida Power. Florida Power has territorial agreements with these electricity suppliers. The FPSC retains the jurisdiction to actively regulate these territorial agreements. The Florida legislature also is considering a bill that, in general, would certify the retail electric service areas served by Florida's electric utilities.

WHOLESALE. Florida Power's wholesale customers include Seminole Electric Cooperative, Inc., the Florida Municipal Power Agency and 11 municipalities. During 1993, only about six percent of Florida Power's electric revenues were derived from its wholesale business.

TRANSMISSION. Electric utilities are facing a new regulatory environment that is expected to change the way access to transmission lines is granted and priced. The Energy Policy Act grants third parties, including independent energy producers, access to use a utility's transmission system to deliver power for resale. In Florida, this practice is occurring already.

What concerns Florida Power most about "open access" - or the right of outside firms to use Florida Power's utility lines - is that a fair pricing structure be established for the use of its transmission line system. Florida Power wants to protect its investment and its tradition of quality service to its customers.

Florida Power believes that the pricing debate will be resolved as the industry moves toward the formation of regional transmission groups. Electric utilities are expected to participate in these groups by coordinating regional networks to better serve customers in a changing energy market. Each transmission group would set pricing policies, subject to ultimate approval by the FERC, and work closely with state regulators in the siting of new transmission lines.

Florida Power believes that it is doubtful, however, that much additional power will be transmitted, or "wheeled", into peninsular Florida or into Florida Power's service territory in the near future. This is because nearly all transmission interface capacity into Florida is presently being used by Florida utilities to import electricity from other utilities to the north. It could be years before more interface capacity into the state is added. Public opposition and environmental restrictions have contributed to construction delays for utilities like Florida Power that are trying to build new transmission lines in Florida.

BUSINESS POSITION. A number of rating agencies and other analysts have reviewed the business position of electric utilities in recent months, and although citing increased competition in the industry as a whole, have found that Florida Power's business position is good. One major rating agency, for example, stiffened its debt-ratings formula for the electric utility industry, saying that more stringent financial risk standards are appropriate to take into account mounting business risk. The rating agency indicated that the industry's credit profile is threatened chiefly by intensifying competitive pressures, but also by sluggish demand expectations, slow earnings growth prospects, high common dividend payouts, environmental cost pressures, and nuclear operating and decommissioning costs. After reviewing these and other concerns, the rating agency categorized each utility's business position as being either "above average," "average" or "below average" relative to other companies in the industry. Florida Power was given a rating of "above-average." Positive factors that influenced the rating agency's favorable evaluation include Florida Power's location in a growing service territory, its manageable construction program and the reasonable regulatory climate in Florida as compared with other states. Factors of concern to the rating agency were Florida Power's high level of purchased power commitments and its high dividend payout ratio. (See Note 11 to the Financial Statements and Item 5.)

EMPLOYEES

Florida Power employed 6,295 employees at December 31, 1993, of which 5,807 were full-time employees. The International Brotherhood of Electrical Workers represents 2,371 full-time employees. The current union contract was ratified in January 1992 and expires in December 1994.


                          DIVERSIFIED OPERATIONS

The Company's diversified operations are owned directly or indirectly through PCH, a Florida corporation and wholly owned subsidiary of the Company that was incorporated in 1988. PCH holds the capital stock of, and provides funding for, the Company's non-utility subsidiaries, which include the following:

       ELECTRIC FUELS - Formed in 1976, Electric Fuels is a coal mining and transportation services company serving utility and industrial companies, including Florida Power. Its major businesses include coal mining, procurement and transportation; bulk commodities transportation; and railcar and marine repair services. In 1993, Electric Fuels completed a major expansion in the railcar repair segment of its business. The acquisition of the assets of an Alabama-based company boosted the unit's market share in the nation's rail services business.

       MID-CONTINENT - Acquired in 1986, Mid-Continent is a life insurance company headquartered in Oklahoma City which has been in business since 1909. Its principal product is a low-premium death benefit policy.

       PROGRESS CREDIT - Formed in 1983, Progress Credit is a financial services company with lending and leasing activities primarily involving commercial aircraft, real estate, locomotives and medical equipment. Progress Credit is not entering into new transactions, unless they facilitate the Company's business withdrawal strategies, and plans to sell, over time, most of its assets. In February 1993, Progress Credit purchased at approximately book value its minority partner's 20% interest in Progress Leasing Corporation, a subsidiary formerly owned 80% by Progress Credit. Most of the purchase price is payable in the year 2000 and is subject to adjustments based on the portfolio's performance. Also in 1993, the Company merged its primary real estate unit, Talquin Corporation, into Progress Credit to streamline administration and reduce overhead. The Company is continuing to sell its real estate properties as market conditions allow.

As of December 31, 1993, PCH and its subsidiaries employed approximately 1,500 persons.

The Company's non-utility subsidiaries compete in their respective marketplaces in terms of price, service reliability and other factors. Electric Fuels' primary competitors are other coal suppliers, companies offering coal transportation services and railcar and marine repair services. The business of Electric Fuels and its subsidiaries, taken as a whole, is not subject to significant seasonal fluctuation. Mid-Continent actively competes with other insurance companies in all jurisdictions in which it is licensed. Many of these competitors have more diversified lines of insurance coverage and substantially greater financial resources.

ENVIRONMENTAL MATTERS

Electric Fuels is subject to federal, state and local regulations which govern air and water quality, waste disposal and other environmental matters. The coal mining business is affected primarily by the Clean Water Act and the Clean Air Act. The transportation and the railcar and marine repair businesses are primarily affected by the Resource Conservation and Recovery Act, the Emergency Planning and Community Right-To-Know Act and the Clean Water Act.

The Environmental Affairs Department of Electric Fuels reviews existing and emerging environmental regulations, disseminates applicable environmental information throughout the organization and conducts site specific environmental compliance audits. Transactional environmental assessments are performed on new acquisitions to determine the potential environmental liabilities associated with the facilities being considered. Compliance with environmental laws and regulations has not had a material effect on Electric Fuels' capital expenditures, earnings or competitive position, and Electric Fuels does not anticipate making any material capital expenditures for environmental facilities through the end of 1995.

For further information concerning certain environmental matters relating to the Company's diversified operations, see paragraph 8 under Item 3 "Legal Proceedings."


                  EXECUTIVE OFFICERS OF THE REGISTRANT

   Jack B. Critchfield, Chairman of the Board and Chief
   Executive Officer, Age 60

        Since December 1, 1991, Dr. Critchfield's principal occupation has been as shown above. From January 1991 to December 1991, Dr. Critchfield was Chairman, President and Chief Executive Officer, from February 1990 to
        January 1991 he was President and Chief Executive
        Officer, and from February 1988 to February 1990, he was President and Chief Operating Officer of the Company. From January 1987 to February 1988, Dr. Critchfield was Group Vice President, Energy and Technology Group of the Company and President and Chief Executive Officer of Electric Fuels.
        From November 1983 to January 1987, he served as Vice President of the Eastern and Ridge Divisions of Florida Power.

   Richard Korpan, President and Chief Operating Officer,
   Age 52

        Since December 1, 1991, Mr. Korpan's principal occupation has been as shown above. From August 1989 to December 1991, he was Executive Vice President and Chief Financial Officer of the Company. He joined the Company in June 1989 to assume the position of Executive Vice President and Chief Financial Officer. From 1986 to June 1989, Mr. Korpan was President and Chief Executive Officer of Pacific Diversified Capital Company, a subsidiary that comprises the non-utility operations of San Diego Gas & Electric Company.

   Jeffrey R. Heinicka, Senior Vice President and Chief Financial
   Officer, Age 40

        From December 1990 until appointment to his current position in March 1994, Mr. Heinicka served as Vice President and Treasurer of the Company. In March 1994, Mr. Heinicka was also appointed as Senior Vice President and Chief Financial Officer of Florida Power, where he had served as Vice President and Treasurer since April 1993. From March 1988 until December 1990, he was Vice President, Treasurer and Controller of Electric Fuels.


   Allen J. Keesler, Jr., Group Vice President, Utility
   Group and President and Chief Executive Officer, Florida
   Power, Age 55

        Since February 1988, Mr. Keesler's principal occupation has been as shown above. From January
        1983 to February 1988, he served as President and Chief Executive Officer of Talquin Corporation, a former subsidiary. Mr. Keesler served as Group
        Vice President, Development Group, from January
        1986 to February 1988.

   Richard D. Keller, President and Chief Executive Officer,
   Electric Fuels Corporation, Age 40

        Since May, 1990, Mr. Keller's principal occupation has been as shown above. He has served as President and Chief Executive Officer of Electric Fuels since February, 1988. From 1985 until February, 1988, Mr. Keller was Vice President and Chief Financial Officer of Electric Fuels.


   Joseph H. Richardson, Senior Vice President, Corporate
   Development, Age 44

       In August 1991, Mr. Richardson was appointed to his position as Senior Vice President of the Company. In
       October 1993, he was also appointed to the position of Senior Vice President, Legal and Administrative
       Services, and General Counsel of Florida Power Corporation, a position he holds concurrently with his positions at the Company. He was President and Chief Executive Officer of Talquin Corporation from May 1990 until September 1993.
       From May 1990, to August 1991, Mr. Richardson was Group Vice President, Development Group. From July 1986 to May 1990, he served as Vice President of Talquin.

There are no family relationships between any director and/or any executive officer of the Company. The executive officers serve at the pleasure of the Board of Directors.

Item 2.  PROPERTIES

The Company believes that its physical properties and those of its subsidiaries are adequate to carry on its and their businesses as currently conducted. The Company and its subsidiaries maintain property insurance against loss or damage by fire or other perils to the extent that such property is usually insured. (See Note 11 to the Financial Statements.) Substantially all of Florida Power's utility plant is pledged as collateral for Florida Power's First Mortgage Bonds. Certain railcars and tug/barge units owned or operated by Electric Fuels are subject to the lien of mortgages in favor of certain lenders, as are certain real estate properties held by Progress Credit. Equipment owned by Progress Credit and leased under finance leases is subject to liens in favor of the secured lenders.

                            UTILITY OPERATIONS

GENERATION: In November 1993, Florida Power added 396 MW of peaking capability to its Intercession City site. As a result of modifications to existing generating units, there was a total capability increase of 561 MW from last year's winter generating capability. As of December 31, 1993, the total net winter generating capability was 7,563 MW. This capability is generated by eighteen steam units at six plant locations with a capability of 4,929 MW and 43 combustion turbine peaking units with a capability of 2,634 MW. Florida Power's ability to use this generating capability may be adversely impacted by various governmental regulations affecting nuclear operations and other aspects of Florida Power's business. (See "Regulation and Franchises" and "Environmental Matters" under Item 1 "Business-Utility Operations.") Operation of these units may also be substantially curtailed by unanticipated equipment failures or interruption of fuel supplies. The net maximum hourly demand served during 1993 was 6,729 MW on August 5, 1993. Florida Power met that demand through system generating capability and economy power purchases from neighboring utilities. Florida Power's existing generating plants (all located in Florida) and their capabilities are as follows:
                                                                 Winter Net
                                                                  Maximum
                                                                 Dependable
                    Primary   Location        Steam    Peaking  Capability
Plants              Fuel     (County)          MW        MW         MW
- ----------------    -------   -------------  -------   -------   ----------
Crystal River:                 Citrus
  Unit #1           Coal                        373         -         373
  Unit #2           Coal                        469         -         469
  Unit #3           Uranium                     755*        -         755
  Unit #4           Coal                        717         -         717
  Unit #5           Coal                        717         -         717
                                              -----                 -----
                                              3,031                 3,031
Anclote:                       Pasco
  Unit #1           Oil                         517         -         517
  Unit #2           Oil                         517         -         517
Bartow              Oil        Pinellas         449       217         666
Turner              Oil        Volusia          145       200         345
Intercession City   Oil        Osceola            -       750         750
DeBary              Oil        Volusia            -       786         786
Higgins             Oil        Pinellas         123       148         271
Bayboro             Oil        Pinellas           -       232         232
Avon Park           Oil        Highlands          -        64          64
Port St. Joe        Oil        Gulf               -        18          18
Rio Pinar           Oil        Orange             -        18          18
Suwannee River      Oil        Suwannee         147       201         348
                                              -----     -----       -----
                                              4,929     2,634       7,563
                                              =====     =====       =====
* Represents 90.4% of total plant capability because 9.6% of capability was owned by other parties at December 31, 1993.

In January 1994, a 40 MW cogeneration unit located at the University of Florida in Gainesville was put into service. This unit provides steam to the University campus and hospital while generating electricity for Florida Power's system. Also in January 1994, Florida Power put two of its oldest power plants, the Higgins and Turner steam units, on extended cold shutdown status. This will increase the overall efficiency of Florida Power's operation.

PLANNED GENERATION: Florida Power and Georgia Power Company ("Georgia Power") plan to become co-owners of a 165 MW advanced combustion turbine to be located at Florida Power's Intercession City Peaker site. Upon expected completion in 1996, Florida Power would operate and maintain the unit for both owners. During the months of June through September, Georgia Power would have the exclusive right to the output of this unit. Florida Power would have that right for the balance of the year. This transaction would be subject to approval by the SEC and the Georgia Public Service Commission.

In a separate agreement, Florida Power has agreed to sell between 150 and 500 MW of summer peaking capacity annually to Georgia Power during the years of 1995 through 1999. Since Florida Power is a winter-peaking utility and Georgia Power is a summer-peaking utility, this transaction presents unique advantages to both parties. The agreement was accepted for filing by the FERC on March 11, 1994 and is pending approval by the Georgia Public Service Commission. Florida Power's generation strategy includes continuing efforts to sign similar energy agreements with other utilities. The revenues from these energy sales will help Florida Power offset some of its annual production costs and better utilize its facilities year-round.

In 1992, the FPSC granted Florida Power a certificate of need to build two gas-fired combined cycle generating units and related facilities. Each unit has a winter rating of 235 MW. They are to be built on a new power plant site in Polk County, Florida, approximately 50 miles east of Tampa. This new site is to be reclaimed from about 8,000 acres of mined-out phosphate land. The first unit is planned to come on line in 1998, with the second unit to follow in 1999. Commencement of construction of these units is contingent on obtaining all regulatory approvals.

Florida Power plans to use natural gas to fuel the first phase of the new energy complex in Polk County. Two Florida Power subsidiaries currently have 30% equity interests in the interstate and intrastate partnerships, respectively, of a gas pipeline project called the SunShine Pipeline. These investments totaled $4.9 million at December 31, 1993. Florida Power has an option to reduce or eliminate its ownership positions at the end of 1994.

The SunShine Pipeline, estimated to cost approximately $600 million, would originate near Pascagoula, Mississippi and would consist of two components:
the Sunshine Interstate Pipeline Project and the Sunshine Pipeline Project. The two components of the pipeline together will consist of approximately 600 miles of pipe with a 30-inch diameter main line. The design capacity through-put is anticipated to be approximately 460 million cubic feet per day ("MMcf/d") for the interstate component and approximately 380 MMcf/d for the intrastate component. Each of the components would be owned by a separate general partnership and, in connection therewith, Florida Power has formed two subsidiary companies: Power Interstate Energy Services Corporation, which is a partner in the interstate partnership, and Power Energy Services Corporation, which is a partner in the intrastate partnership. ANR Pipeline Company, a subsidiary of The Coastal Corporation, owns 40% of each partnership and TransCanada PipeLines Limited owns 30% of each partnership through subsidiary companies.

The interstate component of the SunShine Pipeline from Pascagoula to Okaloosa County, Florida would be regulated by the FERC. The intrastate component of the project from Okaloosa County to Polk County, Florida would be regulated by the FPSC. In June 1993, the FPSC approved a determination of need for the intrastate portion of the pipeline. Construction on the pipeline is contingent upon obtaining all regulatory approvals, financing and commitments from customers. (See Note 11 to the Financial Statements.)

Florida Power has signed a separate 25-year contract for the transportation of natural gas through the SunShine Pipeline to Florida Power's Anclote plant near Tarpon Springs and the Polk County site. Florida Power has contracted to purchase 120 MMcf/d of capacity through the pipeline beginning in early 1996, and to increase that volume to 210 MMcf/d by 1999 upon completion of Florida Power's planned generation complex in Polk County.

Florida Power's expansion plan for generation is summarized in the table below:




                                    Winter Net
                                     Maximum
                                                Combustion      Planned     Dependable
                Location     Steam      Turbine      In Service    Capability
Plants                  (County)       MW          MW           Date          MW
- ------------            --------     -----      --------    ----------     ---------
Intercession City(2)    Osceola         -           165          1/96         165
Combined Cycle 1        Polk          235              -        11/98         235
Combined Cycle 2        Polk          235              -        11/99         235
                                                                            -----
                                                                              635
Existing system generation (1)                                              7,335
                                                                            -----
Total planned system generation by the year 2000 is                         7,970
                                                                            =====
(1) Subsequent to closing the Higgins and Turner steam units, and adding a
    40 MW cogeneration unit.
(2) Florida Power plans to co-own this unit with Georgia Power.


In late December 1993, the FPSC adopted a rule regarding the construction of new power plants in Florida. In general, the rule requires each investor-owned electric utility to engage in a competitive bidding process for the construction of new generation unless the utility demonstrates on a case by case basis that such a process is not in the best interests of the utility's ratepayers. More specifically, the rule provides that prior to filing a petition for determination of need for an electrical power plant, each investor-owned electric utility shall evaluate supply-side alternatives to its next planned generating unit by issuing a request for proposals. The utility is required to evaluate proposals (which may include non-utility generators, utility generators, turnkey offerings, and other generating supply alternatives) from which a manageable group of potentially viable and cost-effective finalists would be selected. The rule also provides, however, that the FPSC may waive the rule or any part thereof upon a showing that the waiver (a) would likely result in a lower cost supply of electricity to the utility's ratepayers, (b) would increase the reliable supply of electricity to the utility's ratepayers, or (c) is otherwise in the public interest. Although the adoption of this rule could eventually affect Florida Power's ability to construct its own power plants, the rule is not expected to affect the construction of two gas-fired combined cycle generating units at Florida Power's site in Polk County, Florida, because as noted above, the FPSC already has granted Florida Power a certificate of need for these units.

NUCLEAR PLANT AND NUCLEAR INSURANCE: Information regarding nuclear plant and nuclear insurance is contained in Note 9 to the Financial Statements.

TRANSMISSION AND DISTRIBUTION: As of December 31, 1993, Florida Power distributed electricity through 329 substations with an installed transformer capacity of 38,711,485 kilovolt amperes ("KVA"). Of this capacity, 26,963,425 KVA is located in transmission substations and 11,748,060 KVA in distribution substations. Florida Power has 4,454 circuit miles of transmission lines of which 2,560 circuit miles are operated at 500, 230, or 115 kilovolts ("KV") and the balance at 69 KV. Florida Power has 22,390 circuit miles of distribution lines which operate at various voltages ranging from 2.4 to 25 KV.

Florida Power is preparing to construct a 500 KV transmission line that will run through northwest Hillsborough County and connect the Lake Tarpon substation in Pinellas County to the Kathleen substation in Polk County (the "LTK Line"). Florida Power received a certification of need for the LTK Line from the FPSC in 1984, a letter from the FDEP in February 1994 indicating that a water quality certification had been issued, and a dredge and fill permit from the U.S. Army Corps of Engineers in March 1994. Through the end of 1993, several lawsuits challenging various aspects of the LTK Line were dismissed with prejudice or were unsuccessful on the merits. In the first quarter 1994, Hillsborough County filed a lawsuit against the FDEP, and other parties initiated two administrative proceedings, that challenge procedures followed in issuing permits or authorizations relating to the LTK Line. Completion of the LTK Line is subject to the successful defense of these and any other legal actions that may seek to halt or delay construction of the LTK Line, and to the completion of condemnation proceedings to acquire various parcels needed for the project.

Florida Power has deferred indefinitely its plans to construct a 250 mile, 500 KV transmission line that would have interconnected bulk power electric systems in Florida and Georgia. Factors contributing to this decision were a slowing in Florida Power's customer growth rate and uncertainties related to transmission access and pricing.

                          DIVERSIFIED OPERATIONS
ELECTRIC FUELS

Electric Fuels operates approximately 975 railcars, 11 locomotives, 400 river barges and 15 river towboats which are either owned or leased, and are used for the transportation and shipping of coal and other bulk products. Through a joint venture, it has five oceangoing tug/barge units. An Electric Fuels subsidiary, through another joint venture, owns and operates a large bulk product terminal, located on the Mississippi River south of New Orleans, for handling coal and other products. Electric Fuels provides drydocking and repair services to towboats, offshore supply vessels and barges through an operation it owns near New Orleans.

Electric Fuels controls, either directly or through subsidiaries, coal reserves located in eastern Kentucky and southwestern Virginia. Electric Fuels owns, in fee, properties that contain estimated proven and probable coal reserves of approximately 180 million tons and controls, through mineral leases, additional estimated proven and probable coal reserves of approximately 85 million tons. Electric Fuels also owns a 50% undivided interest in coal reserves located in West Virginia that currently are being leased to a third party under an agreement that expires in March 1998. The reserves controlled by Electric Fuels include substantial quantities of high quality, low sulfur coal that is appropriate for use at Florida Power's existing generating units. The total production of coal mined from these reserves during 1993 was approximately 3.9 million tons.

In connection with its coal operations, an Electric Fuels subsidiary, through a joint venture, has an ownership interest in the operation of an underground mining complex in southeastern Kentucky and southwestern Virginia. Other Electric Fuels subsidiaries own and operate surface and underground mines, coal processing and loadout facilities, a river terminal facility in eastern Kentucky and three bulk commodity terminals: one on the Ohio River in Cincinnati, Ohio, and two on the Kanawha River near Charleston, West Virginia. Electric Fuels and its subsidiaries employ both company and contract miners in their mining activities.

An Electric Fuels subsidiary owns railroad car and parts repair facilities in eleven states. In addition, another subsidiary of Electric Fuels owns and operates a manufacturing facility at the Florida Power Energy Complex in Crystal River, Florida. The manufacturing process utilizes the fly ash generated by the burning of coal as the major raw material in the production of lightweight aggregate used in building blocks.

PROGRESS CREDIT

Progress Credit, through its leasing operations, owns 21 aircraft, 3 spare aircraft engines, 55 locomotives and other property. The aircraft and engines are mainly leased to seven U.S. commercial airlines. Information concerning Progress Credit's net investment in these assets is included in Note 5 to the Financial Statements. Through its real estate development subsidiary, Talquin Development Company ("TDC"), Progress Credit owns real estate throughout Florida. Significant holdings include 775 acres near Tallahassee, 2,000 acres near Polk City, and a 400-acre office park and a marina with 235 wet slips and 400 high and dry slips and 20 acres of adjacent property in St. Petersburg. In addition, TDC owns substantially all of two blocks in the central business district of St. Petersburg, which contain over 400,000 square feet of office and retail space. The Company and various subsidiaries occupy approximately 77,000 square feet of this office space. Through partnerships, TDC has interests in two office buildings and in a 334 unit apartment complex.

MID-CONTINENT

Mid-Continent owns an office building in Oklahoma City, Oklahoma.


ITEM 3. LEGAL PROCEEDINGS

1.  FERC Docket No. ER93-299.

    On December 17, 1993, Florida Power executed settlement agreements related to the coal cost issues in its 1993 wholesale rate case. The parties had previously resolved all cost of service issues and agreed to settlement rates that produced increased annual revenues of $5.9 million, or $2.7 million less than Florida Power's initially filed rates. The coal issue settlement involves a net cost to Florida Power of $1.2 million, and includes the customers' agreement to use certain FPSC market pricing mechanisms for FERC fuel adjustment clause purposes. In addition, the settlement resolves all claims regarding the propriety of past coal-related fuel adjustment costs through December 31, 1993. The proposed, unopposed settlement is pending before the FERC, with approval expected in the first quarter of 1994.

2.  FERC Docket No. ER94-961-000.

    On January 24, 1994, Florida Power reached a settlement in principle with the majority of its wholesale customers in its proposed 1994 rate case. The settlement provides for an annual revenue increase of approximately $10 million compared to 1993 settlement rates pending FERC approval. The agreement was reached utilizing a "pre-filing settlement procedure" under which Florida Power's rate case filing package was provided to the wholesale customers in advance of filing with FERC, without delaying the eventual effective date of the new rates. The settlement agreement was filed with FERC on February 8, 1994, with settlement rates becoming effective for the customers that are parties to the agreement on March 2, 1994. A decision from the FERC regarding this settlement, and new rates for the minority of customers not party to the agreement, is expected in April 1994.

3. Florida Gas Transmission Company v. Florida Public Service Commission, Florida Supreme Court Case No. 82,171.

    On July 7, 1993, the FPSC issued a certificate of need to the Sunshine Pipeline Partners, a Florida general partnership, for an intrastate natural gas pipeline from northwest Florida to central Florida. Through a wholly owned subsidiary, Power Energy Services Corporation, Florida Power holds a 30% equity interest in this general partnership. On August 2, 1993, Florida Gas Transmission Company filed a notice of appeal of the FPSC's action to the Florida Supreme Court on the basis that (i) the law under which the certificate was granted is unconstitutionally vague in its delegation of authority to the FPSC and (ii) the FPSC's final order failed to address matters that the FPSC is statutorily required to address. Briefs have been filed and oral arguments were heard in the case on February 1, 1994. A decision is expected in the first half of 1994.

4. Union Carbide Corporation v. Florida Power & Light Company ("FP&L") and Florida Power Corporation, U.S. District Court for the Middle District of Florida, Tampa Division, Civil Action No. 88-1672-CIV-T-13C.

    In this suit filed on October 14, 1988, seeking both injunctive relief and damages, Union Carbide Corporation ("Union Carbide") claims that Florida Power violated provisions of the Sherman and Clayton Antitrust Acts primarily by refusing to provide retail electric service to Union Carbide's plant at Mims, Florida. Florida Power's records indicate that a territorial agreement has been in effect between it and FP&L for approximately thirty (30) years, pursuant to which it was understood and agreed that Florida Power would not provide retail electric service in the area in question and that FP&L would provide such service. Florida Power's records further indicate that its territorial agreement with FP&L was approved by the FPSC pursuant to a clearly articulated policy of the state encouraging such territorial agreements between electric utilities. Accordingly, Florida Power and FP&L jointly filed a Motion for Summary Judgment on November 22, 1988, contending that there is no dispute as to any material issue of fact in the case, and that the case should therefore be decided in their favor, as a matter of law, based upon the qualification of the approved territorial agreement for the state action exemption to the antitrust laws. Union Carbide filed a Motion for Partial Summary Judgment as to the issue of liability on May 2, 1989. On July 11, 1989, the General Counsel to the FPSC was allowed to appear and file a Memorandum of Law as Amicus Curiae in support of the positions of Florida Power and FP&L in their Joint Motion for Summary Judgment.

    On December 8, 1993, the Court denied the Motion for Summary Judgment filed by Florida Power and FP&L and the Motion for Partial Summary Judgment filed by Union Carbide. The Court found that even though
    Florida has a clearly articulated State policy of allocating service territories of utilities and the FPSC has provided adequate supervision of the retail service territories of Florida Power and FP&L, the documentation of the territorial agreement and the FPSC's approval of that agreement, "...gives rise to conflicting interpretations of the intent of [Florida Power and FP&L and the FPSC] regarding the provision of service in Broward County." The Court construed the intent of the FPSC in approving the territorial agreement to be to "...allocate to each utility that territory on its respective side of the boundary line in which competition is reasonably expected." Union Carbide, FP&L, and Florida Power all filed Motions for Reconsideration of the Court's Order of December 8, 1993.

    On January 26, 1994, the Court denied all the Motions for Reconsideration and found that a material issue of fact exists as to "...whether Mims was located in an area to the east of the [territorial] boundary line [between Florida Power and FP&L] in which competition [between Florida Power and FP&L] was reasonably foreseeable in the future." This issue had never been raised by any of the parties to the litigation, and was mentioned for the first time in the Court's Order of December 8, 1993. Florida Power believes that the issue of expected competition in the Mims area at the time the territorial agreement was approved is not material to a proper disposition of the case, and that a summary judgment should be entered in favor of Florida Power and FP&L on the basis of the Court's findings in their favor on all the critical issues of law in its Order of December 8, 1993.

    Incident to a status conference in the case on February 1, 1994, Union Carbide requested certification of the case for purposes of taking an appeal. Accordingly, the Court elected to delay permitting any additional discovery or setting the case for trial on the limited issue of material fact it found to exist pending disposition of appeals from the Court's rulings on the motions for summary judgment. Florida Power and FP&L filed notices of appeal to the U.S. Court of Appeals for the 11th Circuit on February 8, 1994 and the plaintiff filed a notice of cross appeal on February 22, 1994. Also at the status conference on February 1, 1994, Praxair, Inc. to which Union Carbide had previously spun off its plant at Mims, Florida, was substituted for Union Carbide as the plaintiff in their cause, subject to certain reservations. Accordingly, future reports on this case will be under the name of Praxair, Inc. v. FP&L and Florida Power.

5. Kim S. McDowell and Talesa C. Lloyd v. Florida Power Corporation, United States District Court for the Middle District of Florida, Tampa Division, Case No. 91-1858-CIV-T-23B.

    On November 3, 1992, counsel for the plaintiffs in this matter filed a motion for leave to file a first amended complaint. The initial pro se action, filed on November 29, 1991, by these two former employees of Florida Power, raised allegations of sexual discrimination and harassment and sought relief under Title VII of the Civil Rights Act of 1964. The motion asks the court to allow the plaintiffs to amend the initial complaint to add another named plaintiff and to allow the named plaintiffs to represent a class of female employees. The first amended complaint also seeks injunctive relief and compensatory and punitive damages on behalf of the class of all former, present, and future female employees of Florida Power who have been, are being or will be discriminated against or harassed because of their sex.

    Florida Power believes that its exposure in this matter will not be material even if it is unsuccessful in defending against the individual claims of the named representatives. However, it cannot yet be determined whether this case will be certified as a class action or how large the class could become. Certain procedural matters have delayed the handling of this case, and at present seven motions are pending and no trial date has been set.

6. Florida Public Utilities Company v. Florida Power Corporation, Florida Power & Light Company, Atlanta Gas Light Company, and City of Sanford, Florida, United States District Court for the Middle District of Florida, Orlando Division, Civil Action No. 92-115-CIV-ORL-19.

    On February 7, 1992, Florida Power was served with a copy of a complaint alleging damages caused by violations of the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA" or "Superfund") and Sections 376.302 and 376.313(3) Florida Statutes, by former owners of a coal gasification plant previously operated at Sanford, Florida. The plaintiff, Florida Public Utilities Company, currently owns the land which includes the former plant site. The complaint states that the FDEP has completed its initial investigation and has determined that hazardous substances have been discharged and/or released at the site of the former gasification plant.

    The plaintiff alleges that Florida Power owned and operated the plant from 1944 until 1946 and that Florida Power is a successor in interest through the merger of Florida Power with a previous owner of the plant, Sanford Gas Company.

    On February 3, 1994, the parties to this action submitted a completed contamination assessment report to the FDEP. As of this date, Florida Power has not received any further communication from the FDEP. Florida Power anticipates an extended period of negotiation with the FDEP. The lawsuit continues to be stayed pending the results of the FDEP's review.

    At the present time, Florida Power does not believe that its share of the costs of cleaning up this site will be material, or that it will have to bear a significantly disproportionate share of those costs. This matter is being reported because liability for the cleanup of certain sites is technically joint and several, and because the extent to which other parties will ultimately share in the cleanup costs at this site is not yet determinable. (See Note 11 to the Financial Statements for further information regarding the potential costs.)

7. Peak Oil Company, Missouri Electric Works, 62nd Street, AKO Bayside, Bluff Electric and Sydney Mine Superfund Sites.

    Florida Power has been notified by the EPA that it is or could be a "potentially responsible party" ("PRP") with respect to each of the above Superfund sites. Based upon the information presently available, Florida Power has no reason to believe that its total liability for the cleanup of these sites will be material or that it will be required to pay a significantly disproportionate share of those costs. However, these matters are being reported because liability for cleanup of certain sites is technically joint and several, and because the extent to which Florida Power may ultimately have to participate in those cleanup costs is not presently determinable. (See Note 11 to the Financial Statements for further information regarding the potential costs.)

8.  Peak Oil Company and Zellwood Groundwater Superfund Sites.

    The Company has been notified by the EPA that one or more former non-utility operations whose assets have been divested are or could be PRPs with respect to the Zellwood Groundwater or Peak Oil Company
    Superfund cleanup sites.   Based upon the information presently
    available, the Company has no reason to believe that its total liability for the cleanup of these sites will be material or that it will be required to pay a significantly disproportionate share of those costs. However, these matters are being reported because liability for cleanup of certain sites is technically joint and several, and because the extent to which the Company may ultimately have to participate in those cleanup costs is not presently determinable. (See Note 11 to the Financial Statements for further information regarding the potential costs.)


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                  PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange. The high and low price per share of the Company's common stock for each quarterly period and the dividends per common share paid on shares of the Company's common stock during the last two fiscal years appears on the "Quarterly Financial Data" table at the end of the Notes to the Financial Statements, herein.

In November 1993, the Company's Board announced an increase of 2.1% in the annual dividend rate from $1.94 to $1.98 per share. The Company's current dividend payout ratio is 87 percent. The Company's earnings projections indicate that it can lower the dividend payout. Over time, it is the Company's goal to lower the payout ratio to 75 percent. At the same time, the Company believes that it can maintain a dividend growth rate that is comparable with that of other high-quality electric utility stocks.

The Company's Restated Articles of Incorporation, as amended, do not limit the dividends that may be paid on its common stock. However, the primary source for payment of the Company's dividends consists of dividends paid to it by Florida Power. Florida Power's Amended Articles of Incorporation, as amended, and its Indenture dated as of January 1, 1944, as supplemented, under which it issues first mortgage bonds, contain provisions restricting dividends in certain circumstances. At December 31, 1993, Florida Power's ability to pay dividends was not, nor is it expected to be, limited by these restrictions.

The Company and PCH have entered into an Amended and Restated Support Agreement dated as of February 1, 1991, pursuant to which the Company has agreed to cause PCH to have at the last day of each month a net worth (defined generally as the sum of capital stock and retained earnings minus the sum of treasury stock and intangible assets) equal to $150 million, plus 50% of PCH's consolidated net income since January 1, 1990 (and not minus any consolidated net loss), plus the net proceeds to PCH of any capital stock or equity contribution issued to or made by the Company or any subsidiary of the Company since January 1, 1990, other than an equity contribution consisting of capital stock or assets of a subsidiary of the Company. As of December 31, 1993, PCH's net worth was $98.1 million higher than the amount required under this agreement.

The approximate number of equity security holders of the Company is as follows:

                                   Number of Record Holders
       Title of Class              as of February 22, 1994
- ------------------------------     -------------------------
Common Stock without par value                 44,340


ITEM 6.  SELECTED FINANCIAL DATA

                                       Annual Growth Rates
                                            (in percent)
                                            1988-1993    1993     1992    1991     1990      1989      1988
- ------------------------------------------------------------------------------------------------------------------
FLORIDA PROGRESS CORPORATION
Summary of operations (in millions):
     Utility revenues                          5.9   $1,957.6  $1,774.1  $1,718.8  $1,709.1  $1,627.0  $1,468.5
     Diversified revenues (continuing)        12.7      491.4     321.2     355.9     301.7     274.3     270.1
     Income from continuing operations         1.9      195.8     175.7     174.5     179.8     186.1     178.6
     Income (loss) from discontinued
       operations and change in accounting       -         .8         -      (2.4)    (15.0)      1.0       1.2
     Net income                                1.8      196.6     175.7     172.1     164.8     187.1     179.8
- ------------------------------------------------------------------------------------------------------------------
Balance sheet data (in millions):
     Total assets                              5.7   $5,638.8  $5,333.0  $5,024.9  $5,045.9  $4,610.4  $4,272.3
     Capitalization:
          Short-term capital                 (11.3)  $  201.6  $  201.9    $ 68.2  $  681.0  $  498.6  $  366.5
          Long-term debt                      12.2    1,866.6   1,656.4   1,659.1   1,326.2   1,125.8   1,048.8
          Preferred stock                     (8.7)     148.5     216.0     231.0     233.5     233.5     233.5
          Common stock equity                  6.7    1,820.5   1,737.6   1,587.7   1,424.3   1,372.3   1,316.9
- ------------------------------------------------------------------------------------------------------------------
               Total capitalization            6.4   $4,037.2  $3,811.9  $3,546.0  $3,665.0  $3,230.2  $2,965.7
- ------------------------------------------------------------------------------------------------------------------
Common stock data:
     Average shares outstanding (in millions)  2.9       88.3      85.4      80.8      77.0      76.6      76.6
     Earnings per share:
          Utility                             (1.4)      $2.06     $1.99     $2.03     $2.15     $2.19     $2.21
          Diversified (continuing)             4.2         .16       .07       .13       .18       .24       .13
          Discontinued operations and
               change in accounting              -         .01        -       (.03)     (.19)      .01       .01
          Consolidated                        (1.0)       2.23      2.06      2.13      2.14      2.44      2.35
     Dividends per common share                3.2        1.95      1.905     1.843     1.777     1.72      1.667
     Dividend payout                             -       87.6%     93.0%     87.0%     82.9%     70.4%     71.0%
     Dividend yield                              -        5.9%      5.9%      6.0%      7.2%      6.6%      7.3%
     Book value per share of common stock      3.5      $20.40    $19.85    $19.14    $18.37    $17.92    $17.20
     Return on common equity                     -       11.1%     10.6%     11.4%     11.8%     13.9%     13.9%
- ------------------------------------------------------------------------------------------------------------------
     Common stock price per share:
          High                                   -       36 3/8    33 1/4    31 1/2    27        26 3/4    25 1/8
          Low                                    -       31 1/4    27 7/8    24 3/8    22 1/4    22 1/8    21 1/4
          Close                                7.7       33 5/8    32 5/8    31 1/4    25 1/2    26 5/8    23 1/4
     Price earnings ratio (year-end)                     15.1      15.8      14.7      11.9      10.9       9.9
- ------------------------------------------------------------------------------------------------------------------
Other year-end data:
     Number of employees                       (.4)     7,825     7,301     7,350     7,879     7,490     7,974
     Number of common shareholders             (.2)    44,371    44,870    42,176    41,970    43,005    44,929
- ------------------------------------------------------------------------------------------------------------------
FLORIDA POWER CORPORATION
Electric sales billed (millions of KWH):
     Residential                               3.9   13,372.6  12,825.8  12,623.9  12,415.5  11,786.9  11,065.6
     Commercial                                4.0    7,884.8   7,544.1   7,489.2   7,328.7   6,989.8   6,479.4
     Industrial                               (1.7)   3,380.8   3,254.5   3,303.0   3,455.7   3,766.1   3,680.6
     Total retail sales                        3.2   26,528.3  25,414.0  25,179.1  24,878.3  24,123.3  22,691.7
     Total electric sales                      1.9   28,647.8  27,375.5  27,350.2  27,143.7  26,510.5  26,130.9
- ------------------------------------------------------------------------------------------------------------------
Residential service (average annual):
     KWH sales per customer                    1.1     12,420    12,214   12,257    12,319     12,059    11,754
     Revenue per customer                      3.8       $983      $884     $899      $896       $845      $814
- ------------------------------------------------------------------------------------------------------------------
Ratio of earnings to fixed charges (SEC method) .2       3.83      3.84     3.87      3.89       3.79      3.79
Embedded cost of long-term debt               (3.2)      6.8%      7.5%     7.7%      7.9%       8.1%      8.0%
Embedded cost of preferred stock              (1.1)      6.8%      7.3%     7.3%      7.2%       7.2%      7.2%
- ------------------------------------------------------------------------------------------------------------------
Operating data:
     Net system capability (MW)                4.4      7,563     7,002    6,623     6,571      6,309     6,086
     Net system peak (MW)                      1.7      6,729     6,982    6,056     5,026      6,817     6,188
     Construction additions (in millions)     17.1     $442.0    $491.6   $355.3   $269.5     $254.8    $201.1
     Percentage of construction expenditures
          generated internally                (6.9)       70%       32%      90%       52%        73%      100%
     Average number of customers               2.7  1,214,653 1,182,170 1,159,237 1,135,499 1,101,817 1,060,971
     Number of full-time employees             1.0      5,807     5,806    5,677     5,570      5,553     5,512
- ------------------------------------------------------------------------------------------------------------------


In the preceding table, certain reclassifications have been made to amounts in prior years to conform to the current year's presentation and all share and per share amounts have been adjusted to reflect the 3-for-2 common stock split to shareholders of record on June 30, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Although the electric utility industry is becoming increasingly competitive, Management believes that Florida Power is in a good competitive position. See
Item 1 "Business-Utility Operations-Competition."

Florida Power is streamlining operations and cutting costs to improve its competitiveness. These actions also are expected to allow Florida Power to offset other rising costs such as income taxes, environmental expenses and insurance costs. Florida Power expects to earn its authorized return on equity, while maintaining competitive prices. Through anticipated sales growth and cost control, Florida Power believes it can wait to file a major retail rate case until its next baseload unit is near completion in 1998.

                             OPERATING RESULTS

The Company's 1993 consolidated earnings were $196.6 million, or $2.23 per share, compared with $175.7 million, or $2.06 per share, for 1992 and $172.1 million, or $2.13 per share, for 1991. A summary of earnings per share by company is as follows:

                         EARNINGS PER SHARE

                                          1993     1992    1991
- ----------------------------------------------------------------
Florida Power Corporation                $2.06    $1.99   $2.03
- ----------------------------------------------------------------
Electric Fuels Corporation                 .17      .14     .10
Mid-Continent Life Insurance Co.           .10      .09     .09
Progress Credit Corporation:
        Lending and leasing                .02      .05     .10
        Real estate                       (.08)    (.19)   (.08)
Corporate and other                       (.05)    (.02)   (.08)
- ----------------------------------------------------------------
Diversified                                .16      .07     .13
- ----------------------------------------------------------------
Continuing operations                     2.22     2.06    2.16
Discontinued operations                      -        -    (.03)
Change in accounting                       .01        -       -
- ----------------------------------------------------------------
Consolidated                             $2.23    $2.06   $2.13
- ----------------------------------------------------------------

UTILITY

In 1993, Florida Power earned $181.5 million, or $2.06 per share, compared with $170.2 million, or $1.99 per share, in 1992 and $164.1 million, or $2.03 per share, in 1991.

Operating revenues were $1.958 billion in 1993, compared with $1.774 billion in 1992 and $1.719 billion in 1991. The increased operating revenues and higher earnings in 1993 were mainly due to the phased-in increases in retail base rates, reflecting the outcome of Florida Power's 1992 retail rate case.

In September 1992, the FPSC granted Florida Power an annual revenue increase of $85.8 million. The FPSC approved permanent increases in retail base rates of approximately $58 million in November 1992, $9.7 million in April 1993 and $18.1 million in November 1993. (See Note 10 to the Financial Statements.)

The new retail rates are based on a 12% regulatory return on equity. Florida Power's allowed retail regulatory return on equity range is 11% to 13%.
Florida Power's retail regulatory return on equity was 12.1% for the year ended December 31, 1993.

New revenues were granted in the approved rate increase to allow for the recovery of new investment to support customer growth, increased operations and maintenance costs, and higher depreciation expenses. The rate increase also allows Florida Power to recover costs for employee benefits in accordance with the new accounting standard for other postretirement benefits that became effective January 1, 1993.

The new base rates increased operating revenues by $43.4 million and increased earnings by $10.4 million for 1993, after recording new expenses authorized in the rate case.

The FPSC has conducted proceedings to review the authorized return on common equity for other Florida utilities to reflect a lower cost of capital. While some of these proceedings have resulted in a reduction of the authorized return on common equity, the FPSC has not ordered any refunds or lowered customer rates.

Florida Power filed a 1994 wholesale base rate proceeding on February 8, 1994 before the FERC after reaching a settlement in principle with its wholesale customers. Florida Power is requesting an increase in annual revenues of approximately $10 million to recover costs for new generating facilities and higher purchased power costs. The settlement is expected to be approved by the FERC in the second quarter 1994.

In December 1993, Florida Power executed a settlement agreement with its wholesale customers for $5.7 million in higher annual revenues in its 1993 rate proceeding. The settlement is expected to be approved by the FERC in the first quarter of 1994.

Florida Power reached a settlement with its wholesale customers in its 1992 rate proceeding, which had no significant impact on annual revenues but resulted in a retroactive depreciation adjustment that increased Florida Power's 1992 fourth quarter earnings by $5.6 million. (See Note 1 to the Financial Statements.)

Florida Power's customer growth rate for 1993 was 2.7%, compared with 2% in 1992. An increase of more than 32,000 customers during 1993 was the principal reason for a 5.3% increase in retail KWH sales for the year.

The main reason for the increase in the customer growth rate during 1993 was Florida Power's acquisition of the Sebring Utilities Commission electrical distribution system. The purchase occurred in April 1993, adding about 12,500 customers to Florida Power's system. Florida Power paid $54 million for the system, which included $23.6 million for the book value of the assets and going-concern value of the system. The $30.4 million difference was used to retire Sebring's prior debt and will be repaid to Florida Power through a transition rate from Sebring customers over a period of 15 years. Florida Power plans to include the net book value of the assets in its next retail rate case in 1998.

In addition to customer growth, the higher energy sales in 1993 were the result of increased average customer usage. During 1993, average residential and commercial customer usage was up by 1.7% and 1.8%, respectively, compared with 1992. The primary reason for the higher average usage was the warmer-than-normal summer weather in Florida Power's service territory in 1993.

Fuel and purchased power costs increased by $49.9 million in 1993, compared with 1992. The increase was primarily due to higher system requirements and increased purchased power costs. Florida Power has several long-term purchased power commitments with qualifying facilities that will increase its level of purchased power over the next several years. Since Florida Power recovers substantially all fuel and purchased power costs through fuel and capacity adjustment clauses, and defers any adjustments to the following period, these fluctuations have little impact on net income. (See Note 11 to the Financial Statements with respect to present and possible future impact of these commitments.)

Other utility operations and maintenance expenses increased by $64.2 million in 1993. Recoverable energy conservation programs accounted for $32.3 million of the increase. Florida Power recovers substantially all of its energy conservation program costs through a clause similar to the fuel adjustment clause. Also contributing to the increase were postretirement benefits and the costs associated with an early retirement option announced in late 1993. These increases in other utility operations and maintenance expenses were partially offset by reduced maintenance costs at the Crystal River Nuclear Plant that resulted from the timing of outages.

Florida Power's earnings were lowered by $3.4 million, or $.04 a share, for the early retirement costs recognized in 1993 and Florida Power estimates that 1994 earnings will be lower by approximately $8 million. Payroll cost reductions and other lower personnel-related expenses are expected to pay back the expenses being recognized for the early retirement option in less than three years.

During 1993, the nuclear unit's capacity factor was 84.5%, which is above the industry average. This capacity factor was achieved despite the plant completing a mid-cycle maintenance outage. Florida Power's share of the expenses for the 53-day outage totaled $9.7 million. (See Note 9 to the Financial Statements.)

Electric utilities have only recently begun the process of decommissioning large nuclear units. Therefore, estimates of decommissioning costs have been based on limited experience. As the industry gains additional experience, estimates of decommissioning costs may increase. (See Note 9 to the Financial Statements.)

In November 1992, the U.S. Nuclear Regulatory Commission issued its most recent Systematic Assessment of Licensee Performance report for the nuclear unit. The report gave favorable ratings to the plant in all seven functional areas. The plant received the highest performance rating in three of seven areas and the next to the highest or industry average rating in the remaining four areas.
The next performance report for the unit is expected in April 1994.

The 1992 retail rate decision included revenues to recover additional depreciation expense, beginning in November 1992, previously ordered by the FPSC. The decision included a provision for fossil plant dismantlement costs. These dismantlement costs totaled $23.9 million in 1993, $18.2 million in 1992 and $16.6 million in 1991. (See Note 1 to the Financial Statements.)

Stock dilution accounted for all of the decline in Florida Power's earnings per share in 1992 and also impacted the 1993 earnings per share amount.

The financial return on Florida Power's common equity was 12.1% in 1993, 12.3% in 1992 and 12.9% in 1991. Although the 1993 Florida Power return was bolstered by the increase in retail electric rates and the higher energy sales, these increases were offset by higher income taxes, and increased costs for insurance and the early retirement option.

Several Company subsidiaries, including Florida Power, have been notified by the EPA that each is or may be a potentially responsible party for the cleanup costs of several contaminated sites. In addition, Florida Power is a defendant in an action seeking contribution for cleanup costs from the prior owners of a former coal gasification plant site. (See Note 11 to the Financial Statements.)

DIVERSIFIED OPERATIONS

In 1993, earnings from continuing diversified operations were $14.3 million, or $.16 per share, compared with $5.5 million, or $.07 per share, in 1992 and $10.4 million, or $.13 per share, in 1991. Improved operating results at the diversified companies in 1993 were partially offset by the negative impact of the new federal tax law. The tax law reduced earnings of the Company's diversified operations by $3.6 million, or $.04 per share, in 1993. Diversified results were lower in 1992 as the real estate unit provided for expected losses on the sale of real estate.

The Company continues to expand the energy-related businesses of Electric Fuels, the Company's coal mining and transportation unit. In June 1993, a subsidiary of Electric Fuels acquired the assets of Steel Processing Services, Inc., an Alabama-based rail car repair and parts reconditioning company. The acquisition increased 1993 revenues for Electric Fuels by approximately $80 million. The combined rail services operations will allow Electric Fuels to better serve the needs of its rail industry customers and accelerate expansion into new markets.

Earnings for Electric Fuels were $14.9 million, or $.17 per share, in 1993, compared with $12.1 million, or $.14 per share, in 1992 and $8 million, or $.10 per share, in 1991. In addition to earnings from the former Steel Processing operations in 1993, improved results from Electric Fuels' marine operations and higher coal production resulting from newly acquired coal reserves contributed to the earnings increases in 1992 and 1993.

The Company also is maintaining a proven growth strategy for its life insurance business, Mid-Continent Life Insurance Company. With plans to open two new offices annually in the next several years, Mid-Continent expects to expand market share through the development of a regional office network.

Mid-Continent's earnings for 1993 increased to $8.5 million, or $.10 per share, from $8 million, or $.09 per share, in 1992 and $7.5 million, or $.09 per share, in 1991. The annual earnings increases are mainly due to the growth in premiums, net of related expenses, which is attributable to the expansion of the regional office network; more independent agents marketing Mid-Continent's products; and an increasing market share. Since the Company acquired Mid-Continent in 1986, the insurance company's earnings have increased an average of 19% annually.

The Company is continuing to withdraw from the lending and leasing business and is selling its real estate properties as market conditions allow. In 1993, the Company merged its primary real estate unit, Talquin, into Progress Credit, the Company's lending and leasing unit, to streamline administration and reduce overhead.

Since announcing its decision to implement an orderly liquidation of the investment portfolio and the commercial lending and leasing business in September 1991, the Company has reduced Progress Credit's financial assets by 35%, or $314 million. The financial portfolio, which totaled $573.5 million at the end of 1993, primarily contains commercial aircraft loans and leases and first mortgage real estate loans. The lending and leasing unit has experienced delinquencies in ongoing lease and loan payments as well as loan principal maturities. Progress Credit has negotiated the restructuring of certain transactions and instituted legal remedies and other remedial actions, where appropriate. (See Note 5 to the Financial Statements.)

As of the end of 1993, the Company had reserves of $24.5 million for the lending and leasing portfolio. Assuming no further deterioration in the airline and real estate industries, these reserves are expected to be adequate to implement the Company's orderly liquidation strategy.

Leases and loans generally are placed in non-accrual status when management believes the collectibility of interest or principal is unlikely. There were no assets on non-accrual status as of December 31, 1993. Since then, one loan collateralized by real estate assets in Van Nuys, California has been placed on non-accrual status. The related lease payments have been reduced since buildings on the property were damaged in the recent Los Angeles earthquake. Despite this event, management continues to believe the reserves for the lending and leasing portfolio to be adequate.

Earnings in 1993 for the Company's commercial lending and leasing unit were $2.2 million, or $.02 per share, compared with $4 million, or $.05 per share, in 1992 and $8.4 million, or $.10 per share, in 1991.

The lower income in 1993 is primarily due to the effect of the new tax law, which reduced the lending and leasing operations' net earnings by $2.5 million, or $.03 per share. This reduction included a deferred tax adjustment related to the leveraged equipment leasing business.

In 1993, the Company's real estate unit realized losses from continuing operations of $7.4 million, or $.08 per share, compared with losses of $16.7 million, or $.19 per share, in 1992 and $6.6 million, or $.08 per share, in 1991.

During 1993, the real estate operations had lower operating and interest costs, compared with 1992, due to the sale of some properties in the real estate portfolio and lower interest rates. In April 1993, two life-care facilities were sold to the projects' managing general partner for $82.8 million, which resulted in a deferred gain of $4.2 million. Progress Credit financed the sale of the life-care facilities through 7-year mortgage loans. In September and October 1993, the real estate unit sold all of its apartment complexes, in which it has a general partnership interest, for a total of $83.9 million, and recognized an after-tax loss of about $.5 million.

In 1992, the real estate unit provided for expected losses on real estate sales, which reduced earnings by $7.4 million, or $.09 per share. This was the major reason for the higher losses in 1992 at the real estate unit.

The timing of earnings from an installment sale of the real estate unit's citrus operations impacted the 1991 results. In 1991, the unit recognized the last installment gain of $3.1 million, or $.04 per share, from this sale.

The sale of the real estate portfolio and the finance unit's holdings is expected to result in lower revenues and interest expense for the Company. The impact on net income depends on the timing of these sales and the relationship between the returns on the assets sold, carrying costs incurred and the interest rates on the associated debt repaid.

Since most of the Company's remaining real estate properties are located in growth areas, management believes the market for its projects should begin to recover as the economy improves. The current weak real estate market will require the Company to hold these properties, and absorb the related carrying costs, until economic conditions improve and the properties can be sold.

The Company's investments in its real estate portfolio totaled approximately $140 million at December 31, 1993. The majority of this capital was invested in Barnett Tower, the Company's headquarters building, and the Carillon office park.

The increases in the 1993 diversified revenues and operating expenses are mainly due to the expansion of the rail services business at Electric Fuels. These increases were partially offset by reduced operations as a result of the sale of real estate assets during 1993 and the continuing withdrawal from the lending and leasing business.

The return on equity for continuing diversified operations was 5.2% in 1993, 2% in 1992 and 4.8% in 1991. In each year, the diversified returns were depressed mainly due to holding real estate properties without any significant sales activity.

Excluding the results from the lending and leasing and real estate units, which are being divested, the diversified returns were 10.1% in 1993, 11% in 1992 and 9.9% in 1991. The percentage of equity invested in diversified operations was 16% at the end of 1993 and is likely to remain below 20%.

INTEREST EXPENSE AND INFLATION

Interest expense was impacted by lower interest rates in both 1992 and 1993, compared with 1991. Interest expense increased in 1993, compared with 1992, despite lower rates, due to higher average debt levels in 1993.

Allowance for funds used during construction decreased $3.1 million in 1993, compared with an increase of $9.3 million in 1992. During 1992 and 1993, several major construction projects were completed at Florida Power, contributing to the 1993 decrease.

Even though the inflation rate has been relatively low in recent years, inflation continues to affect the Company by reducing the purchasing power of the dollar and increasing the cost of replacing assets used in the business. This has a negative effect on Florida Power since regulators do not generally consider this economic loss when utility rates are set. However, such losses are partly offset by the economic gains that result from the repayment of long-term debt with inflated dollars.

INCOME TAXES

In August, the Omnibus Budget Reconciliation Act of 1993 was signed into law. The major provision of the new tax law affecting the Company is the increase in the maximum corporate income tax rate from 34% to 35%. This 1% increase in the tax rate, and the related impact on accounting for long-term leveraged leases, lowered the Company's 1993 net earnings by $6.4 million, or $.07 per share. (See Note 7 to the Financial Statements.)

ACCOUNTING STANDARDS

The Company adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes," in 1993. The adoption of the standard did not have a significant impact on earnings in 1993. (See Note 1 to the Financial Statements.)

The Company also adopted Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1993. This standard mandates that an employer's obligation for postretirement benefits must be fully accrued by the date employees attain full eligibility to receive these benefits. The Company accrued approximately $19 million in additional annual costs under the new standard in 1993, but a substantial portion was recovered through increased customer base rates at Florida Power. (See Note 8 to the Financial Statements.)

The Company will be required to adopt two new financial accounting standards in 1994 - Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and Financial Accounting Standard No. 112, "Employers' Accounting for Postemployment Benefits." The Company plans to adopt the provisions of Financial Accounting Standard No. 114, "Accounting by Creditors for the Impairment of a Loan," effective in 1995. The adoption of these standards is not expected to have a material impact on earnings. (See Note 1 and Note 5 to the Financial Statements.)

                      LIQUIDITY AND CAPITAL RESOURCES

Cash from operations has been the primary source of capital for the Company over the last five years.

In May 1991, the Company sold 4.4 million common shares through its first underwritten public stock offering since 1983. The net proceeds totaled $113.2 million. In a May 1992 public offering, the Company sold an additional 2.6 million common shares. The net proceeds of this offering were $76.5 million. During the last three years, the Company also raised $143.6 million of equity capital through its Progress Plus Stock Plan and a predecessor plan. In 1993, about 1.7 million additional shares were issued through the plan, providing $57.7 million. In late 1993, the Company filed a shelf registration for 4.5 million common shares. The Company expects to issue a portion of these shares in a 1994 public offering.

The Company is issuing new equity to strengthen its common equity capital percentage and raise equity for funding Florida Power's construction program. Other sources of capital have included proceeds from the sale of the building products operations and real estate properties and the orderly liquidation of the lending and leasing portfolio.

The Company's common equity, as a percent of total capital, was 45.1% as of December 31, 1993, and 45.6% in 1992. Short-term capital, as a percent of total capital, was 5% in 1993 and 5.3% in 1992.

The Company has strengthened its capital structure through the sale of common stock, Florida Power first mortgage bonds, real estate properties, and lending and leasing assets, when compared with 1990. At December 31, 1990, common equity was 38.8% of total capital and short-term debt was 18.6% of total capital. The Company's primary short- and long-term capital requirements result from utility construction and property additions, dividend payments to common shareholders, debt repayments and diversified property additions. Other capital requirements include business acquisitions and joint venture investments.

UTILITY

Florida Power's construction expenditures for 1993 totaled $426.4 million, consisting primarily of distribution and production expenditures. The five-year construction program includes planned expenditures of $344 million, $378 million, $325 million, $371 million and $354 million for 1994 through 1998.

In December 1991, the FPSC approved the utility's request to construct two gas-fired, combined-cycle generating units in Polk County, Florida. Construction expenditures of $287 million are planned for this new energy complex in the 1994-1998 forecast with most of the expenditures in the later years.

Florida Power plans to use natural gas for the first phase of the new energy complex in Polk County. Florida Power's subsidiaries currently have 30% equity interests in the interstate and intrastate partnerships of a gas pipeline project. These investments totaled $4.9 million at December 31, 1993. Florida Power has an option to reduce or eliminate its ownership positions at the end of 1994. (See Note 11 to the Financial Statements.)

In a separate agreement, Florida Power has signed a 25-year contract for the transportation of natural gas to Florida Power's Anclote plant near Tarpon Springs and the Polk County site through this planned pipeline.

The Clean Air Act of 1990 requires electric utility companies to reduce sulfur dioxide emissions in two phases. Florida Power will not be affected significantly by Phase I, which begins in 1995, and expects to meet Phase II requirements in the year 2000 with minimal capital expenditures.

In addition to funding its construction commitments with cash from operations, Florida Power accesses the capital markets through the issuance of commercial paper, medium-term notes and first mortgage bonds and receives equity from the Company's common stock sales. Florida Power's goal is to maintain a capital structure consistent with its double A minus credit rating.

In 1992, Florida Power established a $200-million public medium-term note program, providing for the issuance of either fixed or floating interest rate notes, with maturities that may range from nine months to 30 years. The program has approximately $170 million available for future issuance.

During 1993, Florida Power repaid $355.5 million of first mortgage bonds and $45.4 million of medium-term notes. (See Note 2 to the Financial Statements.)

Florida Power's embedded cost of long-term debt declined to 6.8% at December 31, 1993, compared with 7.5% at year-end 1992.

During 1992, Florida Power purchased and redeemed 50,000 shares of its Cumulative Preferred Stock, pursuant to sinking fund provisions. In 1993, Florida Power redeemed an additional 800,000 shares of its Cumulative Preferred Stock. (See Note 3 to the Financial Statements.)

The Company contributed $60 million in 1993, $121.6 million in 1992 and $100 million in 1991 to Florida Power from the proceeds of the Company's public stock offerings in May 1992 and May 1991 and the Progress Plus Stock Plan. These equity funds were used to reduce outstanding commercial paper and to further strengthen Florida Power's financial position.

Florida Power has a $400-million commercial paper program that is rated A-1+ by Standard & Poor's and P-1 by Moody's. Florida Power's interim financing needs are funded primarily through its commercial paper program. Florida Power has established 364-day and five-year revolving bank credit facilities, both for $200 million, which are used to back up commercial paper. (See Note 2 to the Financial Statements.)

DIVERSIFIED OPERATIONS

Progress Capital Holdings, Inc. is a downstream holding company of the Company used to finance the activities of the diversified operations, as well as consolidate the collective financial strength of these operations. PCH has the benefit of a support agreement with the Company, which helps to lower the cost of capital to those individual businesses.

PCH funds diversified operations primarily through the issuance of commercial paper and medium-term notes. PCH's commercial paper program is rated A-1 by Standard & Poor's and P-1 by Moody's and its medium-term note program is rated A and A2, respectively.

PCH has established a private $400 million medium-term note program providing for the issuance of notes with maturities ranging from nine months to 30 years. In February 1994, PCH issued $100 million of fixed-rate, medium-term notes, of which $50 million are due in 1999 and $25 million are due in each of 2001 and 2004, with stated interest rates of 5.75%, 6.13%, and 6.48%, respectively. The net proceeds were used for the repayment of commercial paper and for general corporate purposes. Up to $126 million of remaining notes may be issued under this program at either fixed or floating rates.

PCH also has established two revolving bank credit facilities: a 364-day, $100-million facility and a five-year, $300-million facility. These facilities are used to back up PCH's commercial paper program. By changing the term of the commercial paper backup facility to be primarily long-term and reducing the amount of short-term debt, PCH has strengthened its short-term liquidity. At December 31, 1993, PCH's short-term debt (including current maturities), as a component of total capital, was 4%, compared with 9.2% in 1992.

In 1993, total diversified capital expenditures were $21.7 million, primarily for the non-regulated operations at Electric Fuels. Sales of leases, loans and securities generated net proceeds of $21.5 million, $70.1 million and $127.9 million in 1993, 1992 and 1991, respectively, primarily due to the planned liquidation of the finance unit's assets.

In 1994, diversified capital expenditures are expected to be $25 million, with most of these planned expenditures designated for the non-regulated coal and barge operations at Electric Fuels. These expenditures are expected to be financed through cash generated internally and medium-term notes.

The Company has off-balance sheet risk related to debt of unconsolidated partnerships. (See Note 11 to the Financial Statements.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


               Index to Financial Statements and Supplementary Data


                Report of Independent Certified Public Accountants

                     Statements of Income for the years ended
                          December 31, 1993, 1992 and 1991

                    Balance Sheets, December 31, 1993 and 1992

                   Statements of Cash Flows for the years ended
                          December 31, 1993, 1992 and 1991

              Statements of Shareholders' Equity for the years ended
                          December 31, 1993, 1992 and 1991

                           Notes to Financial Statements

                       Quarterly Financial Data (Unaudited)

AUDITORS' REPORT

To the Board of Directors and Shareholders of Florida Progress Corporation:

We have audited the consolidated balance sheets of Florida Progress Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 1993. In connection with our audits of the financial statements, we also have audited the consolidated financial statement schedules listed in Item 14 herein. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida Progress Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 8 to the consolidated financial statements, in 1993, Florida Progress Corporation and subsidiaries changed their methods of accounting for income taxes and postretirement benefits other than pensions.


/s/KPMG PEAT MARWICK
- ----------------------
KPMG PEAT MARWICK
St. Petersburg, Florida

January 24, 1994

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Income
- -----------------------------------------------------------------------------
For the Years Ended December 31, 1993, 1992, and 1991        (In millions)


                                            1993         1992         1991

REVENUES:
   Electric Utility                       $1,957.6     $1,774.1     $1,718.8
   Diversified                               491.4        321.2        355.9
- -----------------------------------------------------------------------------
                                           2,449.0      2,095.3      2,074.7
- -----------------------------------------------------------------------------
EXPENSES:
   Fuel used in generation                   460.8        471.9        498.5
   Purchased power                           209.5        140.4        104.3
   Deferred fuel                             (11.8)        (3.7)         3.8
   Other operations                          378.0        310.9        282.0
- -----------------------------------------------------------------------------
   Operations                              1,036.5        919.5        888.6
   Maintenance                               136.8        139.7        134.8
   Depreciation                              240.2        209.5        206.3
   Taxes other than income taxes             152.6        138.3        129.3
- -----------------------------------------------------------------------------
                                           1,566.1      1,407.0      1,359.0
- -----------------------------------------------------------------------------
Diversified:
   Cost of sales                             390.1        238.4        238.4
   Other                                      50.2         45.1         61.9
- -----------------------------------------------------------------------------
                                             440.3        283.5        300.3
- -----------------------------------------------------------------------------
INCOME FROM OPERATIONS                       442.6        404.8        415.4
- -----------------------------------------------------------------------------
INTEREST EXPENSE & OTHER
   Interest expense                          141.1        134.2        146.1
   Allowance for funds used
     during construction                     (15.6)       (18.7)        (9.4)
   Preferred dividend requirements
     of Florida Power                         13.4         16.7         16.8
   Other expense (income), net                (2.5)         8.4         (4.5)
- -----------------------------------------------------------------------------
                                             136.4        140.6        149.0
- -----------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                         306.2        264.2        266.4
   Income taxes                              110.4         88.5         91.9
- -----------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS            195.8        175.7        174.5
DISCONTINUED OPERATIONS,
 net of income taxes:
  Provision for loss on disposal                 -            -         (2.4)
CUMULATIVE EFFECT OF INCOME TAX
 ACCOUNTING CHANGE                             0.8            -            -
- -----------------------------------------------------------------------------
NET INCOME                                  $196.6       $175.7       $172.1
=============================================================================
AVERAGE SHARES OF COMMON STOCK OUTSTANDING    88.3         85.4         80.8
- -----------------------------------------------------------------------------
EARNINGS PER AVERAGE COMMON SHARE:
  Continuing operations                      $2.22        $2.06        $2.16
  Discontinued operations                        -            -        (0.03)
  Cumulative effect of accounting change      0.01            -            -
- -----------------------------------------------------------------------------
                                             $2.23        $2.06        $2.13
=============================================================================
The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
- ----------------------------------------------------------------------------
DECEMBER 31, 1993 AND 1992                                 (In millions)

                                                       1993            1992
ASSETS

PROPERTY PLANT & EQUIPMENT:
 Electric utility plant in service
  and held for future use                          $5,320.3        $4,853.9
 Less: Accumulated depreciation                     1,846.2         1,660.8
       Accumulated decommissioning for
         nuclear plant                                118.3           102.0
       Accumulated dismantlement for
         fossil plants                                 68.5            47.1
- ----------------------------------------------------------------------------
                                                    3,287.3         3,044.0
 Construction work in progress                        285.7           333.8
 Nuclear fuel, net of amortization of
   $299.9 in 1993 and $273.6 in 1992                   68.4            64.2
- ----------------------------------------------------------------------------
 Net electric utility plant                         3,641.4         3,442.0
 Other property, net of depreciation of
   $141.0 in 1993 and $119.9 in 1992                  391.6           393.6
- ----------------------------------------------------------------------------
                                                    4,033.0         3,835.6
- ----------------------------------------------------------------------------

CURRENT ASSETS:
 Cash and equivalents                                   9.1             8.1
 Accounts receivable, net                             242.7           202.1
 Current portion of leases and loans receivable        31.3            25.4
 Inventories, primarily at average cost:
   Fuel                                                79.5           107.1
   Utility materials and supplies                     112.2           103.4
   Diversified materials and products                  35.8            11.2
 Underrecovery of fuel cost                             7.1             4.4
 Other                                                 41.8            34.6
- ----------------------------------------------------------------------------
                                                      559.5           496.3
- ----------------------------------------------------------------------------

OTHER ASSETS:
 Investments:
   Leases and loans receivable, net                   485.4           529.6
   Marketable securities                              129.3           119.5
   Joint ventures, and partnerships                    88.4            91.4
   Nuclear plant decommissioning fund                 107.7            89.8
 Deferred insurance policy acquisition costs           81.5            68.6
 Other                                                154.0           102.2
- ----------------------------------------------------------------------------
                                                    1,046.3         1,001.1
- ----------------------------------------------------------------------------
                                                   $5,638.8        $5,333.0
============================================================================
The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
- ----------------------------------------------------------------------------
DECEMBER 31, 1993 AND 1992                                 (In millions)

                                                       1993            1992
CAPITAL AND LIABILITIES

COMMON STOCK EQUITY:
 Common stock without par value, 250,000,000
   shares authorized, 89,259,572 shares
   outstanding in 1993 and 87,529,856 in 1992      $1,008.3          $949.2
 Retained earnings                                    812.2           788.4
- ----------------------------------------------------------------------------
                                                    1,820.5         1,737.6

CUMULATIVE PREFERRED STOCK OF FLORIDA POWER:
 Without sinking funds                                113.5           133.5
 With sinking funds                                    35.0            82.5

LONG-TERM DEBT                                      1,866.6         1,656.4
- ----------------------------------------------------------------------------
TOTAL CAPITAL                                       3,835.6         3,610.0
- ----------------------------------------------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                     149.4           108.9
 Customers' deposits                                   71.5            69.0
 Income taxes payable                                  42.3            39.6
 Accrued interest                                      45.2            42.2
 Other                                                 77.4            60.4
- ----------------------------------------------------------------------------
                                                      385.8           320.1
 Notes payable                                        125.0             2.9
 Current portion of long-term debt
   and preferred stock                                 76.6           199.0
- ----------------------------------------------------------------------------
                                                      587.4           522.0
- ----------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES:
 Deferred income taxes                                756.3           816.7
 Unamortized investment tax credits                   119.6           129.0
 Insurance policy benefits reserves                   186.5           140.3
 Other                                                153.4           115.0
- ----------------------------------------------------------------------------
                                                    1,215.8         1,201.0
- ----------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Note 11)
- ----------------------------------------------------------------------------
                                                   $5,638.8        $5,333.0
============================================================================
The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Cash Flows
- -----------------------------------------------------------------------------
For the Years ended December 31, 1993, 1992, and 1991      (In millions)
                                                      1993     1992     1991

OPERATING ACTIVITIES;
 Income from continuing operations                  $195.8   $175.7   $174.5
 Adjustments for noncash items:
   Depreciation and amortization                     299.9    268.7    266.3
   Deferred income taxes and investment
      tax credits, net                               (49.1)   (17.4)   (22.6)
   Changes in working capital, net of effects from
     acquisition or sale of businesses:
       Accounts receivable                           (26.1)   (18.6)    (4.7)
       Inventories                                    12.2    (36.8)    21.5
       Overrecovery (underrecovery) of fuel costs     (2.7)   (43.8)    46.4
       Accounts payable                               17.7     14.2     17.8
       Other                                          23.4     23.1     13.7
   Other operating activities                         31.8      8.6     15.6
- -----------------------------------------------------------------------------
     Cash provided by continuing operations          502.9    373.7    528.5
- -----------------------------------------------------------------------------
 Loss from discontinued operations                       -        -     (2.4)
 Adjustments for noncash items                           -        -      8.7
- -----------------------------------------------------------------------------
     Cash provided by discontinued operations            -        -      6.3
- -----------------------------------------------------------------------------
                                                     502.9    373.7    534.8
- -----------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Property additions (including allowance for
   borrowed funds used during construction)         (462.4)  (519.6)  (397.6)
 Proceeds from sale of properties and businesses      35.8     31.5     52.3
 Purchase of leases, loans and securities           (128.6)   (65.7)  (121.1)
 Proceeds from sale or collection of leases,
   loans and securities                              150.1    135.8    249.0
 Acquisition of businesses                           (80.5)   (23.0)    (5.7)
 Investments in joint ventures and partnerships      (24.1)    (5.3)   (11.2)
 Distributions from joint ventures and partnerships   26.0      5.0     15.0
 Other investing activities                          (13.5)   (15.1)   (10.6)
- -----------------------------------------------------------------------------
                                                    (497.2)  (456.4)  (229.9)
- -----------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Issuance of long-term debt                          385.7    450.3    384.1
 Repayment of long-term debt                        (473.2)  (315.3)  (266.2)
 Increase (decrease) in commercial paper with
   long-term support                                 154.0    (34.1)   175.1
 Redemption of preferred stock                       (80.5)    (5.0)       -
 Sale of common stock                                 59.1    137.6    141.1
 Dividends paid on common stock                     (172.3)  (163.4)  (149.8)
 Increase (decrease) in short-term debt              124.2      0.2   (578.1)
 Other financing activities                           (1.7)    (2.7)    (1.1)
- -----------------------------------------------------------------------------
                                                      (4.7)    67.6   (294.9)
- -----------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS        1.0    (15.1)    10.0
 Beginning cash and equivalents                        8.1     23.2     13.2
- -----------------------------------------------------------------------------
ENDING CASH AND EQUIVALENTS                           $9.1     $8.1    $23.2
=============================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest (net of amount capitalized)             $138.1   $129.9   $147.5
   Income taxes (net of refunds)                    $155.1    $91.5   $101.5
=============================================================================
The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Shareholders' Equity
- -----------------------------------------------------------------------------
For the Years Ended December 31, 1993, 1992 AND 1991   (In millions, except
                                                            share amounts)


                                                              Cumulative
                                                            Preferred Stock
                                                            -----------------
                                                            Without  With
                                         Common    Retained Sinking  Sinking
                                          Stock     Earnings Funds    Funds

Balance, December 31, 1990               $670.5     $753.8   $133.5   $100.0

Net income after dividends
 on preferred stock                                  172.1
Common stock issued - 5,381,529 shares    141.1
Cash dividends on common stock
   ($1.843 per share)                               (149.8)
Preferred stock reclassified
   to current - 25,000 shares                                           (2.5)
- -----------------------------------------------------------------------------
Balance, December 31, 1991                811.6      776.1    133.5     97.5

Net income after dividends
 on preferred stock                                  175.7
Common stock issued - 4,596,938 shares    137.6
Cash dividends on common stock
   ($1.905 per share)                               (163.4)
Preferred stock redeemed or reclassified
   to current - 150,000 shares                                         (15.0)
- -----------------------------------------------------------------------------
Balance, December 31, 1992                949.2      788.4    133.5     82.5
Net income after dividends
 on preferred stock                                  196.6
Common stock issued - 1,729,716 shares     59.1
Cash dividends on common stock
   ($1.95 per share)                                (172.3)
Preferred stock redeemed - 675,000 shares             (0.5)   (20.0)   (47.5)
- -----------------------------------------------------------------------------
Balance, December 31, 1993             $1,008.3     $812.2   $113.5    $35.0
=============================================================================
The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
NOTES TO FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL - The Company is an exempt holding company under the Public Utility Holding Company Act of 1935. Its largest subsidiary, representing 75% of total assets, is Florida Power, a public utility engaged in the generation, purchase, transmission, distribution and sale of electric energy primarily within Florida.

The consolidated financial statements combine the financial results of the Company and its majority-owned operations. All significant intercompany balances and intercompany transactions have been eliminated. Investments in 20% to 50% owned joint ventures are accounted for using the equity method.

UTILITY PLANT - Utility plant is stated at the original cost of construction, which includes payroll and related costs such as taxes, pensions and other fringe benefits, general and administrative costs and an allowance for funds used during construction. Substantially all of the utility plant is pledged as collateral for Florida Power's first mortgage bonds.

UTILITY REVENUES, FUEL AND PURCHASED POWER EXPENSES - Florida Power accrues the non-fuel portion of base revenues for services rendered but unbilled.

Revenues include amounts resulting from fuel, purchased power and conservation adjustment clauses, which are designed to permit full recovery of these costs. The adjustment factors are based on projected costs for a six- or 12-month period. Revenues and expenses are adjusted for differences between recoverable fuel, purchased power and conservation costs and amounts included in current rates. The cumulative fuel cost difference is shown on the balance sheet as overrecovery or underrecovery of fuel costs. Any overrecovery or underrecovery of costs, plus an interest factor, is refunded or billed to customers during the subsequent period.

The cost of fossil fuel for electric generation is charged to expense as consumed. The cost of nuclear fuel is amortized to fuel expense based on the quantity of heat produced for the generation of electric energy in relation to the quantity of heat expected to be produced over the life of the nuclear fuel core.

EARNED INCOME ON FINANCE LEASES - The Company uses the finance method for recognizing earned income from finance leases, which are primarily leveraged leases having terms of five to 28 years. Accordingly, earned income, including any residual values expected to be recognized, and the related deferred investment tax credits are amortized as revenues over the term of the transaction to provide an approximate level return on the positive net investment. Residual values are determined principally on the basis of independent appraisals of the anticipated values of the leased assets remaining at the expiration of the lease.

INCOME TAXES - Financial Accounting Standard No. 109, "Accounting for Income Taxes," was adopted by the Company in the first quarter of 1993. The objective of this standard is to recognize the amount of current and deferred taxes payable and refundable for all events that have been recognized in the financial statements or tax returns based on enacted tax laws at the date of the financial statements.

The Company elected to report the cumulative effect of the change in method of accounting for income taxes in 1993. The impact of the change is an increase in 1993 net income of $.8 million, attributable to the Company's nonregulated activities.

Under the new standard, deferred income taxes are provided on all significant temporary differences between the financial statements and the tax bases of assets and liabilities using presently enacted tax rates. In adopting the standard, the Company recorded a net decrease in deferred tax balances of $57.7 million. Substantially all of this net decrease is attributable to Florida Power and resulted from the reversal of deferred income taxes accrued in prior years at rates in excess of the presently enacted tax rate and the recognition of a temporary difference related to deferred investment tax credits. The decrease to deferred income taxes was partially offset by an increase for temporary differences for which no deferred taxes had been recorded because of prior regulatory practices. Because of regulatory precedent and Florida Power's intent to recover and settle these amounts in future rates, a corresponding regulatory asset and regulatory liability were recorded and there was no effect on net income.

Deferred investment tax credits subject to regulatory accounting practices are amortized to income over the lives of the related properties. Additionally, deferred investment tax credits associated with finance lease transactions are amortized to revenues as described earlier.

DEPRECIATION AND MAINTENANCE - The Company provides for depreciation of the cost of properties over their estimated useful lives primarily on a straight-line basis. Florida Power's annual provision for depreciation, including a provision for nuclear plant decommissioning costs and fossil plant dismantlement costs, expressed as a percentage of the average balances of depreciable utility plant, was 4.8% for 1993, 4.6% for 1992 and 4.8% for 1991.

Florida Power was authorized by the FPSC to apply new depreciation rates, which resulted in a $37.2-million increase in depreciation expense for 1991. This increase included $16.6 million for fossil plant dismantlement costs. The effect of these new rates on wholesale customers was reversed in connection with the settlement of Florida Power's 1992 wholesale rate request, resulting in a one-time adjustment of previously recorded depreciation. The reversal increased net income in the fourth quarter of 1992 by $5.6 million, of which $3.1 million was applicable to periods prior to 1992. The 1992 retail rate case included higher fossil plant dismantlement costs, totaling about $24 million annually, beginning in November 1992.

In 1993, Florida Power filed a new depreciation study with the FPSC. The filing includes the results of a site-specific dismantlement study of Florida Power's fossil generating facilities. If the FPSC approves Florida Power's recommended change in rates, annual depreciation expense will decrease by $9.7 million on a retail jurisdictional basis, beginning in January 1995.

Florida Power charges maintenance expense with the cost of repairs and minor renewals of property. The plant accounts are charged with the cost of renewals and replacements of property units. Accumulated depreciation is charged with the cost, less the net salvage, of property units retired.

ALLOWANCE FOR FUNDS - The allowance for funds used during construction represents the estimated cost of capital funds (equity and debt) applicable to utility plant under construction. Recognition of this item as a cost of utility plant under construction is appropriate because it constitutes an actual cost of construction and, under established regulatory rate practices, Florida Power is permitted to earn a return on these costs and recover them in the rates charged for utility services while the plant is in service.

In 1993, the FPSC reduced Florida Power's allowance for funds rate to 7.8%, effective July 1, 1993. The revision was prompted by the utility's newly authorized cost of capital. The average rate used in computing the allowance for funds was 7.9% for 1993 and 8% for 1992 and 1991.

INSURANCE PREMIUMS, POLICY ACQUISITION COSTS AND BENEFIT RESERVES - Life insurance premiums are recognized as revenue over the premium-paying periods of the policies. The Company defers recoverable costs in its insurance operations that directly relate to the production of new business. These costs are amortized over the expected premium-paying period. Reserves are established out of each premium payment to provide for the present value of future insurance policy benefits, using reasonable assumptions for future investment yield, mortality, withdrawals and the risk of adverse deviation.

PROFIT FROM REAL ESTATE SALES - Profit from the sale of real estate is recognized only upon the closing of a sale, the transfer of ownership rights to the purchaser and receipt of an adequate cash down payment.

MARKETABLE SECURITIES AND FINANCIAL INSTRUMENTS - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Fixed-income securities are carried at amortized cost and other equity securities are stated at the lower aggregate of cost or market value.

The Company will be required to adopt Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1994. The standard requires the Company to address the accounting and reporting for investments in debt and equity securities. The standard requires investments to be classified in three categories depending on the Company's intended use. The adoption of this standard is required to be reflected prospectively, and is not expected to have a material impact on 1994 earnings.

(2) DEBT

The Company's long-term debt at December 31, 1993 and 1992, is scheduled to mature as follows:
                                                Interest
(In millions)                                    Rate         1993      1992
- -----------------------------------------------------------------------------
Florida Power Corporation:
     First mortgage bonds:
       Maturing through 1998:
               1993(early redemption)              8.48%(b)  $  -    $  75.0
               1995                                4.74%(a)    34.4     34.4
               1997                                6.13%       16.7     16.7
               1998 (early redemption)             7.00%        -       20.5
       Maturing 1999 through 2003                  6.50%(a)   355.0    355.0
       Maturing 2006 and 2008                      6.88%       80.0     80.0
       Maturing 2021 through 2023                  7.98%(a)   400.0    300.0
       Discount, net of premium, being
        amortized over term of bonds                           (7.3)    (2.2)
- -----------------------------------------------------------------------------
                                                              878.8    879.4
     Pollution control financing obligations:
       Maturing 2014 through 2027                  6.59%(a)   240.9    240.9
     Notes maturing:
       1993-1994                                   8.41%(a)    45.9     90.0
       1995-2008                                   7.79%(a)    78.9     49.5
     Commercial paper, supported by revolver
      maturing December 31, 1998                   3.29%(a)   200.0     96.0
Progress Capital Holdings:
     Commercial paper, supported by revolver
      maturing November 30, 1998                   3.33%(a)   245.0    195.0
     Notes maturing:
       1993-1994                                   9.18%(a)    20.3     60.3
       1995-2001                                   8.56%(a)   182.0    182.0
     Other debt, maturing through 2006             8.62%(a)    51.4     49.8
- -----------------------------------------------------------------------------
                                                            1,943.2  1,842.9
Less: Current portion of long-term debt                        76.6    186.5
- -----------------------------------------------------------------------------
                                                           $1,866.6 $1,656.4
- -----------------------------------------------------------------------------
(a) Weighted average interest rate at December 31, 1993.
(b) Weighted average interest rate at the redemption date.

The Company's consolidated subsidiaries have lines of credit totaling $800 million, which are used to support commercial paper. The lines of credit were not drawn on as of December 31, 1993. Interest rate options under line of credit arrangements vary from sub-prime or money market rates to the prime rate. Banks providing lines of credit are compensated through fees. Commitment fees on lines of credit vary between .1 and .225 of 1%.

The lines of credit consist of four revolving bank credit facilities, two each for Florida Power and PCH. The Florida Power facilities, $200 million each, are for terms of 364 days and five years. The PCH facilities consist of $100 million with a 364-day term and $300 million with a five-year term. In 1993, both 364-day facilities were renewed to November 1994. In addition, both five-year facilities were extended to 1998. Based on the duration of the underlying backup credit facilities, $445 million of the outstanding commercial paper at December 31, 1993, and all outstanding commercial paper at December 31, 1992, are classified as long-term debt.

In 1993, Florida Power refunded $355.5 million of its first mortgage bonds, with a weighted average interest rate of 8.13%, which were comprised of seven series originally due to mature from 1998 through 2006. Florida Power refunded substantially all of these first mortgage bonds using the proceeds from the issuance of four series of first mortgage bonds, with a weighted average interest rate of 6.35%, which are due to mature from 1999 through 2008.

In connection with the purchase of the Sebring Utilities Commission electric distribution system in April 1993, Florida Power issued $30.7 million of 15-year, 6.67% amortizing medium-term notes. The net proceeds were used to repay commercial paper that was issued initially to retire the Sebring Utilities Commission debt.

In December 1993, Florida Power issued $100 million of First Mortgage Bonds, 7% Series due 2023. The proceeds were used for the repayment of commercial paper and for general corporate purposes.

The combined aggregate maturities of long-term debt for 1994 through 1998 are $76.6 million, $46.8 million, $175.5 million, $110.3 million and $403.6 million, respectively. In addition, about 17% of Florida Power's outstanding first mortgage bonds have an annual 1% sinking fund requirement. These requirements, which total $1.8 million annually for 1994 and 1995, $1.3 million annually for 1996 and 1997 and $1 million for 1998, are expected to be satisfied with property additions.

The Company has a support agreement with PCH that requires the parent company to maintain a minimum net worth at PCH. At December 31, 1993, PCH's net worth was $98.1 million higher than the amount required under this agreement.

(3) PREFERRED AND PREFERENCE STOCK AND SHAREHOLDER RIGHTS

A summary of outstanding Cumulative Preferred Stock of Florida Power follows:


                    Current                                     Outstanding
Dividend           Redemption     Shares                        December 31,
  Rate               Price       Authorized  Outstanding      1993         1992
- ------------------------------------------------------------------------------------
                                                                 (In millions)
Without sinking funds, not subject to mandatory redemption:
 4.00%             $104.25         40,000        39,980    $    4.0     $   4.0
 4.40%             $102.00         75,000        75,000         7.5         7.5
 4.58%             $101.00        100,000        99,990        10.0        10.0
 4.60%             $103.25         40,000        39,997         4.0         4.0
 4.75%             $102.00         80,000        80,000         8.0         8.0
 7.40%             $102.48        300,000       300,000        30.0        30.0
 7.76%             $102.98(a)     500,000       500,000        50.0        50.0
 8.80%             $101.00        200,000             -           -        20.0
- ------------------------------------------------------------------------------------
                                                            $ 113.5      $133.5
- ------------------------------------------------------------------------------------

With sinking funds, subject to mandatory redemption:
 7.08%             $104.72(b)     500,000       350,000     $  35.0      $ 45.0
 7.84%             $101.96        500,000             -           -        50.0

- -------------------------------------------------------------------------------
                                                               35.0        95.0
Less: Current portion                                             -        12.5
- -------------------------------------------------------------------------------
                                                           $   35.0      $ 82.5
- -------------------------------------------------------------------------------

(a) $102.21 after February 15, 1994
(b) $102.36 after November 15, 1996; $100.00 after November 15, 2001

The Company has 10 million shares of authorized, but unissued, Preferred Stock without par value issuable in series. The first series, designated Junior Participating Preferred Stock, was created in 1991 but remains unissued. The Junior Participating Preferred Stock is entitled to quarterly dividends equal to the greater of $10 per share or 100 times the per share common stock dividend and is entitled to 100 votes per share held. Florida Power also has 4 million shares of authorized Cumulative Preferred Stock, $100 par value, of which 1.5 million shares are outstanding. In addition, Florida Power has 1 million shares of authorized, but unissued, Preference Stock, $100 par value, and 5 million shares of authorized, but unissued, Cumulative Preferred Stock, without par value.

In March 1993, Florida Power redeemed its $20-million 8.80% series perpetual preferred stock, as well as the 1993 mandatory and optional sinking fund amounts on its 7.08% and 7.84% series preferred stock, totaling $5 million and $20 million, respectively.

In December 1993, Florida Power redeemed the 1994 mandatory and optional sinking fund amounts on the 7.08% and 7.84% series preferred stock, totaling $5 million and $20 million, respectively. In addition, Florida Power redeemed all the remaining shares of its 7.84% series preferred stock, totaling $10 million, at a redemption price of $101.96.

Preferred stock redemption requirements for 1995 through 1998, after giving effect to the above retirements, are $2.5 million annually.

In November 1991, the Company adopted a Shareholder Rights Plan. The Shareholder Rights Agreement provides that attached to each share of common stock is one right which, when exercisable, entitles the holder of the right to purchase one one-hundredth of a share of Junior Participating Preferred Stock at a purchase price of $130, subject to adjustment. The number of rights attached to each share of common stock is also subject to adjustment, and after giving effect to the 3-for-2 common stock split to shareholders of record on June 30, 1992, each share of common stock now has attached to it approximately two-thirds of one right. Upon certain occurrences, the rights may be exercised to purchase shares of the Company's, or a surviving entity's, common stock. Alternatively, the Board may approve a stock issuance to each holder of rights, with no cash payment by shareholders. The rights have no voting or dividend rights and expire December 2001, unless redeemed earlier by the Company.

(4) FINANCIAL INSTRUMENTS

The fair value amounts of the Company's financial instruments have been determined using available market information and valuation methodologies deemed appropriate in the opinion of management. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions may have a material effect on the estimated fair value amounts. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

LOANS RECEIVABLE - The fair values for commercial finance loans have been estimated using discounted cash flow analyses, management's estimate of the interest rate that would apply in today's market on an individual loan basis, as well as repayment assumptions that may differ from the current loan document in certain cases. Estimating fair values for loans associated with the airline industry is difficult due to a limited number of similar transactions in a troubled industry. Management has therefore estimated a range of fair values for these loans.

The fair values for real estate loans and insurance policy loans are estimated using discounted cash flow analyses and using interest rates currently being offered for similar loans. Loans with similar characteristics are aggregated for purposes of the calculation.

Other loans, primarily notes from the sales of companies, are valued at the carrying amounts for variable rate loans and using discounted cash flow analyses at current market rates for fixed-rate instruments.

MARKETABLE SECURITIES - Fair values for marketable debt and equity securities are based on quoted market prices.

NUCLEAR PLANT DECOMMISSIONING FUND - The assets in this fund consist of cash and equivalents, which are valued at their carrying amount, and equity securities and governmental notes and bonds, which are valued at quoted market prices.

PREFERRED STOCK OF FLORIDA POWER WITH SINKING FUNDS - The fair values of Florida Power's preferred stock subject to mandatory redemption are estimated using discounted cash flow analyses, based on current market rates.

DEBT - The carrying amounts of debt with short-term maturities (primarily commercial paper) approximate their fair value. The fair values for debt with fixed interest rates are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The fair value analysis ignores redemption prices and issuance costs (including underwriting commissions) that would be required to refund existing fixed interest rate debt. In addition, the analysis assumes that all of the debt is currently callable at fair value.

The Company had the following financial instruments for which the estimated fair values differ from the carrying values at December 31, 1993 and 1992:

                                                1993                     1992
                                        Carrying     Fair         Carrying  Fair
(In millions)                            Amount      Value         Amount  Value
- -------------------------------------------------------------------------------------
ASSETS:
Loans receivable:
  Commercial finance business:
        Real estate                     $148.2       $147.2       $139.6    $132.0
        Airline                           62.7     27 to 48         67.9   37 to 54
   Life insurance business:
        Loans secured by
         real estate                       9.1         10.5         11.2      11.7
        Policy loans                      10.0          8.9          9.9       8.1
- --------------------------------------------------------------------------------------
                                         230.0        193.6        228.6     188.8
                                                   to 214.6               to 205.8
   Allowance for loan losses             (23.8)           -        (19.2)        -
- ---------------------------------------------------------------------------------------
                                                     $193.6                 $188.8
        Total loans receivable          $206.2     to 214.6       $209.4  to 205.8
Marketable securities                   $129.3       $133.9       $119.5    $122.6
Nuclear plant decommissioning fund       107.7        112.9         92.7      96.4
- ---------------------------------------------------------------------------------------
Capital and Liabilities:
Preferred stock with sinking funds      $ 35.0       $ 37.1       $ 95.0    $ 99.7
Long-term debt:
   Florida Power Corporation           1,444.5      1,525.4      1,355.8   1,376.1
   Progress Capital Holdings             498.7        517.2        487.1     503.4
- ---------------------------------------------------------------------------------------


In accordance with its liquidation plan, Progress Credit sold $118.4 million of marketable securities during 1991 for a pretax gain of $14.5 million.

(5) LEASES AND LOANS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

At December 31, 1993 and 1992, investments in leases and loans receivable were as follows:

(In millions)                                 1993             1992
- -----------------------------------------------------------------------
Finance leases:
   Rentals receivable                       $244.3           $283.3
   Unguaranteed residual values              171.3            183.3
   Unearned income                           (82.1)           (91.5)
   Deferred investment tax credits           (22.0)           (25.4)
- -----------------------------------------------------------------------
        Total finance leases                 311.5            349.7
- -----------------------------------------------------------------------
Loans receivable:
   Commercial finance business               210.9            207.5
   Life insurance business                    19.1             21.1
- -----------------------------------------------------------------------
        Total loans receivable               230.0            228.6
- -----------------------------------------------------------------------
Allowance for losses                         (24.8)           (23.3)
- -----------------------------------------------------------------------
                                             516.7            555.0
Less: Current portion                         31.3             25.4
- -----------------------------------------------------------------------
                                            $485.4           $529.6
- -----------------------------------------------------------------------

Rentals receivable from finance leases represent unpaid rentals less principal and interest on non-recourse third party debt. Progress Credit's share of rentals receivable is subordinate to the share of the debt holders who also have a security interest in the leased property.

Finance leases primarily consist of leveraged investments in aircraft as described below. The majority of the aircraft leases have terms of 15 to 20 years, with a maximum of 28 years. Net contractual maturities of rentals receivable under these contracts are $13.8 million, $14.4 million, $13.5 million, $11.6 million and $11.3 million for 1994 through 1998, respectively, and $179.7 million in total thereafter. Deferred taxes applicable to leveraged leases were $242.1 million and $264.2 million at December 31, 1993 and 1992, respectively.

Net income recognized from leveraged leases (after payments to non-recourse lenders, but before other borrowing costs) was as follows:

(In millions)                           1993           1992            1991
- -----------------------------------------------------------------------------
Lease income (loss)                     $2.7          $(3.6)          $ (.7)
Income tax effect                       (1.3)          (3.5)             .8
Effect of change in tax rate on
  deferred assets/liabilities           (2.9)             -               -
Amortization of investment tax
   credits                               1.4            5.9             2.0
Gain on sale of equipment
 (net of tax)                            3.8              -               -
- -----------------------------------------------------------------------------
                                        $3.7          $(1.2)          $ 2.1
- -----------------------------------------------------------------------------

At December 31, 1993 and 1992, Progress Credit's portfolio included investments in the airline and commercial real estate industries as follows:

(In millions)                                      1993         1992
- ---------------------------------------------------------------------
Airline industry:
   Finance leases                                 $263.9      $269.3
   Loans receivable                                 62.7        67.9
   Joint ventures                                   41.1        43.2
   Equipment operating leases                        8.4         9.5
- ---------------------------------------------------------------------
                                                  $376.1      $389.9
- ---------------------------------------------------------------------
Commercial real estate industry:
   Finance leases                                $  15.9     $  15.9
   Loans receivable                                148.2       139.6
- ---------------------------------------------------------------------
                                                  $164.1      $155.5
- ---------------------------------------------------------------------

Progress Credit's commercial finance loans to entities associated with the airline industry are secured by security interests in aircraft, aircraft engines or spare parts.

These loans are further collateralized, where applicable, by an assignment to Progress Credit of the borrowers' lease agreements with third party users of the secured equipment and, in some cases, third party guaranties.

Progress Credit's loans receivable from borrowers engaged in commercial real estate activities are secured by first mortgage liens on the related commercial real estate, assignment of leases and selected third party guaranties.

No new transactions are being initiated unless they facilitate the Company's orderly withdrawal strategy.

Due to conditions in the airline industry and a weak real estate market, Progress Credit has experienced delinquencies in ongoing lease and loan payments as well as loan principal maturities. Progress Credit has negotiated the restructuring of certain transactions. Although most of the outstanding real estate and aircraft loans mature during the next five years, Progress Credit expects many of the borrowers will not be able to retire the loans at maturity. Progress Credit will pursue its options for any non-performing assets, including restructuring, remedial actions and remarketing.

Progress Credit's portfolio at December 31, 1993, included $81.9 million of aircraft leases, which were restructured in 1991 through 1993. Progress Credit's portfolio also includes $51.6 million of restructured aircraft loans to Pegasus Capital Corporation, a company in which Progress Credit has a 21% minority interest. In 1992, Progress Credit received $10 million in partial principal payments on a $35-million restructured real estate loan and anticipates full repayment upon the expected sale of the collateral property.

All restructured assets were performing in accordance with their new terms at year-end and the restructurings did not materially reduce Progress Credit's future annual revenue.

During 1993, 1992 and 1991, Progress Credit provided $5.9 million, $6.4 million and $17.9 million, respectively, for possible loan and lease losses and had write-offs totaling $4.2 million, $3.7 million and $7.5 million, respectively. The Company believes Progress Credit's existing reserve of $24.5 million is adequate to cover its planned orderly liquidation, assuming no further deterioration in the airline and real estate industries.

Leases and loans generally are placed on non-accrual status when management believes the collectibility of interest or principal is unlikely. At December 31, 1992, there was a $15.1-million loan on non-accrual status. There were no assets on non-accrual status as of December 31, 1993.

The Company plans to adopt the provisions of Financial Accounting Standard No. 114, "Accounting by Creditors For Impairment of a Loan," effective in 1995. The standard requires that impaired loans be measured based on the loans' present value of expected future cash flows, or the loans' observable market price or the fair value of the collateral. The standard will be adopted prospectively. The Company does not expect the adoption of this standard to have a material impact on earnings.

(6) BUSINESS SEGMENTS

The Company defines its principal business segments as utility and diversified operations. The utility is engaged in the generation, purchase, transmission, distribution and sale of electric energy. Electric Fuels operations include coal mining, procurement and transportation services to Florida Power and other external customers. Other continuing diversified operations include activities in leveraged leasing, commercial finance, life insurance, real estate and technology development.

In June 1993, Electric Fuels acquired the assets of a rail services company that contributed approximately $80 million to 1993 revenues.

The Company's business segment information for continuing operations for 1993, 1992 and 1991 is summarized below. No single customer accounted for more than 10% of unaffiliated revenues. Intra-segment sales have been eliminated and the Company's equity in the earnings of partnerships and joint ventures has been included in revenues.

(In millions)                        1993         1992          1991
- -------------------------------------------------------------------------
Revenues:
  Utility                           $1,957.6     $1,774.1      $1,718.8
  Diversified:
   Electric Fuels Corporation:
    Coal sales to electric utility     244.9        264.6         262.2
    Sales to external customers        335.8        200.7         197.1
   Other diversified                   157.7        122.8         161.1
- -------------------------------------------------------------------------
                                     2,696.0      2,362.2       2,339.2
- -------------------------------------------------------------------------
   Eliminations                       (247.0)      (266.9)       (264.5)
- -------------------------------------------------------------------------
Revenues from external customers    $2,449.0     $2,095.3      $2,074.7
- -------------------------------------------------------------------------
Income from operations:
   Utility                          $   391.5    $  367.1     $   359.8
   Diversified:
      Electric Fuels Corporation         30.3        21.1          17.4
   Other diversified                     20.8        16.6          38.2
- -------------------------------------------------------------------------
                                        442.6       404.8         415.4
Interest and other expense              136.4       140.6         149.0
- -------------------------------------------------------------------------
Income from continuing operations
   before income taxes                $ 306.2    $  264.2      $  266.4
- -------------------------------------------------------------------------
Identifiable assets:
   Utility                           $4,254.2    $3,980.3      $3,642.9
   Diversified:
     Electric Fuels Corporation         397.2       328.7         280.4
   Other diversified                    987.4     1,024.0       1,101.6
- -------------------------------------------------------------------------
                                     $5,638.8    $5,333.0      $5,024.9
- -------------------------------------------------------------------------
Depreciation and amortization:
   Utility                           $  276.5    $  243.4     $   241.9
   Diversified:
     Electric Fuels Corporation          16.4        18.9          17.8
   Other diversified                      7.0         6.4           6.6
- -------------------------------------------------------------------------
                                     $  299.9    $  268.7     $   266.3
- -------------------------------------------------------------------------
Capital additions:
   Utility                           $  440.7    $  493.5     $   359.7
   Diversified:
     Electric Fuels Corporation          19.5        23.1          28.9
   Other diversified                      2.2         3.0           9.0
- -------------------------------------------------------------------------
                                     $  462.4    $  519.6     $   397.6
- -------------------------------------------------------------------------

(7) INCOME TAXES

(In millions)                       1993          1992         1991
- -------------------------------------------------------------------------
Components of income tax expense:
Payable currently:
   Federal                          $140.7        $ 98.1       $ 99.5
   State                              18.8           7.8         14.3
- -------------------------------------------------------------------------
                                     159.5         105.9        113.8
- -------------------------------------------------------------------------
Deferred, net:
   Federal                           (39.2)         (9.3)       (12.9)
   State                              (5.1)          1.0           .4
   Effect of change in tax rate on
        deferred assets/liabilities    4.7             -            -
- -------------------------------------------------------------------------
                                     (39.6)         (8.3)       (12.5)
- -------------------------------------------------------------------------
Amortization of investment
   tax credits, net                   (9.5)         (9.1)        (9.8)
- -------------------------------------------------------------------------
                                     110.4          88.5         91.5
- -------------------------------------------------------------------------
Tax benefits related to
    discontinued operations              -             -           .4
- -------------------------------------------------------------------------
                                    $110.4        $ 88.5       $ 91.9
- -------------------------------------------------------------------------

The principal components of deferred income tax expense for 1992 and 1991 were the difference between the financial and tax accounting for leases, the underrecovery or overrecovery of fuel costs and the difference between accelerated and straight-line depreciation.

The primary differences between the statutory rates and the effective income tax rates are detailed below:

                                        1993           1992          1991
- --------------------------------------------------------------------------
Federal statutory income tax rate       35.0%          34.0%        34.0%
State income tax, net of federal
   income tax benefits                   2.8            3.0          3.5
Amortization of investment tax credits  (3.0)          (3.2)        (3.5)
Effect of change in tax rate on deferred
   assets/liabilities                    1.5             -            -
Other                                   (1.8)          (2.3)        (1.1)
- --------------------------------------------------------------------------
Effective income tax rates              34.5%          31.5%        32.9%
- --------------------------------------------------------------------------

The Omnibus Budget Reconciliation Act of 1993 included various rule changes and increased the maximum corporate income tax rate from 34% to 35%. The impact of the new tax law increased the Company's 1993 income tax expense by $7.9 million. This included $3.2 million attributable to the new tax rate on current income and $4.7 million resulting from an adjustment of non-regulated deferred tax balances. The tax rate change increased Florida Power's deferred tax balances by $18.3 million with a corresponding net increase to the regulatory asset.

The following summarizes the components of deferred tax liabilities and assets at December 31, 1993:

(In millions)                                                      1993
- -------------------------------------------------------------------------
Deferred tax liabilities:
   Difference in tax basis of property, plant and equipment       $532.4
   Difference in accounting for leveraged leases                   242.8
   Other                                                            90.1
- -------------------------------------------------------------------------
        Total deferred tax liabilities                            $865.3
- -------------------------------------------------------------------------
Deferred tax assets:
   Accrued book expenses                                         $  89.1
   Unbilled revenues                                                17.3
   Other                                                            31.8
- -------------------------------------------------------------------------
        Total deferred tax assets                                 $138.2
- -------------------------------------------------------------------------

At December 31, 1993, the Company had net non-current deferred tax liabilities of $756.3 million and net current deferred tax assets of $29.2 million. The Company expects the results of future operations will generate sufficient taxable income to allow the utilization of deferred tax assets.

(8) RETIREMENT BENEFIT PLANS

PENSION BENEFITS - The Company and certain of its subsidiaries have a non-contributory defined benefit pension plan covering substantially all employees. The benefits are based on length of service, compensation during the highest consecutive 48 of the last 120 months of employment and social security benefits. Prior to January 1, 1992, the compensation portion of the benefit formula was based on the highest consecutive 60 of the last 120 months of employment. The participating companies make annual contributions to the plan based on an actuarial determination and in consideration of tax regulations and funding requirements under federal law.

Based on actuarial calculations and the funded status of the pension plan, the Company was not required to contribute to the plan for 1993, 1992 or 1991. Shown below are the components of the net pension cost calculations for those years:

(In millions)                           1993       1992        1991
- --------------------------------------------------------------------
Service cost                            $16.3      $18.1     $ 13.9
Interest cost                            27.5       25.4       22.4
Actual earnings on plan assets          (60.7)     (37.3)     (91.4)
Net amortization and deferral            17.9       (3.1)      58.0
- --------------------------------------------------------------------
Net pension cost                          1.0        3.1        2.9
Regulatory adjustment                      -         (.9)      (2.7)
- --------------------------------------------------------------------
Net pension cost recognized             $ 1.0      $ 2.2     $   .2
- --------------------------------------------------------------------

The following summarizes the funded status of the pension plan at December 31, 1993 and 1992:

(In millions)                                  1993         1992
- --------------------------------------------------------------------
Accumulated benefit obligation:
   Vested                                     $276.0        $229.2
   Non-vested                                   37.9          33.9
- --------------------------------------------------------------------
                                               313.9         263.1
Effect of projected compensation increases      91.8          96.3
- --------------------------------------------------------------------
Projected benefit obligation                   405.7         359.4
Plan assets at market value, primarily listed
   stocks and bonds                            505.0         460.0
- --------------------------------------------------------------------
Plan assets in excess of projected benefit
  obligation                                 $  99.3        $100.6
- --------------------------------------------------------------------
Consisting of the following components:
   Unrecognized transition asset             $  45.3        $ 50.3
   Unrecognized prior service cost             (10.3)        (11.2)
   Effect of changes in assumptions and
     difference between actual and
     estimated experience                       64.3          61.5
- --------------------------------------------------------------------
                                             $  99.3        $100.6
- --------------------------------------------------------------------
The following weighted average actuarial assumptions at January 1 were used in the calculation of pension costs for the following years:

                                            1993          1992          1991
- -----------------------------------------------------------------------------
Discount  rate                              7.75%         7.25%         8.50%
Expected long-term rate of return           9.00%         9.00%         9.00%
Rate of compensation increase               5.50%         6.00%         6.00%
- -----------------------------------------------------------------------------

The Company used a discount rate of 7.25% and a rate of compensation increase of 5% to calculate the pension plan's 1993 year-end funded status. The change in the discount rate from 7.75% at December 31, 1992 to 7.25% at December 31, 1993, increased the projected benefit obligation by $25.8 million and is expected to increase annual pension costs by $.8 million, beginning in 1994.

OTHER POSTRETIREMENT BENEFITS - The Company and some of its subsidiaries provide certain health care and life insurance benefits for retired employees. Employees become eligible for these benefits when they reach normal retirement age while working for the Company. Prior to 1993, the Company's policy had been to accrue benefits currently payable along with amortization of past service costs of current retirees. The Company had accrued $23.9 million at December 31, 1992, using this method. The Company implemented Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1993. This standard requires that an employer's obligation for postretirement benefits be fully accrued by the date employees attain full eligibility to receive such benefits. The Company's costs for 1993 increased from $5 million to $23.9 million under the new standard. A substantial portion of the additional cost was recovered from Florida Power customers through new retail base rates as discussed in Note 10.

The net postretirement benefit cost of the plan for 1993 was:

(In millions)                                                   1993
- -----------------------------------------------------------------------
Service cost                                                  $  5.6
Interest cost                                                   11.8
Amortization of unrecognized transition obligation               6.5
- -----------------------------------------------------------------------
                                                               $23.9
- -----------------------------------------------------------------------

The following summarizes the plan's status, reconciled with amounts recognized in the Company's balance sheet at December 31:

(In millions)                                      1993         1992
- ----------------------------------------------------------------------
Accumulated postretirement benefit
  obligation:
   Retirees                                     $  94.3        $ 73.8
   Fully eligible active plan
    participants                                    2.0           3.6
   Other active plan participants                  76.2          74.7
- ----------------------------------------------------------------------
                                                  172.5         152.1
- ----------------------------------------------------------------------
   Unrecognized transition obligation            (120.7)       (128.2)
   Unrealized net losses                           (4.4)          -
- ----------------------------------------------------------------------
   Accrued postretirement benefit
     cost                                       $  47.4        $ 23.9
- ----------------------------------------------------------------------

The following weighted average actuarial assumptions were used in the calculation of the year-end status of other postretirement benefits:

                                    1993           1992
- ----------------------------------------------------------------------
Discount rate                       7.5%           8.0%
Rate of compensation increase       5.0%           5.5%
Health care cost trend rates:
   Pre-Medicare                     13.00-5.25%    14.50-6.00%
   Post-Medicare                     9.75-5.00%    10.50-5.00%
- ----------------------------------------------------------------------

The transition obligation is being accrued through 2012. A one-percentage point increase in the assumed health care cost trend rate for each future year would have increased 1993 cost by 18.6% ($3.2 million) and the accumulated postretirement benefit obligation as of December 31, 1993 by 15.1% ($25.3 million). The change in the discount rate from 8% at December 31, 1992 to 7.5% at December 31, 1993, increased the projected benefit obligation by $11.4 million and is expected to increase annual postretirement benefit costs by $.8 million, beginning in 1994.

Due to different retail and wholesale regulatory requirements, Florida Power plans to make quarterly contributions to an irrevocable external trust fund recently established for wholesale ratemaking, while continuing to accrue postretirement benefit costs to an unfunded reserve for retail ratemaking.

EARLY RETIREMENT OPTION - In late 1993, the Company offered an early retirement option to certain employees age 55 or older with at least 20 years of service with the Company. The effective retirement date for those employees accepting the option is February 1, 1994. The Company recognized expenses related to this offer of about $6 million in 1993, which are not included in the postretirement benefit cost table. The Company estimates the related expenses in 1994 will be about $13 million.

NEW ACCOUNTING STANDARD - The Company will be required to adopt Financial Accounting Standard No. 112, "Employers' Accounting for Postemployment Benefits," in 1994. The adoption of this standard is not expected to have a material impact on earnings in 1994.

(9) NUCLEAR OPERATIONS

JOINTLY OWNED PLANT - The following information relates to Florida Power's 90.4% proportionate share of the Crystal River Nuclear Plant at December 31, 1993:

(In millions)                                  1993
- -------------------------------------------------------------
Utility plant in service                      $622.7
Construction work in progress                   22.8
Unamortized nuclear fuel                        68.4
Accumulated depreciation                       266.3
Accumulated decommissioning                    118.3
- -------------------------------------------------------------

Net capital additions for Florida Power were $20.1 million in 1993, and depreciation expense, exclusive of nuclear decommissioning, was $26.2 million. Each co-owner provides for its own financing. Florida Power's share of the asset balances shown previously and operating costs are included in the appropriate consolidated financial statements. Amounts exclude any allocation of costs related to common facilities.

DECOMMISSIONING COSTS - Florida Power's nuclear plant depreciation expenses include a provision for future decommissioning costs that are recoverable through rates charged to customers. Florida Power is placing amounts collected in an externally managed trust fund. The recovery from customers, plus income earned on the trust fund, is intended to be sufficient to cover Florida Power's share of the future dismantlement, removal and land restoration costs. Florida Power has a license to operate the nuclear unit through December 3, 2016, and contemplates decommissioning beginning at that time.

In the current site-specific study approved by regulatory authorities, total future decommissioning costs are estimated to be approximately $1.2 billion, which corresponds to $221 million in 1993 dollars. Decommissioning expense, as authorized by the FPSC and the FERC, was $11.9 million for 1993 and 1992 and $11.8 million for 1991.

Florida Power prepared a 1991 site-specific study at the request of the FPSC that estimated decommissioning costs. Those costs, expressed in 1993 dollars, are $307.6 million. The FPSC postponed consideration of that study until 1994. Florida Power is required to file a new site-specific study with the FPSC in 1994, which will incorporate current cost factors, technology and radiological criteria. The results of that study cannot be reasonably estimated at this time. However, based on prior regulatory treatment, Florida Power expects to recover any increase in nuclear decommissioning costs through future rates.

The NRC issued updated waste burial cost factors in 1993, which are used in the generic NRC formula for estimating decommissioning costs. Florida Power's 1991 site-specific study contains estimates for decommissioning costs that exceed current NRC minimum requirements.

The National Energy Policy Act of 1992 established a fund to pay for the decontamination and decommissioning of nuclear enrichment facilities operated by the DOE. The fund is expected to consist of payments from affected domestic utilities and the federal government. Florida Power's current annual special assessment, before adjustment for inflation, is $1.4 million. Florida Power recorded a total estimated liability of $19.5 million at December 31, 1993, with a corresponding regulatory asset. This special assessment is being recovered from utility customers through the fuel adjustment clause.

The Financial Accounting Standards Board has issued Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." Based in part on the issuance of this interpretation, the SEC staff announced it intends to require that estimated nuclear decommissioning costs be shown as a liability in the financial statements, beginning in 1994. Florida Power currently has recorded the accumulated provisions for nuclear decommissioning costs as a contra asset on the balance sheet. If the SEC staff maintains its position, a liability and a corresponding asset of $307.6 million each would be recorded in 1994 based on available cost estimates.

FUEL DISPOSAL COSTS - Florida Power has entered into a contract with the DOE for the transportation and disposal of spent nuclear fuel. Disposal costs for nuclear fuel consumed are being collected from customers through the fuel adjustment clause at a rate of $.001 per net nuclear kilowatt-hour sold and are paid to the DOE quarterly. Florida Power currently is storing spent nuclear fuel on site and has sufficient storage capacity in place or under construction for fuel burned through the year 2009.

PLANT MAINTENANCE AND REFUELING OUTAGES - Florida Power accrues a reserve for maintenance and refueling expenses anticipated to be incurred during scheduled nuclear plant outages. A planned 53-day mid-cycle maintenance outage in 1993, cost Florida Power $9.7 million. A 77-day refueling outage in 1992, resulted in a cost of $30.2 million to Florida Power.

The next planned refueling outage, scheduled for approximately nine weeks beginning in April 1994, presently is estimated to cost $21.4 million.

INSURANCE - The Price-Anderson Act currently limits the liability of an owner of a nuclear power plant for a single nuclear incident to $9.4 billion.
Florida Power has purchased the maximum available commercial nuclear liability insurance of $200 million with the balance provided by indemnity agreements prescribed by the NRC. In the event of a nuclear incident at any U.S. nuclear power plant, Florida Power could be assessed up to $79.3 million per incident, with a maximum assessment of $10 million per year. Florida Power has never been assessed for a nuclear incident under these indemnity agreements. In addition to this liability insurance, Florida Power carries extra expense insurance with Nuclear Electric Insurance, Ltd. ("NEIL") to cover the cost of replacement power during any prolonged outage of the nuclear unit. Under this policy, Florida Power is subject to a retroactive premium assessment of up to $2.7 million in any year in which policy losses exceed accumulated premiums and investment income.

(10) RATES AND REGULATION

RETAIL RATES - In January 1992, Florida Power filed a retail base rate increase request of $145.9 million using a regulatory return on equity of 13.6%. The request was based upon a dual-year test period that included 1992 and 1993.
In September 1992, the FPSC granted Florida Power an annual revenue increase of $85.8 million.

The new rates provide Florida Power the opportunity to earn a regulatory return on equity of 12%, with a new allowed range between 11% and 13%. The FPSC granted increases in retail base rates of approximately $58 million in November 1992, $9.7 million in April 1993 and $18.1 million in November 1993. The FPSC also upheld a previously awarded interim increase of $31.2 million.

The interim rates and new base rates increased 1992 earnings by $15.4 million. The new base rates increased 1993 earnings by $10.4 million, after recording new expenses authorized in the rate case.

WHOLESALE RATES - In December 1993, Florida Power executed a settlement agreement with its wholesale customers in its 1993 base rate proceeding. The agreement provides for an annual revenue increase of $5.7 million, effective February 1993. The settlement is expected to be approved by the FERC in the first quarter of 1994.

In December 1992, Florida Power reached a settlement agreement with its wholesale customers, which resulted in no significant change in revenues. The 1992 settlement was approved by the FERC and provided for a retroactive change in Florida Power's depreciation rates to December 1990. (See Note 1.)

Florida Power expects to file a 1994 wholesale base rate proceeding in the first quarter of 1994. Florida Power will be requesting an increase in revenues of approximately $10 million to recover costs for new generating facilities and higher purchased power costs. If approved by the FERC, the rate increase will go into effect in March 1994.

(11) COMMITMENTS AND CONTINGENCIES

UTILITY CONSTRUCTION PROGRAM - Substantial commitments have been made in connection with Florida Power's construction program, which are presently estimated to result in construction expenditures in 1994 of $344 million for electric plant and nuclear fuel.

SUNSHINE PIPELINE PROJECT - Florida Power currently has a 30% equity ownership interest in both an intrastate and an interstate gas pipeline partnership, with an option to reduce or eliminate its interest in December 1994. The cost of the pipeline project is estimated to be approximately $600 million. In 1994, Florida Power expects to invest $6 million in these partnerships.

FUEL AND PURCHASED POWER COMMITMENTS - Florida Power has entered into various long-term commitments to provide the fossil and nuclear fuel requirements of its generating plants and to reserve pipeline capacity for natural gas. In most cases, such contracts contain provisions for price escalation, minimum purchase levels and other financial commitments. Estimated annual payments, based on current market prices, for Florida Power's firm commitments for fuel purchases, excluding coal and purchased power, are $3.7 million, $12.9 million, $35.2 million, $36.6 million and $36.1 million for 1994 through 1998, respectively, and $1,150.3 million in total thereafter. Additional commitments will be required in the future to supply Florida Power's fuel needs.

Florida Power has entered into long-term contracts with The Southern Company for up to 400 megawatts of purchased power annually through 2010, representing 4.7% of Florida Power's total current system capacity. Florida Power has an option to lower these purchases to 200 megawatts annually, beginning in 2000 with a three-year notice. The power will be supplied by coal-fired generating units that have a combined capacity of approximately 3,500 megawatts. The entire commitment is guaranteed by The Southern Company's total system, which is approximately 30,000 megawatts. The long-term contracts obligate Florida Power to pay certain minimum annual amounts representing capacity payments. The estimated annual capacity payments under the contracts will be $49 million in 1994 and then approximately $60 million annually until the contract expires in 2010. The capacity cost of power purchased under these contracts was $38 million in 1993 and $22 million in 1992 and 1991.

As of December 31, 1993, Florida Power had entered into long-term contracts with non-utility generators for 1,117 megawatts of capacity. These contracts have terms ranging from nine to 35 years. In most cases, these contracts account for 100% of the generating capacity of each of the facilities. Of the 1,117 megawatts under contract, 473 megawatts are currently available and the remaining future capacity is a part of Florida Power's plans for meeting future electricity demand growth. All commitments have been approved by the FPSC.

The following table shows the annual capacity payments, and the present value (at 10%) of these payments at December 31, 1993, which Florida Power expects to incur if all units are brought into service as contracted and meet contracted performance requirements:

                                    Capacity          Present
(In millions)                       Payments           Value
- ------------------------------------------------------------------
   1994                         $       84         $     77
   1995                                181              150
   1996                                218              163
   1997                                235              160
   1998                                247              154
   1999-2025                        10,497            2,022
- -----------------------------------------------------------------
   Total                         $  11,462         $  2,726
- -----------------------------------------------------------------

The capacity cost of power purchased from non-utility generators was $33 million in 1993, $10 million in 1992 and $2 million in 1991.

Florida Power does not plan to increase the level of purchased power it currently has under contract. Florida Power believes that its current contracts allow for system reliability and help reduce construction expenditures. These contracts could weaken Florida Power's overall credit ratings.

The FPSC allows these capacity payments to be recovered through a capacity cost recovery clause, which is similar to, and works in conjunction with the fuel adjustment clause.

COAL-RELATED CONTRACTS - In connection with the supply of coal to Florida Power and other customers, Electric Fuels has entered into several contracts with outside parties for the purchase of coal and also several operating leases related to coal procurement, processing and transportation. Minimum coal purchases are approximately 4 million tons per year. The annual obligations under these contracts and leases are $192.4 million, $122.9 million, $76.9 million, $76.3 million and $75.1 million for the years 1994 through 1998, respectively, and $264.2 million in total thereafter. The total cost incurred under these commitments was $213.2 million in 1993, $249.3 million in 1992 and $250.2 million in 1991.

OFF-BALANCE SHEET RISK - Several of the Company's subsidiaries are general partners in unconsolidated partnerships and joint ventures. The Company or subsidiaries have agreed to support certain loan agreements of the partnerships and joint ventures. The totals of the debt support agreements were $33.9 million and $68.7 million at December 31, 1993 and 1992, respectively, of which $26.4 million and $45.8 million were guaranties, $7.5 million and $11.7 million were stand-by letters of credit, respectively, and $11.2 million in 1992 were cash deficiency agreements. If the other partners fail to perform their obligations and if the partnership assets, consisting primarily of land and buildings, were worthless, those subsidiaries could be liable for an additional $52.8 million as of December 31, 1993, which represents partnership liabilities exceeding amounts as mentioned earlier. The Company considers these credit risks to be minimal, based upon the asset values supporting the partnership liabilities.

INSURANCE COVERAGE - Florida Power is subject to retroactive premium assessments in connection with its nuclear liability insurance. In addition, Florida Power currently carries approximately $2.1 billion in nuclear property insurance provided through several different policies. One of these policies, which also is underwritten by NEIL, provides $1.4 billion of excess coverage. Under this policy, Florida Power is subject to a retroactive premium assessment of up to $6.5 million for the first loss in any policy year in which losses exceed funds available to NEIL. In the event of multiple losses in any policy year, Florida Power's aggregate retroactive premium could total up to $13.9 million.

Effective November 1993, the FPSC authorized Florida Power to self-insure its transmission and distribution lines against loss due to storm damage and other natural disasters. Florida Power is accruing $3 million annually to the storm damage reserve and may defer any losses in excess of the reserve.

CONTAMINATED SITE CLEANUP - Florida Power and other subsidiaries of the Company have received notices from the EPA that each is or could be a "potentially responsible party" under the CERCLA and the Superfund Amendment and Reauthorization Act and may be liable, together with others, for the costs of cleaning up several contaminated sites identified by the EPA. In addition, Florida Power has been named as a defendant in one suit brought against four prior owners of a coal gasification plant site, seeking contributions pursuant to CERCLA and Florida law toward the cost of cleaning up that site and nearby property that may have become contaminated. The best estimates currently available to the Company indicate that its proportionate share of liability for cleaning up the sites range from $.7 million to $1.5 million, and it has reserved $1 million against these potential costs. Liability for such cleanup costs is technically joint and several. However, the Company presently has no reason to believe that it will ultimately have to pay a significantly disproportionate share of the cleanup costs of any of the sites. Although it does not currently contemplate a need to do so, Florida Power believes that it would have a sound basis for seeking recovery through the ratemaking process in the event it ultimately has to pay a significantly disproportionate share of the costs of cleaning up any contaminated site. It is recognized, however, that no such recovery would be assured.

UNION CARBIDE LAWSUIT - Florida Power and FP&L are co-defendants in an antitrust action brought by Union Carbide, a customer of FP&L, seeking injunctive relief and damages.

The suit challenges a long-standing territorial agreement between the two unaffiliated, neighboring utilities, notwithstanding the defendants' contention that the agreement was clearly authorized by state law and approved by the FPSC. Florida Power believes that the state action exemption from the antitrust laws is applicable to the agreement and its consequent refusal to provide electricity to Union Carbide. Management believes it has a strong defense and intends to vigorously defend against this action.

QUARTERLY FINANCIAL DATA (Unaudited)

                                                               Three Months Ended
(In millions, except per share amounts)         March 31   June 30    September 30    December 31
- -------------------------------------------------------------------------------------------------------
1993
Revenues                                        $493.3     $553.3        $768.9          $633.5
Income from operations                            84.8       99.5         172.2            86.1
Net income                                        34.4       43.0          82.0            37.2
Earnings per average common share                   .39        .49           .93             .42
Dividends per common share                          .485       .485          .485            .495
Common stock price per share:
   High                                           35 3/4     36            36 3/8          35 3/4
   Low                                            31 1/4     32 3/8        34 1/4          32 1/4
- --------------------------------------------------------------------------------------------------------
1992
Revenues                                        $463.5     $511.7        $626.6          $493.5
Income from operations                            79.5       84.8         148.9            91.6
Net income                                        30.1       34.9          74.6            36.1
Earnings per average common share                   .36        .41           .86             .41
Dividends per common share                          .473       .473          .473            .485
Common stock price per share:
   High                                           31 3/4     30 7/8        33 1/4          33 1/8
   Low                                            27 7/8     28 1/4        30 1/4          31 1/4
- ---------------------------------------------------------------------------------------------------------

The business of the Company's largest subsidiary, Florida Power, is seasonal in nature and it is management's opinion that comparisons of earnings for the quarters do not give a true indication of overall trends and changes in the Company's operations. As explained in Note 1 to the Financial Statements, Florida Power recorded an adjustment to depreciation expense in the fourth quarter of 1992, which increased earnings by $5.6 million. Due to the timing of common stock issues, the sum of the 1992 quarterly earnings per share do not equal the corresponding annual figure.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                 PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Directors of the registrant is included under the headings "Information as to Nominees" and "Information as to Continuing Directors" in the Company's Proxy Statement and is incorporated herein by reference. Information concerning the executive officers of the registrant is set forth in Part I, Item 1 hereof under the heading "Executive Officers of the Registrant". Information concerning compliance by the Directors, executive officers and other persons with the reporting requirements of Section 16(a) of the Exchange Act is set forth under the heading "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is under the heading "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation" and "Pension Plan Table" in the Company's Proxy Statement, and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is included under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's Proxy Statement, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included under the heading "Certain Business Relationships" in the Company's Proxy Statement and is incorporated herein by reference.


                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1.   Financial Statements, notes to Financial Statements and
               report thereon of KPMG Peat Marwick are found in Item 8
               "Financial Statements and Supplementary Data", herein.

          2. The following Financial Statement Schedules and reports are included herein:

                    V-   Property, Plant and Equipment for the
                         years ended December 31, 1993, 1992 and
                         1991

                    VI-  Accumulated Depreciation of Property,
                         Plant and Equipment for the years ended
                         December 31, 1993, 1992 and 1991

                    VIII-Valuation and Qualifying Accounts
                         for the years ended December 31,
                         1993, 1992 and 1991

                    IX-  Short-Term Borrowings for the years
                         ended December 31, 1993, 1992 and 1991

                    X-   Supplementary Income Statement
                         Information for the years ended December
                         31, 1993, 1992 and 1991

               All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

               Financial statements of the Company's subsidiaries have been omitted as the subsidiaries do not meet the tests of a significant subsidiary, or in the case of Florida Power Corporation, are presented in a separate report on Form 10-K.

          3.   Exhibits filed herewith:

     10.(a)      Florida Progress Supplemental Executive
                 Retirement Plan. *

          21     Subsidiaries of Florida Progress Corporation.

          23     Consent of Independent Certified Public
                 Accountants to the incorporation by reference of their report on the financial statements into the following registration statements of the Company: Form S-3 (No. 33-51573) (relating to the registration of 4.5 million shares of common stock and filed with the SEC on December 17,
                 1993); Form S-8 (No. 33-54912)(relating to the Savings Plan for Employees of Florida Progress and filed with the SEC on November 23, 1992); Form S-3 (No. 33-45044) (relating to the Progress Plus Plan and filed with the SEC on January 13, 1992); Form S-8 (No. 33-47623)
                 (relating to the Company's Long-Term Incentive Plan and filed with the SEC on May 1, 1992); Form S-8 (No. 33-39153) (also relating to the Long-Term Incentive Plan and filed with the SEC on February 26, 1991); and Form S-3 (No. 2-93111)(relating to the acquisition of Better Business Forms and filed with the SEC on September 5, 1984).

          4.   Exhibits incorporated herein by reference:

          3.(a) Bylaws of Florida Progress Corporation, as amended to date. (Filed as Exhibit 3(a) to the Company's Form 10-K for the year ended December 31, 1992, as filed with the SEC on March 31, 1993).

          3.(b)       Restated Articles of Incorporation, as
                      amended, of Florida Progress Corporation.
                      (Filed as Exhibit 3(a) to the Company's Form
                      10-K for the year ended December 31, 1991, as filed with the SEC on March 30, 1992.)

          4.(a) Rights Agreement, dated as of November 21, 1991, between the Company and Manufacturers Hanover Trust Company, including as Exhibit A the form of Rights Certificate. (Filed as Exhibit 4(a) to the Company's Form 8-K dated November 21, 1991, as filed with the SEC on November 27, 1991).

          4.(b)       Amended Articles of Incorporation, as
                      amended, of Florida Power Corporation.
                      (Filed as Exhibit 3(a) to the Florida Power
                      Form 10-K for the year ended December 31, 1991, as filed with the SEC (File No. 1-3274) on March 30, 1992).

          4.(c) Indenture, dated as of January 1, 1944 (the "Indenture"), between Florida Power and Guaranty Trust Company of New York and The Florida National Bank of Jacksonville, as Trustees. (Filed as Exhibit B-18 to Florida Power's Registration Statement on Form A-2 (No. 2-5293) filed with the SEC on January 24, 1944).

          4.(d) Seventh Supplemental Indenture, dated as of July 1, 1956, between Florida Power and Guaranty Trust Company of New York and The Florida National Bank of Jacksonville, as Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(b) to Florida Power's Registration Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991).

          4.(e) Eighth Supplemental Indenture, dated as of July 1, 1958, between Florida Power and Guaranty Trust Company of New York and The Florida National Bank of Jacksonville, as Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(c) to Florida Power's Registration Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991).

          4.(f) Sixteenth Supplemental Indenture, dated as of February 1, 1970, between Florida Power and Morgan Guaranty Trust Company of New York and The Florida National Bank of Jacksonville, as Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(d) to Florida Power's Registration Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991).

          4.(g) Twenty-Ninth Supplemental Indenture, dated as of September 1, 1982, between Florida Power and Morgan Guaranty Trust Company of New York and Florida National Bank, as Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(c) to Florida Power's Registration Statement on Form S-3 (No. 2-79832) filed with the SEC on September 17, 1982).

          10.(b)      Management Incentive Compensation Plan
                      of Florida Progress Corporation, as
                      amended. (Filed as Exhibit 10(a) to the Company's Form 10-K for the year ended December 31, 1992, as filed with the SEC on March 31, 1993.) *

          10.(c) Amended and Restated Support Agreement, dated as of February 1, 1991, between Florida Progress Corporation and Progress Capital Holdings, Inc. (Filed as Exhibit 10(d) to the Company's Form 10-K for the year ended December 31, 1990, as filed with the SEC on March 28,
                      1991).

          10.(d) Florida Progress Corporation Long-Term Incentive Plan, approved by the Company's Shareholders on April 19, 1990. (Filed as
                      Exhibit 10(d) to the Company's Form 10-Q for the quarter ended March 31, 1990, as filed with the SEC on May 14, 1990). *

          10.(e) Amended and Restated General Partnership Agreement of the SunShine Pipeline Partners dated May 5, 1993. (Filed as Exhibit 10(a) to Florida Power's Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC (File No. 1-3274) on August 3, 1993).

          10.(f)      Amended and Restated General Partnership
                      Agreement of the SunShine Interstate
                      Pipeline Partners dated May 5, 1993. (Filed as Exhibit 10(b) to Florida Power's Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC (File No. 1-3274) on August 3, 1993).

          10.(g)      Precedent Agreement dated April 8, 1993
                      between Florida Power and the SunShine Pipeline Partners covering terms and conditions of service to be provided to Florida Power by the intrastate component of the SunShine Pipeline. (Filed as Exhibit 10(c) to Florida Power's
                      Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC (File No. 1-3274) on August 3,
                      1993).

          10.(h)      Precedent Agreement dated April 8, 1993
                      between Florida Power and the SunShine Pipeline Partners covering terms and conditions of service to be provided to Florida Power by the interstate component of the Sunshine Pipeline. (Filed as Exhibit 10(d) to Florida Power's
                      Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC (File No. 1-3274) on August 3,
                      1993).

          10.(i)      Letter Agreement dated June 30, 1993
                      relating to the SunShine Pipeline.
                      (Filed as Exhibit 10(e) to Florida Power's
                      Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC (File No. 1-3274) on August 3, 1993). (Confidential treatment has been granted with respect to a portion of this document - omitted portion filed separately with the SEC).

* Exhibit constitutes an executive compensation plan or arrangement.

In reliance upon Item 601(b)(4)(iii) of Regulation S-K, certain instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries are not being filed herewith, because the total amount authorized thereunder does not exceed 10% of the total assets of the Company. The Company hereby agrees to furnish a copy of any such instruments to the Commission upon request.

          (b)  Reports on Form 8-K:

               During the fourth quarter of the year ended
               December 31, 1993, the Company filed the following reports on Form 8-K:

                 Form 8-K dated October 21, 1993, reporting under Item 5 "Other Events" a press release and related Investor Information Report, each dated October 21, 1993, reporting third quarter 1993 earnings.

                 Form 8-K dated December 1, 1993, reporting under Item 5 "Other Events" a press release dated December 1, 1993 relating to a decision by the Company to offer a voluntary early retirement option to about 200 employees, most of whom worked at Florida Power.

               In addition, the Company filed the following report on Form 8-K subsequent to the fourth quarter of 1993:

                 Form 8-K dated January 17, 1994, reporting under
                 Item 5 "Other Events" various press releases and related Investor Information reports, which disclose certain workforce reductions and the Company's 1993 earnings.
                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FLORIDA PROGRESS CORPORATION

March 24, 1994                     By: /s/ Jack B. Critchfield
                                   ----------------------------
                                   Jack B. Critchfield,
       Chairman of the Board
                                   and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                          Title                        Date
     ---------                          -----                        ----


/s/ Jack B. Critchfield         Chairman of the Board,         March 24, 1994
- -------------------------      Chief Executive Officer
Jack B. Critchfield                 and Director
Principal Executive Officer


/s/ Jeffrey R. Heinicka       Senior Vice President and        March 24, 1994
- -------------------------      Chief Financial Officer
Jeffrey R. Heinicka
Principal Financial Officer


/s/ John Scardino, Jr.             Vice President and          March 24, 1994
- -------------------------              Controller
John Scardino, Jr.
Principal Accounting Officer


/s/ Michael P. Graney                   Director               March 24, 1994
- -------------------------
Michael P. Graney


/s/ Allen J. Keesler, Jr.               Director               March 24, 1994
- -------------------------
Allen J. Keesler, Jr.

                                                                 (Continued)

      Signature                           Title                    Date
      ---------                           -----                    ----

/s/ Richard Korpan                      Director               March 24, 1994
- -------------------------
Richard Korpan


/s/ Clarence V. McKee                   Director               March 24, 1994
- -------------------------
Clarence V. McKee


/s/ Vincent J. Naimoli                  Director               March 24, 1994
- -------------------------
Vincent J. Naimoli


/s/ Richard A. Nunis                    Director               March 24, 1994
- -------------------------
Richard A. Nunis


/s/ Charles B. Reed                     Director               March 24, 1994
- -------------------------
Charles B. Reed


/s/ Joan D. Ruffier                     Director               March 24, 1994
- -------------------------
Joan D. Ruffier


/s/ Robert T. Stuart, Jr.               Director               March 24, 1994
- -------------------------
Robert T. Stuart, Jr.


/s/Paul R. Verkuil                      Director               March 24, 1994
- -------------------------
Paul R. Verkuil


/s/ Jean Giles Wittner                  Director               March 24, 1994
- -------------------------
Jean Giles Wittner





                                                                                           Schedule V
                                                                                             1 of 3

                                  FLORIDA PROGRESS CORPORATION

                                         Electric Plant
                              For the Year Ended December 31, 1993
                                         (In millions)


                                                                                 Other
                                         Balance at   Additions   Retirements   Changes  Balance at
                                         Beginning     at cost      or Sales  Add(Deduct)   End of
     Classification                      of Period  (See Note 3) (See Note 1)(See Note 2) of Period
- ---------------------------------------------------------------------------------------------------
  Production:
    Steam                                 $1,501.7       $38.8       $13.0     ($1.6)    $1,525.9
    Nuclear                                  586.0        32.7         0.2       0.0        618.5
    Other                                    189.2       101.8         5.8       0.0        285.2
  Transmission                               614.9        61.0         4.2       1.5        673.2
  Distribution                             1,497.4       132.8        (3.3)      1.3      1,634.8
  Transportation and general                 246.3        37.5         3.6       0.0        280.2
  Intangible                                   7.4         2.1         0.0       0.0          9.5
                                          --------    --------    --------   -------     --------
  Total Electric Plant in Service          4,642.9       406.7        23.5       1.2      5,027.3
  Electric plant purchased or sold             0.3         8.1         0.0       4.2         12.6
  Electric Plant Held for Future Use          14.4         0.3         0.0       0.0         14.7
  Completed construction not classified      196.3        50.6         0.0      18.8        265.7
                                          --------    --------    --------  --------     --------
Total electric plant in service,
  held for future use and not classified   4,853.9       465.7        23.5      24.2      5,320.3
Construction work in progress                333.8       (48.1)        0.0       0.0        285.7
Nuclear fuel                                 337.8        30.5         0.0       0.0        368.3
                                          --------    --------    --------  --------     --------
Total electric utility plant               5,525.5       448.1        23.5      24.2      5,974.3
                                           -------     -------     -------  --------     --------
Other property                               513.5        29.3        29.0      18.8        532.6
                                           -------     -------     -------  --------      -------
Total property plant and equipment        $6,039.0      $477.4       $52.5     $43.0     $6,506.9
                                          ========    ========     =======  ========     ========

Note: (1) Retirements charged to accumulated depreciation            $22.7
          Retirements charged to income and other accounts            29.8
                                                                   -------
                                                                     $52.5
                                                                   =======
      (2) Other changes:  Property increase resulting from business acquisitions.      $ 47.2
                          Other                                                          (4.2)
                                                                                      -------
                                                                                       $ 43.0
                                                                                      =======
      (3) See Note 1 to the Financial Statements for a description of the method used to compute the provision for depreciation.

/TABLE



                                                                                                Schedule V
                                                                                                 2 of 3
                                               FLORIDA PROGRESS CORPORATION

                                                     Electric Plant
                                           For the Year Ended December 31, 1992
                                                      (In millions)



                                                                               Other
                                          Balance at            Retirements   Changes   Balance at
                                          Beginning  Additions   or Sales   Add(Deduct)   End of
     Classification                       of Period   at cost  (See Note 1)(See Note 2)  of Period
- --------------------------------------------------------------------------------------------------
  Production:
    Steam                                 $1,483.3      $27.8        $9.4      $0.0    $1,501.7
    Nuclear                                  567.0       27.5        12.0       3.5       586.0
    Other                                    181.7        9.0         1.6       0.1       189.2
  Transmission                               601.6       17.0         2.3      (1.4)      614.9
  Distribution                             1,405.2      124.9        34.0       1.3     1,497.4
  Transportation and general                 224.6       24.6         2.1      (0.8)      246.3
  Intangible                                   1.6        5.8         0.0       0.0         7.4
                                          --------   --------    --------  --------    --------
  Total Electric Plant in Service          4,465.0      236.6        61.4       2.7     4,642.9
  Electric Plant purchased or sold             0.0        2.3         0.0      (2.0)        0.3
  Electric Plant Held for Future Use          12.7        1.9         0.0      (0.2)       14.4
  Completed construction not classified       66.8      132.9         3.4       0.0       196.3
                                          --------   --------    --------  --------    --------
Total electric plant in service,
  held for future use and not classified   4,544.5      373.7        64.8       0.5     4,853.9
Construction work in progress                241.5       92.3         0.0       0.0       333.8
Nuclear fuel                                 312.2       25.6         0.0       0.0       337.8
                                          --------   --------    --------  --------    --------
TOTAL ELECTRIC UTILITY PLANT              $5,098.2     $491.6       $64.8      $0.5    $5,525.5
                                           -------    -------     -------  --------    --------
Other property                               446.9       38.3        12.0      40.3       513.5
                                           -------    -------     -------  --------    --------
Total property plant and equipment        $5,545.1     $529.9       $76.8     $40.8    $6,039.0
                                          ========   ========    ========  ========    ========

Note: (1) Retirements charged to accumulated depreciation           $61.3
          Retirements charged to income and other accounts           15.5
                                                                  -------
                                                                    $76.8
                                                                  =======
      (2) Other changes:  Property increase resulting from business acquisitions.           $39.6
                          Reduction of certain property to fair value.                      (11.6)
                          Reclassify remaining assets from discontinued operations.          10.7
                          Reclassify former non-operating assets from "Other" assets.         1.5
                          Other                                                               0.6
                                                                                          -------
                                                                                            $40.8
                                                                                          =======
      (3) See Note 1 to the Financial Statements for a description of the method used to compute the provision for depreciation.
















                                                                                               Schedule V
                                                                                                 3 of 3
                                                 FLORIDA PROGRESS CORPORATION

                                                         Electric Plant
                                             For the Year Ended December 31, 1991
                                                         (In millions)



                                                                             Other
                                         Balance at           Retirements   Changes    Balance at
                                         Beginning  Additions   or Sales  Add(Deduct)    End of
     Classification                      of Period   at cost  (See Note 1)(See Note 2)  of Period
- --------------------------------------------------------------------------------------------------
  Production:
    Steam                                 $1,463.3      $34.4       $14.4      $0.0    $1,483.3
    Nuclear                                  542.0       25.8         0.8       0.0       567.0
    Other                                    176.5        2.8         0.7       3.1       181.7
  Transmission                               596.1       17.6        10.2      (1.9)      601.6
  Distribution                             1,315.6      114.1        25.2       0.7     1,405.2
  Transportation and general                 198.1       29.7         3.2       0.0       224.6
  Intangible                                   1.0        0.6         0.0       0.0         1.6
                                           -------    -------     -------   -------     -------
  Total Electric Plant in Service          4,292.6      225.0        54.5       1.9     4,465.0
  Electric plant purchased or sold            (0.1)       0.1         0.0       0.0         0.0
  Electric plant held for future use          16.4        0.1         1.9      (1.9)       12.7
  Completed construction not classified       46.3       20.5         0.0       0.0        66.8
                                           -------    -------     -------   -------     -------
Total electric plant in service,
  held for future use and not classified   4,355.2      245.7        56.4      (0.0)    4,544.5
Construction work in progress                141.2      100.3         0.0       0.0       241.5
Nuclear fuel                                 302.9        9.3         0.0       0.0       312.2
                                           -------    -------     -------   -------     -------
Total electric utility plant               4,799.3      355.3        56.4       0.0     5,098.2
                                           -------    -------     -------   -------     -------
Other property                               423.8       46.3        16.2      (7.0)      446.9
                                           -------    -------     -------   -------     -------
Total property plant and equipment        $5,223.1     $401.6       $72.6     ($7.0)   $5,545.1
                                          ========   ========    ========   =======     =======

Note: (1) Retirements charged to accumulated depreciation           $56.4
          Retirements charged to income and other accounts.          16.2
                                                                  -------
                                                                    $72.6
                                                                  =======
      (2) Other changes:  Property increase resulting from business acquisitions.            $2.8
                          Property contributed to unconsolidated partnership.                (7.7)
                          Reduction of certain property to fair value.                       (2.1)
                                                                                          -------
                                                                                            ($7.0)
                                                                                          =======
      (3) See Note 1 to the Financial Statements for a description of the method used to compute the provision for depreciation.








                                                                                                      Schedule VI

                                                 FLORIDA PROGRESS CORPORATION

                                  Accumulated Depreciation of Property, Plant and Equipment
                                     For the Years Ended December 31, 1993, 1992 and 1991

                                                          (In millions)


                                                           ----------Additions----------
                                               Balance at            Charged to  Salvage   Retirements    Other     Balance at
                                               Beginning  Charged to  Clearing  Less Cost (See Note 1,   Changes      End of
                     Description               of Period   Expense    Accounts of Removal  Schedule V) Add/(Deduct)   Period
- --------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993
 Accumulated depreciation - electric plant       $1,660.8    $202.9    $5.3      ($6.3)       $22.7        $6.2 (A)  $1,846.2
 Accumulated decommissioning - nuclear plant        102.0      11.9     0.0        0.0          0.0         4.4 (B)     118.3
 Accumulated dismantlement - fossil plants           47.1      23.9     0.0       (2.5)         0.0         0.0          68.5
                                                ---------  --------  ------    -------     --------    --------      --------
  Total accumulated depreciation-electric plant  $1,809.9    $238.7    $5.3      ($8.8)       $22.7       $10.6      $2,033.0
                                                 ========  ========  ======   ========     ========    ========      ========
 Accumulated amortization of nuclear fuel          $273.6     $26.3    $--        $ --         $ --        $ --        $299.9
                                                 ========  ========  ======   ========     ========    ========      ========
 Accumulated depreciation of other property        $119.9     $29.7    $--        $ --         $9.3        $0.7        $141.0
                                                 ========  ========  ======   ========     ========    ========      ========
YEAR ENDED DECEMBER 31, 1992
 Accumulated depreciation - electric plant       $1,543.6    $179.1   $5.2       ($5.5)       $61.3       ($0.3)      1,660.8
 Accumulated decommissioning - nuclear plant         85.2      11.9    0.0         0.0          0.0         4.9 (B)     102.0
 Accumulated dismantlement - fossil plants           28.9      18.2    0.0         0.0          0.0         0.0          47.1
                                                ---------  --------- -----    --------     --------    --------      --------
  Total accumulated depreciation-electric plant  $1,657.7    $209.2   $5.2       ($5.5)       $61.3        $4.6      $1,809.9
                                                 ========  ========  =====    ========     ========    ========      ========
 Accumulated amortization of nuclear fuel          $247.2     $25.4   $--         $ --         $ --        $1.0        $273.6
                                                 ========  ========  =====    ========     ========    ========      ========
 Accumulated depreciation of other property         $98.6     $27.4   $--         $ --         $8.9        $2.8        $119.9
                                                 ========  ========  =====    ========     ========    ========      ========

YEAR ENDED DECEMBER 31, 1991
 Accumulated depreciation - electric plant       $1,421.9    $177.6   $4.5       ($3.6)       $56.4       ($0.4)      1,543.6
 Accumulated decommissioning - nuclear plant         69.7      11.8    0.0         0.0          0.0         3.7 (B)      85.2
 Accumulated dismantlement - fossil plants           12.3      16.6    0.0         0.0          0.0         0.0          28.9
                                                ---------  --------- -----    --------     --------    --------      --------
  Total accumulated depreciation-electric plant  $1,503.9    $206.0   $4.5       ($3.6)       $56.4        $3.3      $1,657.7
                                                 ========  ========  =====    ========     ========    ========      ========
 Accumulated amortization of nuclear fuel          $218.7     $28.5   $--         $ --         $ --        $ --        $247.2
                                                 ========  ======== ======    ========     ========    ========      ========
 Accumulated depreciation of other property         $80.1     $24.0   $--         $ --         $7.4        $1.9         $98.6
                                                 ========  ======== ======    ========     ========    ========      ========

(A) Increase primarily due to business acquisitions.
(B) Primarily earnings on Nuclear Decommissioning Fund.






                                                                                                            Schedule VIII


                                                   FLORIDA PROGRESS CORPORATION
                                                Valuation and Qualifying Accounts
                                      For the Years Ended December 31, 1993, 1992, and 1991
                                                          (In millions)


                                               Balance at      Additions                            Balance at
                                                Beginning      Charged to               Other         End of
                Description                     of Period       Expense   Deductions  Add (Ded)       Period
- --------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1993

   Nuclear Refueling Outage Reserve                  $8.7         $15.1      $12.3         $--        $11.5
                                                  =======       =======    =======     =======      =======
   Insurance policy benefit reserves               $140.3         $26.8       $ --        19.4(A)    $186.5
                                                  =======       =======    =======     =======      =======
   Reserve for loan & lease losses                  $23.3          $5.9       $4.4         $--        $24.8
                                                  =======       =======    =======     =======      =======

FOR THE YEAR ENDED DECEMBER 31, 1992

   Nuclear Refueling Outage Reserve                 $13.8         $25.2      $30.3        $ --         $8.7
                                                  =======       =======    =======     =======      =======
   Insurance policy benefit reserves               $115.9         $24.4       $ --        $ --       $140.3
                                                  =======       =======    =======     =======      =======
   Reserve for loan & lease losses                  $20.5          $6.5       $3.7        $ --        $23.3
                                                  =======       =======    =======     =======      =======

FOR THE YEAR ENDED DECEMBER 31, 1991

   Nuclear Refueling Outage Reserve                  $5.8         $17.2       $9.2        $ --        $13.8
                                                  =======       =======    =======     =======      =======
   Insurance policy benefit reserves                $98.8         $17.1       $ --        $ --       $115.9
                                                  =======       =======    =======     =======      =======
   Reserve for loan & lease losses                  $10.1         $17.9       $7.5        $ --        $20.5
                                                  =======       =======    =======     =======      =======

(A) Increase due to adoption of Financial Accounting Standard No. 113.







                                                                                                   Schedule IX


                                                 FLORIDA PROGRESS CORPORATION
                                                      Short-Term Borrowings
                                    For the Years Ended December 31, 1993, 1992 and 1991
                                              (In millions except for percentages)

                                               Weighted      Month-End         Average       Weighted Average
                                 Balance at     Average    Maximum Amount Amount Outstanding  Interest Rate
Category of Aggregate              End of      Interest     Outstanding      During the        During the
Short-Term Borrowings              Period      Rate (a)   During the Period    Period           Period (b)
- ---------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1993

 Payable to Holders of
   Commercial Paper (c)(d)          $570.0       3.30%          $570.0      $477.5             3.22%


FOR THE YEAR ENDED DECEMBER 31, 1992

 Payable to Holders of
   Commercial Paper (c)(d)          $291.0       3.59%          $438.5      $366.0             4.13%


FOR THE YEAR ENDED DECEMBER 31, 1991

 Payable to Banks                   $  -           - %          $272.4      $204.6             7.14%
 Payable to Holders of
   Commercial Paper (c)(d)          $325.1       4.96%          $551.5      $420.4             6.36%


(a)   Based on end of period balance.
(b)   The average interest rate was determined by dividing
      interest expense for the year on short-term borrowings by average short-term borrowings during the year.
(c)   Two Company subsidiaries are authorized to issue a total of $800 million in commercial paper
      (C/P) with various  maturities up to but not exceeding 270 days.  All C/P borrowings are backed up by an equivalent amount of unused bank lines of credit.
(d)   As of December 31, 1993, 1992 and 1991, $445 million, $291 million and $247.1 million, respectively, of the C/P borrowings were classified as long-term in the Financial Statements because of the maturity of the underlying backup bank lines of credit. See Note 2 to the
      Financial Statements.  For purposes of this schedule, all C/P borrowings are included in the amounts shown.

/TABLE

FLORIDA PROGRESS CORPORATION                                      Schedule X
Supplementary Income Statement Information
- ----------------------------------------------------------------------------
For the Years Ended December 31, 1993, 1992, and 1991
(In millions)


The amounts of maintenance, other than those set forth in the statements of income are not significant. Rents, royalties, advertising costs and research and development costs are not significant.


Depreciation and Taxes other than income taxes are set forth below:

                                                     1993     1992     1991

Depreciation:
Total charged to income                            $268.4   $236.6   $230.0
Less amounts charged to diversified
 operations and other expense accounts               28.2     27.1     23.7
- ----------------------------------------------------------------------------
Charged directly to utility operating expenses     $240.2   $209.5   $206.3
============================================================================


Taxes other than income taxes:
Property taxes                                      $58.3    $52.8    $49.2
State gross receipts tax                             45.4     40.3     36.3
Franchise fees                                       38.8     34.5     35.2
Payroll and other taxes                              37.6     33.7     27.4
- ----------------------------------------------------------------------------
  Total                                             180.1    161.3    148.1
Less amounts charged to diversified operations,
 balance sheet and other expense accounts            27.5     23.0     18.8
- ----------------------------------------------------------------------------
Charged directly to utility operating expenses     $152.6   $138.3   $129.3
============================================================================

                                   EXHIBIT INDEX

   EXHIBIT
   NUMBER                             EXHIBIT
   -------                            -------

Exhibits filed herewith:

     10.(a)      Florida Progress Supplemental Executive
                 Retirement Plan.

          21     Subsidiaries of Florida Progress Corporation.

          23     Consent of Independent Certified Public
                 Accountants to the incorporation by reference of their report on the financial statements into the following registration statements of the Company: Form S-3 (No. 33-51573) (relating to the registration of 4.5 million shares of common stock and filed with the SEC on December 17,
                 1993); Form S-8 (No. 33-54912)(relating to the Savings Plan for Employees of Florida Progress and filed with the SEC on November 23, 1992); Form S-3 (No. 33-45044) (relating to the Progress Plus Plan and filed with the SEC on January 13, 1992); Form S-8 (No. 33-47623)
                 (relating to the Company's Long-Term Incentive Plan and filed with the SEC on May 1, 1992); Form S-8 (No. 33-39153) (also relating to the Long-Term Incentive Plan and filed with the SEC on February 26, 1991); and Form S-3 (No. 2-93111)(relating to the acquisition of Better Business Forms and filed with the SEC on September 5, 1984).

Exhibits incorporated herein by reference:

          3.(a) Bylaws of Florida Progress Corporation, as amended to date. (Filed as Exhibit 3(a) to the Company's Form 10-K for the year ended December 31, 1992, as filed with the SEC on March 31, 1993).

          3.(b)       Restated Articles of Incorporation, as
                      amended, of Florida Progress Corporation.
                      (Filed as Exhibit 3(a) to the Company's Form
                      10-K for the year ended December 31, 1991, as filed with the SEC on March 30, 1992.)

          4.(a) Rights Agreement, dated as of November 21, 1991, between the Company and Manufacturers Hanover Trust Company, including as Exhibit A the form of Rights Certificate. (Filed as Exhibit 4(a) to the Company's Form 8-K dated November 21, 1991, as filed with the SEC on November 27, 1991).

          4.(b)       Amended Articles of Incorporation, as
                      amended, of Florida Power Corporation.
                      (Filed as Exhibit 3(a) to the Florida Power
                      Form 10-K for the year ended December 31, 1991, as filed with the SEC (File No. 1-3274) on March 30, 1992).

          4.(c) Indenture, dated as of January 1, 1944 (the "Indenture"), between Florida Power and Guaranty Trust Company of New York and The Florida National Bank of Jacksonville, as Trustees. (Filed as Exhibit B-18 to Florida Power's Registration Statement on Form A-2 (No. 2-5293) filed with the SEC on January 24, 1944).

          4.(d) Seventh Supplemental Indenture, dated as of July 1, 1956, between Florida Power and Guaranty Trust Company of New York and The Florida National Bank of Jacksonville, as Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(b) to Florida Power's Registration Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991).

          4.(e) Eighth Supplemental Indenture, dated as of July 1, 1958, between Florida Power and Guaranty Trust Company of New York and The Florida National Bank of Jacksonville, as Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(c) to Florida Power's Registration Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991).

          4.(f) Sixteenth Supplemental Indenture, dated as of February 1, 1970, between Florida Power and Morgan Guaranty Trust Company of New York and The Florida National Bank of Jacksonville, as Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(d) to Florida Power's Registration Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991).

          4.(g) Twenty-Ninth Supplemental Indenture, dated as of September 1, 1982, between Florida Power and Morgan Guaranty Trust Company of New York and Florida National Bank, as Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(c) to Florida Power's Registration Statement on Form S-3 (No. 2-79832) filed with the SEC on September 17, 1982).

          10.(b)      Management Incentive Compensation Plan
                      of Florida Progress Corporation, as
                      amended. (Filed as Exhibit 10(a) to the Company's Form 10-K for the year ended December 31, 1992, as filed with the SEC on March 31, 1993.)

          10.(c) Amended and Restated Support Agreement, dated as of February 1, 1991, between Florida Progress Corporation and Progress Capital Holdings, Inc. (Filed as Exhibit 10(d) to the Company's Form 10-K for the year ended December 31, 1990, as filed with the SEC on March 28,
                      1991).

          10.(d) Florida Progress Corporation Long-Term Incentive Plan, approved by the Company's Shareholders on April 19, 1990. (Filed as
                      Exhibit 10(d) to the Company's Form 10-Q for the quarter ended March 31, 1990, as filed with the SEC on May 14, 1990).

          10.(e) Amended and Restated General Partnership Agreement of the SunShine Pipeline Partners dated May 5, 1993. (Filed as Exhibit 10(a) to Florida Power's Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC (File No. 1-3274) on August 3, 1993).

          10.(f)      Amended and Restated General Partnership
                      Agreement of the SunShine Interstate
                      Pipeline Partners dated May 5, 1993. (Filed as Exhibit 10(b) to Florida Power's Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC (File No. 1-3274) on August 3, 1993).

          10.(g)      Precedent Agreement dated April 8, 1993
                      between Florida Power and the SunShine Pipeline Partners covering terms and conditions of service to be provided to Florida Power by the intrastate component of the SunShine Pipeline. (Filed as Exhibit 10(c) to Florida Power's
                      Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC (File No. 1-3274) on August 3,
                      1993).

          10.(h)      Precedent Agreement dated April 8, 1993
                      between Florida Power and the SunShine Pipeline Partners covering terms and conditions of service to be provided to Florida Power by the interstate component of the Sunshine Pipeline. (Filed as Exhibit 10(d) to Florida Power's
                      Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC (File No. 1-3274) on August 3,
                      1993).

          10.(i)      Letter Agreement dated June 30, 1993
                      relating to the SunShine Pipeline.
                      (Filed as Exhibit 10(e) to Florida Power's
                      Form 10-Q for the quarter ended June 30, 1993, as filed with the SEC (File No. 1-3274) on August 3, 1993). (Confidential treatment has been granted with respect to a portion of this document - omitted portion filed separately with the SEC).