Form 10-Q
period 1994-03-31
FLORIDA PROGRESS CORP
filed 1994-05-06
CIK 357261

FORM 10-Q


                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1994

                                        OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.1-8349

                           FLORIDA PROGRESS CORPORATION
              (Exact name of registrant as specified in its charter)

               FLORIDA                                 59-2147112
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                 Identification No.)

                                One Progress Plaza
                             St. Petersburg, FL 33701
                     (Address of principal executive offices)
                                    (Zip Code)

                                  (813) 824-6400
               (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   As of March 31, 1994, there were issued and outstanding 89,726,322 shares of the registrant's common stock without par value.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Income
(In millions, except per share amounts)
                                                             Three Months Ended
                                                                   March 31,
                                                               1994       1993
                                                              -------   -------
                                                                  (Unaudited)
REVENUES:
  Electric utility                                            $483.5    $407.0
  Diversified                                                  145.8      86.3
                                                              -------   -------
                                                               629.3     493.3
EXPENSES:                                                     -------   -------
  Electric utility:
    Fuel used in generation                                     90.7     106.4
    Purchased power                                             56.3      29.8
    Deferred fuel                                               15.2     (14.6)
    Other operation                                            108.1      84.4
                                                              -------   -------
    Operation                                                  270.3     206.0
    Maintenance                                                 30.2      33.1
    Depreciation                                                64.5      57.6
    Taxes other than income taxes                               40.2      35.6
                                                              -------   -------
                                                               405.2     332.3
                                                              -------   -------
  Diversified:
    Cost of sales                                              121.8      66.6
    Other                                                       12.3       9.6
                                                              -------   -------
                                                               134.1      76.2
                                                              -------   -------
INCOME FROM OPERATIONS                                          90.0      84.8
                                                              -------   -------
INTEREST EXPENSE AND OTHER:
  Interest expense                                              36.0      35.0
  Allowance for funds used during
    construction                                                (2.6)     (4.7)
  Preferred dividend requirements of
    Florida Power                                                2.5       3.9
  Other expense (income), net                                    0.5        -
                                                              -------   -------
                                                                36.4      34.2
                                                              -------   -------
INCOME BEFORE INCOME TAXES                                      53.6      50.6

  Income Taxes                                                  17.8      17.0
                                                              -------   -------
INCOME BEFORE CHANGE IN ACCOUNTING                              35.8      33.6
Cumulative effect of income tax
  accounting change                                              -         0.8
                                                              -------   -------
NET INCOME                                                     $35.8     $34.4
                                                              =======   =======

AVERAGE SHARES OF COMMON STOCK OUTSTANDING                      89.4      87.7
                                                              =======   =======
EARNINGS PER AVERAGE COMMON SHARE:
  Income before change in accounting                           $0.40     $0.38
  Cumulative effect of change in accounting                      -        0.01
                                                              -------   -------
                                                               $0.40     $0.39
                                                              =======   =======

DIVIDENDS PER COMMON SHARE                                    $0.495    $0.485
                                                              =======   =======

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)

                                                       March 31,   December 31,
                                                         1994         1993
                                                      -----------  -----------
ASSETS                                                (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held for          $5,411.1     $5,320.3
    for future use
  Less - Accumulated depreciation                          1,898.6      1,846.2
         Accumulated decommissioning for nuclear plant       120.6        118.3
         Accumulated dismantlement for fossil plants          74.5         68.5
                                                         ----------  ----------
                                                           3,317.4      3,287.3
  Construction work in progress                              249.6        285.7
  Nuclear fuel, net of amortization of $ 307.7
    in 1994 and $ 299.9 in 1993                               59.6         68.4
                                                         ----------  ----------
        Net electric utility plant                         3,626.6      3,641.4
  Other property, net of depreciation of $ 147.0
    in 1994 and $ 141.0 in 1993                              388.4        391.6
                                                         ----------  ----------
                                                           4,015.0      4,033.0
                                                         ----------  ----------
CURRENT ASSETS:
  Cash and equivalents                                        14.8          9.1
  Accounts receivable, net                                   222.9        242.7
  Current portion of leases and loans receivable              34.1         31.3
  Inventories, primarily at average cost:
    Fuel                                                      78.7         79.5
    Utility materials and supplies                           115.7        112.2
    Diversified materials                                     41.8         35.8
  Underrecovery of fuel cost                                   -            7.1
  Other                                                       42.4         41.8
                                                         ----------  ----------
                                                             550.4        559.5
                                                         ----------  ----------
OTHER ASSETS:
  Investments:
    Leases and loans receivable, net                         475.6        485.4
    Marketable securities                                    140.8        129.3
    Joint ventures and partnerships                           87.0         88.4
    Nuclear plant decommissioning fund                       114.0        107.7
  Deferred insurance policy acquisition costs                 85.1         81.5
  Other                                                      152.1        154.0
                                                         ----------  ----------
                                                           1,054.6      1,046.3
                                                         ----------  ----------
                                                          $5,620.0     $5,638.8
                                                         ==========  ==========
The accompanying notes are an integral part of these financial statements. FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)

                                                       March 31,   December 31,
                                                         1994         1993
                                                      -----------  -----------
CAPITAL AND LIABILITIES                               (Unaudited)

COMMON STOCK EQUITY:
  Common stock                                            $1,022.4     $1,008.3
  Retained earnings                                          803.7        812.2
                                                         ----------  ----------
                                                           1,826.1      1,820.5
CUMULATIVE PREFERRED STOCK OF FLORIDA POWER:
    Without sinking funds                                    113.5        113.5
    With sinking funds                                        35.0         35.0

LONG-TERM DEBT                                             1,891.5      1,866.6
                                                         ----------  ----------
TOTAL CAPITAL                                              3,866.1      3,835.6
                                                         ----------  ----------
CURRENT LIABILITIES:
  Accounts payable                                           110.4        149.4
  Customers' deposits                                         72.8         71.5
  Income taxes payable                                        43.4         42.3
  Accrued interest                                            45.3         45.2
  Other                                                       93.5         77.4
                                                         ----------  ----------
                                                             365.4        385.8
  Notes payable                                               84.6        125.0
  Current portion of long-term debt                           66.3         76.6
                                                         ----------  ----------
                                                             516.3        587.4
                                                         ----------  ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                      745.2        756.3
  Unamortized investment tax credits                         117.2        119.6
  Insurance policy benefit reserves                          196.3        186.5
  Other                                                      178.9        153.4
                                                         ----------  ----------
                                                           1,237.6      1,215.8
                                                         ----------  ----------
                                                          $5,620.0     $5,638.8
                                                         ==========  ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Cash Flows
(In millions)
                                                          Three Months Ended
                                                               March 31,
                                                          1994         1993
                                                       -----------  -----------
                                                              (Unaudited)
OPERATING ACTIVITIES:
  Income before change in accounting                      $35.8        $33.6
  Adjustments for noncash items:
    Depreciation and amortization                          81.3         71.2
    Deferred income taxes and
     investment tax credits, net                          (17.8)         2.6
    Changes in working capital, net of effects
     from acquisition or sale of businesses:
        Accounts receivable                                19.8         20.0
        Inventories                                        (8.8)        20.1
        Overrecovery (underrecovery) of fuel costs          7.9        (15.6)
        Accounts payable                                  (39.0)       (13.7)
        Other                                              18.9          2.4
    Other operating activities                             34.0         (4.6)
                                                      ----------   ----------
                                                          132.1        116.0
                                                      ----------   ----------
INVESTING ACTIVITIES:
  Property additions (including allowance for
    borrowed funds used during construction)              (62.6)       (85.7)
  Proceeds from sale of properties and businesses           4.4          4.8
  Purchase of leases, loans and securities                (37.7)       (20.3)
  Proceeds from sale or collection of
    leases, loans, and securities                          31.7         24.0
  Investments in joint ventures and partnerships,
    net of distributions                                   (0.2)        (0.1)
  Other investing activities                               (2.9)        (2.9)
                                                      ----------   ----------
                                                          (67.3)       (80.2)
                                                      ----------   ----------
FINANCING ACTIVITIES:
  Issuance of long-term debt                               99.3        148.4
  Repayment of long-term debt                             (14.5)      (180.4)
  Increase (decrease) in commercial paper with
    long term support                                     (71.7)        43.0
  Redemption of preferred stock                             -          (45.2)
  Sale of common stock                                     13.2         15.1
  Dividends paid on common stock                          (44.3)       (42.5)
  Increase (decrease) in short-term debt                  (40.4)        24.2
  Other financing activities                               (0.7)         -
                                                      ----------   ----------
                                                          (59.1)       (37.4)
                                                      ----------   ----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS             5.7         (1.6)
   Beginning cash and equivalents                           9.1          8.1
                                                      ----------   ----------
ENDING CASH AND EQUIVALENTS                               $14.8         $6.5
                                                      ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                     36.0         33.6
  Income taxes (net of refunds)                            34.5         31.6

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Notes to Financial Statements

1) In September 1992, the Florida Public Service Commission ("FPSC") granted Florida Power Corporation ("Florida Power") a retail rate increase designed to produce additional annual revenues of $85.8 million, to be phased in as follows: approximately $58 million in November 1992, $9.7 million in April 1993, and $18.1 million in November 1993. The new rates provide Florida Power the opportunity to earn a regulatory return on equity of 12 percent with a new allowed range between 11 and 13 percent. For the three months ended March 31, 1994, revenues increased by $6.7 million and earnings increased by $4.1 million, compared to the same period last year due to the rate increase.

2) In March 1994, the Federal Energy Regulatory Commission ("FERC") approved Florida Power's settlement agreement with its wholesale customers in its 1993 base rate proceeding. The agreement provides for rate increases designed to produce additional annual revenues of approximately $5.7 million, effective February 1993. Refunds of approximately $3 million, which were fully accrued as of March 1994, were made to Florida Power's wholesale customers in April 1994. In April 1994, the FERC approved Florida Power's 1994 settlement agreement which provides for rates designed to increase annual revenues by approximately $9.8 million. The rate increase is effective in March and May 1994, and allows Florida Power to recover the costs of new generating facilities and higher purchased power costs. Neither agreement resulted in a material impact on revenues or net income for the quarter.

3) In late 1993, the Company and some of its subsidiaries offered an early retirement option to more than 200 eligible employees, which was accepted by 177 of them in January 1994. The effective retirement date was February 1, 1994. In January 1994, the Company recorded a $7.9 million after tax charge, or $.09 per share, based on preliminary estimates of the "special termination benefit" portion of the costs associated with the option. The Company recognized "curtailment" expenses related to this option in the fourth quarter of 1993, which lowered net earnings by $3.4 million, or $.04 per share.

4) Progress Credit Corporation ("PCC"), the Company's finance subsidiary, is continuing its planned orderly withdrawal from the commercial leasing and lending industry. Leases and loans generally are placed on non-accrual status when management believes the collectibility of interest or principal is unlikely. There were no assets on non-accrual status as of December 31, 1993. In February 1994, one loan for $25 million which is collateralized by real estate in Van Nuys, California was placed on non-accrual status. The related lease payments have been temporarily reduced since buildings on the property were damaged in the recent Los Angeles earthquake. At this time, management believes the value of the collateral still exceeds the principal balance.

5) Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standard ("FAS") No. 112, "Employers' Accounting for Postemployment Benefits," and FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of these standards resulted in no material impact on the financial statements.

     The Financial Accounting Standards Board ("FASB") has issued Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." Based in part on the issuance of this interpretation, in the third quarter of 1993 the Securities and Exchange Commission ("SEC") staff announced it intended to require, beginning in 1994, that total estimated nuclear decommissioning costs be shown as a liability, and any items available for offset shown as assets in the financial statements.
     However, based in part on a recommendation by the electric utility industry, the SEC staff agreed to not enforce this position if the FASB placed the issue on its agenda for further study. Currently, the FASB is determining if the issue warrants further consideration. Florida Power currently has recorded the accumulated provisions for nuclear decommissioning costs as a contra asset on the balance sheet.

     Effective January 1, 1993, the Company adopted FAS No. 109, "Accounting for Income Taxes," which had the effect of increasing earnings in the first quarter of 1993 by $.8 million or $.01 per share.

6) INSURANCE COVERAGE - Florida Power is subject to retroactive premium assessments in connection with its nuclear liability insurance. In addition, Florida Power currently carries approximately $2.1 billion in nuclear property insurance provided through several different policies. One of these policies, which also is underwritten by Nuclear Electric Insurance, Ltd. ("NEIL"), provides $1.4 billion of excess coverage. Under this policy, Florida Power is subject to a retroactive premium assessment of up to $6.5 million for the first loss in any policy year in which losses exceed funds available to NEIL. In the event of multiple losses in any policy year, Florida Power's aggregate retroactive premium could total up to $13.9 million.

     Effective November 1993, the FPSC authorized Florida Power to self-insure its transmission and distribution lines against loss due to storm damage and other natural disasters. Florida Power is accruing $3 million annually to the storm damage reserve and may defer any losses in excess of the reserve.

     CONTAMINATED SITE CLEANUP - Florida Power and other subsidiaries of the Company have received notices from the United States Environmental Protection Agency ("EPA") that each is or could be a "potentially responsible party" under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Superfund Amendment and Reauthorization Act and may be liable, together with others, for the costs of cleaning up several contaminated sites identified by the EPA. In addition, Florida Power has been named as a defendant in one suit brought against four prior owners of a coal gasification plant site, seeking contributions pursuant to CERCLA and Florida law toward the cost of cleaning up that site and nearby property that may have become contaminated. The best estimates currently available to the Company indicate that its proportionate share of liability for cleaning up the sites range from $.7 million to $1.5 million, and it has reserved $1 million against these potential costs. Liability for such cleanup costs is technically joint and several. However, the Company presently has no reason to believe that it will ultimately have to pay a significantly disproportionate share of the cleanup costs of any of the sites. Although it does not currently contemplate a need to do so, Florida Power believes that it would have a sound basis for seeking recovery through the ratemaking process in the event it ultimately has to pay a significantly disproportionate share of the costs of cleaning up any contaminated site. It is recognized, however, that no such recovery would be assured.

     UNION CARBIDE LAWSUIT - Florida Power and Florida Power & Light Company ("FP&L") are co-defendants in an antitrust action brought by Union Carbide Corporation, a customer of FP&L, seeking injunctive relief and damages. The suit challenges a long-standing territorial agreement between the two unaffiliated, neighboring utilities, notwithstanding the defendants' contention that the agreement was clearly authorized by state law and approved by the FPSC. Florida Power believes that the state action exemption from the antitrust laws is applicable to the agreement and its consequent refusal to provide electricity to Union Carbide Corporation. Management believes it has a strong defense and intends to vigorously defend against this action.

7) In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of the Company for the interim periods presented. However, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the Company's Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

The Company's earnings per share for the three month period ended March 31, 1994, were $.40 cents compared to $.39 cents for the same period in 1993. Florida Power, the Company's largest operating unit, reported earnings in both periods of $.36 per share, as higher first quarter 1994 earnings due to an increase in electricity sales and retail rates were largely offset by recording costs for an early retirement option (See Note 3 of the Notes to the Financial Statements). Diversified earnings increased to $.04 per share, compared to $.02 per share for the same period last year, largely due to improved results of the Company's coal mining and transportation unit due to a June 1993 acquisition and a favorable state tax adjustment. In the first quarter 1993, the Company recorded a one-time favorable $.01 per share effect related to the implementation of FAS No. 109, "Accounting for Income Taxes." (See Note 5 of the Notes to the Financial Statements).

Utility

Florida Power's operating revenues were $76.5 million higher for the three month period ended March 31, 1994, compared to the same period in 1993. Increased retail kilowatt hour sales due to colder than normal temperatures and the continued impact of a phased-in rate increase were the primary factors contributing to the increase. Energy conservation revenues increased $10.1 million compared to the same period last year, but are offset by recoverable energy conservation program costs, as discussed below.

Fuel and purchased power costs were $10.8 million higher for the quarter ended March 31, 1994 compared to the same period in 1993 due primarily to higher purchased power costs resulting from the increase in system requirements. The Company recovers substantially all of its fuel and purchased power costs through a FPSC ordered fuel adjustment clause, thereby eliminating any impact on net income.

Other operation and maintenance expenses for the three months ended March 31, 1994, were $20.8 million higher than the same period last year. The increase was due primarily to estimated costs associated with the early retirement option of approximately $13 million which lowered Florida Power's earnings by $7.9 million (see Note 3 of the Notes to the Financial Statements) and
increased recoverable energy conservation program costs.   Similar to the
recovery of fuel costs mentioned above, the Company recovers substantially all of its energy conservation program costs, thereby eliminating any impact on net income.

In 1993, Florida Power filed a new depreciation study with the FPSC. The filing includes the results of a site specific dismantlement study of Florida Power's fossil generating facilities. If the FPSC approves Florida Power's recommended change in depreciation rates, annual depreciation expense will decrease by approximately $9.7 million beginning in January 1995.

In April 1994, FERC approved Florida Power's 1994 settlement agreement which provides for rates designed to increase revenues by approximately $9.8 million. Without taking any specific action, FERC's letter accepting the settlement states that acceptance of the settlement does not preclude FERC from ordering refunds at a later date with respect to Florida Power's prior recovery of cogeneration purchased power costs through the fuel adjustment clause. (See
Note 2 of the Notes to the Financial Statements and Part II, Item 1, paragraph 2, herein).

The Nuclear Regulatory Commission's ("NRC") most recent Systematic Assessment of License Performance ("SALP") report was issued in April 1994. This current SALP report grades performance in four categories, a change from previous SALP reports that divided the evaluation into seven categories. The current ratings of Florida Power's nuclear plant, which cover the period from August 1992 to February 1994, are as follows:

          Plant performance        2 or "good"
          Plant operation          2 or "good"
          Engineering support      1 or "superior" (the highest rating)
          Plant support            1 or "superior"

Florida Power's nuclear plant and most other nuclear plants in the United States have installed a fire retardant material named Thermolag as a fire barrier around electrical conduit and cables. Following tests by the NRC, it has been determined that Thermolag does not provide the full fire protection originally claimed by the manufacturer.

Florida Power is conducting a detailed study of the plant to evaluate the actual fire risk and to determine what actions will be necessary. In addition, Florida Power is working with the Nuclear Energy Institute, a nuclear industry trade group, and is in communication with the NRC regarding this matter.

Florida Power believes that the most costly option for addressing this problem would be to remove and replace all Thermolag at its nuclear plant at an estimated cost of $42 million. However, Florida Power believes that there are far more effective and less expensive options available, such as rerouting cables and/or installing additional fire detection and suppression equipment. Florida Power does not expect to have to replace all of the Thermolag at its nuclear plant. At this time, Florida Power has not completed its analysis of the feasibility and cost of the various alternatives.

The Company reported in its Form 10-K for the year ended December 31, 1993 ("1993 Form 10-K") that the Florida legislature was considering a bill that, in general, would certify the retail electric service areas served by Florida's electric utilities. In late March 1994, the bill was defeated at the committee level. Consequently, the Company expects that competition for electric service areas in the state will continue.

FPSC Commissioner Luis Lauredo has announced his plans to resign from the five-member FPSC in May 1994.

Diversified Operations

Diversified revenues and gross margins increased $59.5 million and $4.3 million, respectively, for the three months ended March 31, 1994 compared to the same period last year due primarily to a June 1993 acquisition by Electric Fuels, the Company's coal mining and transportation subsidiary. Earnings also were higher during the quarter due to a $1.2 million state tax adjustment that lowered costs in 1994.


LIQUIDITY AND CAPITAL RESOURCES

Florida Power budgeted $344 million, excluding allowance for funds used during construction, for its 1994 construction program. Florida Power spent $56.8 million for its construction program during the first three months of 1994 compared to $77.6 million for the same period in 1993. The decrease was due primarily to large first quarter 1993 expenditures related to 364 MW of new peaking generation capability completed in November 1993 and the new 40 MW cogeneration unit located at the University of Florida completed in January 1994.

The Company contributed $7.5 million in equity capital to Florida Power in March 1994 from the proceeds of the sale of common stock through its dividend reinvestment and stock purchase plan. Florida Power used these funds to repay commercial paper.

In late 1993, the Company filed a shelf registration for 4.5 million common shares. On April 21, 1994, the Company announced plans to issue up to 3,795,000 new shares of common stock under this shelf registration. Subject to market conditions, an underwritten public offering is expected to be concluded in May 1994.


                            PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

1.   FERC Docket No. ER93-299.

     See prior discussion of this matter in the 1993 Form 10-K, Part I, Item 3, paragraph 1. On March 30, 1994, FERC approved the unopposed settlement in this case, terminating this docket except for the filing of compliance data related to the refund of rates collected in excess of the settlement rates.

2.   FERC Docket No. ER94-961-000.

     See prior discussion of this matter in the 1993 Form 10-K, Part I, Item 3, paragraph 2. On April 8, 1994, FERC accepted Florida Power's settlement agreement allowing the settlement rates to become effective as of March 2, 1994. Under the settlement agreement, customers waived their rights to refunds associated with Florida Power's prior recovery of certain cogeneration purchased power costs through Florida Power's fuel adjustment clause. Without taking any specific action, FERC's letter accepting the settlement states that its acceptance of this provision of the settlement does not preclude FERC from ordering refunds at a later date. Florida Power does not believe that FERC has the authority to force a customer to accept refunds in violation of the settlement agreement waiver on the part of the customers. In a related matter, FERC has ordered Florida Power to provide explanation and support, on or before May 9, 1994, as to how certain fuel adjustment clause fossil fuel costs will be imputed if actual cogeneration fossil fuel costs are not available.

3. Florida Gas Transmission Company v. Florida Public Service Commission, Florida Supreme Court, Case No. 82,171.

     See prior discussion of this matter in the 1993 Form 10-K, Part I, Item 3, paragraph 3. In July 1992, the FPSC issued a certificate of need to SunShine Pipeline Partners for an intrastate natural gas pipeline from northwest Florida to central Florida. Florida Gas Transmission Company appealed this decision to the Florida Supreme Court in August of 1993, claiming that (i) the statute under which the certificate was granted is unconstitutionally vague in its delegation of authority to the FPSC, and
     (ii) the FPSC's order failed to address matters the FPSC is statutorily bound to consider. Florida Power intervened in defense of the FPSC. On April 21, 1994, the Florida Supreme Court issued its opinion denying the appeal on both counts. Petitions for rehearing, if any, must be filed on or before May 6, 1994.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on April 21, 1994. There were 89,324,902 shares of common stock entitled to vote. The following matters were voted upon at the meeting:

     (a)  Elections of Directors.
                                                    Votes          Votes
                                                     For          Withheld
                                                    -----         --------
     Class I - Term Expiring in 1997

          Michael P. Graney                       77,829,453     1,839,938
          Richard Korpan                          77,285,425     2,383,966
          Joan D. Ruffier                         77,843,828     1,825,564
          Robert T. Stuart, Jr.                   77,883,707     1,785,684

     (b) Shareholder proposal requesting the Company to (i) develop and commercialize conservation and renewable energy programs to meet customer demand for electricity, and send a report on such programs to shareholders annually, and (ii) immediately cease operation of the nuclear power plant at Crystal River, Florida, unless and until the dangers associated with its nuclear operations are resolved.

     Voting results:     For the proposal:         4,706,216
                         Against the proposal:    59,190,646
                         Abstentions:              2,239,937
                         Broker Non-Votes:        13,532,591


Item 6.  Exhibits and Reports on Form 8-K

       (a)   Exhibits:

               None.

       (b)     Reports on Form 8-K:

               During the first quarter of 1994 the Company filed the following reports on Form 8-K:

                    Form 8-K dated January 17, 1994, reporting under Item 5 "Other Events" various press releases and related Investor Information reports, which disclose certain workforce reductions and the Company's 1993 earnings.


               In addition, the Company filed the following report on Form 8-K subsequent to the first quarter of 1994:

                    Form 8-K dated April 21, 1994, reporting under Item 5 "Other Events" the Company's and Florida Power's first quarter 1994 earnings and the Company's plans to issue up to 3,795,000 new shares of common stock.
                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FLORIDA PROGRESS CORPORATION


Date:  May 6, 1994                      /s/ John Scardino, Jr.
                                        ----------------------------
                                        John Scardino, Jr.
                                        Vice President and Controller





Date:  May 6, 1994                      /s/ David R. Kuzma
                                        ----------------------------
                                        David R. Kuzma
                                        Vice President and Treasurer