Form 10-Q
period 1994-09-30
FLORIDA PROGRESS CORP; FLORIDA POWER CORP
filed 1994-11-14
CIK 357261, 37637

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1994

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to  _______

                 Exact name of Registrant as specified in       I.R.S. Employer
  Commission     its charter, state of incorporation, address   Identification
   File No.      of principal executive offices, telephone          Number
 ------------    --------------------------------------------   ---------------

   1-8349            FLORIDA PROGRESS CORPORATION                  59-2147112
                     A Florida Corporation
                     One Progress Plaza
                     St. Petersburg, Florida 33701
                     Telephone (813) 824-6400

   1-3274            FLORIDA POWER CORPORATION                     59-0247770
                     A Florida Corporation
                     3201 34th Street South
                     St. Petersburg, Florida 33711
                     Telephone (813) 866-5151

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Description of        Shares Outstanding
         Registrant                    Class            at September 30, 1994
         ----------                --------------        ------------------

Florida Progress Corporation      Common Stock,
                                  without par value            94,155,769

Florida Power Corporation         Common Stock,
                                  without par value      100 (all of which were
                                                         held, beneficially and
                                                         of record by Florida
                                                         Progress Corporation)

This combined Form 10-Q represents separate filings by Florida Progress Corporation and Florida Power Corporation. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power makes no representations as to the information relating to Florida Progress' diversified operations.

                          PART I.  FINANCIAL INFORMATION

Part I.  Financial Statements

                           FLORIDA PROGRESS CORPORATION
                         CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Income
(In millions, except per share amounts)
                                        Three Months Ended   Nine Months Ended
                                           September 30,      September 30,
                                          1994     1993       1994      1993
                                         -------  -------   --------  --------
                                             (Unaudited)        (Unaudited)
REVENUES:
  Electric utility                        $586.5   $609.0   $1,587.0  $1,477.9
  Diversified                              158.5    159.9      468.8     337.6
                                         -------- --------  --------- ---------
                                           745.0    768.9    2,055.8   1,815.5
EXPENSES:                                -------- --------  --------- ---------
  Electric utility:
    Fuel used in generation                127.6    149.6      346.2     370.6
    Purchased power                         80.2     68.2      216.9     149.2
    Deferred fuel                           (0.3)     -        (19.7)    (26.9)
    Other operation                         99.1     99.0      307.5     275.2
                                         -------- --------  --------- ---------
    Operation                              306.6    316.8      850.9     768.1
    Maintenance                             27.5     29.2       90.9      95.6
    Depreciation                            65.5     61.0      194.9     177.8
    Taxes other than income taxes           43.2     44.4      124.2     116.7
                                         -------- --------  --------- ---------
                                           442.8    451.4    1,260.9   1,158.2
                                         -------- --------  --------- ---------
  Diversified:
    Cost of sales                          131.1    131.4      388.4     267.0
    Other                                   17.2     13.9       42.3      33.8
                                         -------- --------  --------- ---------
                                           148.3    145.3      430.7     300.8
                                         -------- --------  --------- ---------
INCOME FROM OPERATIONS                     153.9    172.2      364.2     356.5
                                         -------- --------  --------- ---------
INTEREST EXPENSE AND OTHER:
  Interest expense                          35.8     35.9      108.2     106.8
  Allowance for funds used during
    construction                            (2.8)    (4.3)      (8.3)    (12.9)
  Preferred dividend requirements of
    Florida Power                            2.6      3.2        7.6      10.3
  Other expense (income), net                6.0      0.2        7.6      (0.8)
                                         -------- --------  --------- ---------
                                            41.6     35.0      115.1     103.4
                                         -------- --------  --------- ---------
INCOME BEFORE INCOME TAXES                 112.3    137.2      249.1     253.1

  Income Taxes                              37.2     55.2       85.3      94.5
                                         -------- --------  --------- ---------
INCOME BEFORE CHANGE IN ACCOUNTING          75.1     82.0      163.8     158.6
Cumulative effect of income tax
  accounting change                          -        -         -          0.8
                                         -------- --------  --------- ---------
NET INCOME                                 $75.1    $82.0     $163.8    $159.4
                                         ======== ========  ========  ========
AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING                               93.9     88.6       91.6      88.1
                                         ======== ========  ========  ========
EARNINGS PER AVERAGE COMMON SHARE:
  Income before change in accounting       $0.80    $0.93      $1.79     $1.80
  Cumulative effect of income tax
    accounting change                        -        -         -         0.01
                                         -------- --------  --------- ---------
                                           $0.80    $0.93      $1.79     $1.81
                                         ======== ========  ========  ========

DIVIDENDS PER COMMON SHARE                $0.495   $0.485     $1.485    $1.455
                                         ======== ========  ========  ========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)
                                                    September 30, December 31,
                                                         1994         1993
                                                      -----------  -----------
ASSETS                                                (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held for         $5,503.7     $5,320.3
    future use
  Less - Accumulated depreciation                         1,950.4      1,846.2
         Accumulated decommissioning for nuclear plant      129.1        118.3
         Accumulated dismantlement for fossil plants         86.4         68.5
                                                        ----------   ----------
                                                          3,337.8      3,287.3
  Construction work in progress                             242.1        285.7
  Nuclear fuel, net of amortization of $316.3
    in 1994 and $299.9 in 1993                               59.3         68.4
                                                        ----------   ----------
        Net electric utility plant                        3,639.2      3,641.4
  Other property, net of depreciation of $155.2
    in 1994 and $141.0 in 1993                              404.2        391.6
                                                        ----------   ----------
                                                          4,043.4      4,033.0
                                                        ----------   ----------
CURRENT ASSETS:
  Cash and equivalents                                        8.3          9.1
  Accounts receivable, net                                  283.2        242.7
  Current portion of leases and loans receivable             23.5         31.3
  Inventories, primarily at average cost:
    Fuel                                                     68.5         79.5
    Utility materials and supplies                          115.8        112.2
    Diversified materials                                    51.4         35.8
  Underrecovery of fuel cost                                 31.8          7.1
  Other                                                      29.8         41.8
                                                        ----------   ----------
                                                            612.3        559.5
                                                        ----------   ----------
OTHER ASSETS:
  Investments:
    Leases and loans receivable, net                        459.3        485.4
    Marketable securities                                   156.1        129.3
    Joint ventures and partnerships                          79.5         88.4
    Nuclear plant decommissioning fund                      120.9        107.7
  Deferred insurance policy acquisition costs                93.3         81.5
  Other                                                     161.0        154.0
                                                        ----------   ----------
                                                          1,070.1      1,046.3
                                                        ----------   ----------
                                                         $5,725.8     $5,638.8
                                                        ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)

                                                     September 30, December 31,
                                                         1994         1993
                                                      -----------  -----------
CAPITAL AND LIABILITIES                               (Unaudited)

COMMON STOCK EQUITY:
  Common stock                                           $1,137.6     $1,008.3
  Retained earnings                                         835.7        812.2
                                                        ----------   ----------
                                                          1,973.3      1,820.5
CUMULATIVE PREFERRED STOCK OF FLORIDA POWER:
    Without sinking funds                                   113.5        113.5
    With sinking funds                                       35.0         35.0

LONG-TERM DEBT                                            1,867.9      1,866.6
                                                        ----------   ----------
TOTAL CAPITAL                                             3,989.7      3,835.6
                                                        ----------   ----------
CURRENT LIABILITIES:
  Accounts payable                                          126.7        149.4
  Customers' deposits                                        75.4         71.5
  Income taxes currently payable                             45.3         42.3
  Accrued other taxes                                        59.2         11.0
  Accrued interest                                           43.0         45.2
  Other                                                      70.5         66.4
                                                        ----------   ----------
                                                            420.1        385.8
  Notes payable                                              23.0        125.0
  Current portion of long-term debt
    and preferred stock                                      56.3         76.6
                                                         ----------  ----------
                                                            499.4        587.4
                                                         ----------  ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                     722.9        756.3
  Unamortized investment tax credits                        112.4        119.6
  Insurance policy benefit reserves                         217.0        186.5
  Other                                                     184.4        153.4
                                                         ----------  ----------
                                                          1,236.7      1,215.8
                                                         ----------  ----------
                                                         $5,725.8     $5,638.8
                                                         ==========  ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA  PROGRESS  CORPORATION
Consolidated Statements of Cash Flows
(In millions)
                                                          Nine Months Ended
                                                            September 30,
                                                         1994         1993
                                                      -----------  -----------
                                                             (Unaudited)
OPERATING ACTIVITIES:
  Income before change in accounting                       $163.8       $158.6
  Adjustments for noncash items:
    Depreciation and amortization                           237.3        220.9
    Deferred income taxes and
     investment tax credits, net                            (40.6)       (15.1)
    Increase in accrued other postretirement benefit
     costs                                                   17.6         13.6
    Net change in deferred insurance policy
     acquisition costs                                      (11.7)       (10.1)
    Net change in deferred insurance policy benefits
     reserves                                                30.5         21.2
    Changes in working capital, net of effects
     from acquisition or sale of businesses:
        Accounts receivable                                 (40.5)       (51.3)
        Inventories                                          (1.8)        29.3
        Underrecovery of fuel costs                         (24.7)       (25.3)
        Accounts payable                                    (22.7)        (8.5)
        Income taxes currently payable                        3.0         23.2
        Accrued other taxes                                  48.3         46.2
        Other                                                 9.1         10.7
    Other operating activities                               28.5        (11.1)
                                                         ----------  ----------
                                                            396.1        402.3
                                                         ----------  ----------
INVESTING ACTIVITIES:
  Property additions (including allowance for
    borrowed funds used during construction)               (245.9)      (295.5)
  Proceeds from sale of properties and businesses            14.3         26.3
  Purchase of leases, loans and securities                  (69.0)      (105.1)
  Proceeds from sale or collection of
    leases, loans, and securities                            67.7         83.3
  Acquisition of businesses                                 (17.1)       (79.1)
  (Investments in) or distributions from joint
    ventures and partnerships, net                           (4.7)         0.1
  Other investing activities                                 (8.2)       (10.8)
                                                         ----------  ----------
                                                           (262.9)      (380.8)
                                                         ----------  ----------
FINANCING ACTIVITIES:
  Issuance of long-term debt                                100.4        287.1
  Repayment of long-term debt                               (54.6)      (417.3)
  Increase (decrease) in commercial paper with
    long term support                                       (68.6)       178.1
  Redemption of preferred stock                               -          (45.2)
  Sale of common stock                                      128.4         45.4
  Dividends paid on common stock                           (137.0)      (128.3)
  Increase (decrease) in short-term debt                   (102.0)        61.8
  Other financing activities                                 (0.6)        (0.9)
                                                         ----------  ----------
                                                           (134.0)       (19.3)
                                                         ----------  ----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS              (0.8)         2.2
   Beginning cash and equivalents                             9.1          8.1
                                                         ----------  ----------
ENDING CASH AND EQUIVALENTS                                  $8.3        $10.3
                                                         ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                     $110.5       $108.7
  Income taxes (net of refunds)                            $122.9       $ 86.4

The accompanying notes are an integral part of these financial statements.

                             FLORIDA POWER CORPORATION
                               FINANCIAL STATEMENTS

FLORIDA POWER CORPORATION
Statements of Income
(In millions)                           Three Months Ended   Nine Months Ended
                                           September 30,      September 30,
                                          1994     1993       1994      1993
                                         -------  -------   --------  --------
                                             (Unaudited)        (Unaudited)
OPERATING REVENUES:
  Residential                             $336.6   $346.0     $876.9    $796.8
  Commercial                               133.4    136.8      358.6     341.2
  Industrial                                44.5     43.1      128.2     120.9
  Sales for resale                          38.7     37.0       96.2      87.4
  Other                                     33.3     46.1      127.1     131.6
                                         -------- --------  --------- ---------
                                           586.5    609.0    1,587.0   1,477.9
OPERATING EXPENSES:                      -------- --------  --------- ---------
 Operation:
    Fuel used in generation                127.6    149.6      346.2     370.6
    Purchased power                         80.2     68.2      216.9     149.2
    Deferred fuel                           (0.3)     -        (19.7)    (26.9)
    Other operations                        99.1     99.0      307.5     275.2
                                         -------- --------  --------- ---------
                                           306.6    316.8      850.9     768.1
                                         -------- --------  --------- ---------
 Maintenance                                27.5     29.2       90.9      95.6
 Depreciation                               65.5     61.0      194.9     177.8
 Taxes other than income taxes              43.2     44.4      124.2     116.7
 Income taxes:
  Currently payable                         49.0     62.6      102.6      98.4
  Deferred, net                             (5.6)    (9.7)      (8.1)     (2.9)
  Investment tax credits, net               (2.2)    (2.1)      (6.4)     (6.2)
                                         -------- --------  --------- ---------
    Total income taxes                      41.2     50.8       88.1      89.3
                                         -------- --------  --------- ---------
                                           484.0    502.2    1,349.0   1,247.5
                                         -------- --------  --------- ---------
OPERATING INCOME                           102.5    106.8      238.0     230.4
                                         -------- --------  --------- ---------
OTHER INCOME AND DEDUCTIONS:
 Allowance for equity funds used
    during construction                      1.5      2.4        4.6       7.2
 Miscellaneous other expense, net           (6.4)    (0.1)      (7.9)     (1.1)
                                         -------- --------  --------- ---------
                                            (4.9)     2.3       (3.3)      6.1
                                         -------- --------  --------- ---------
INTEREST CHARGES
 Interest on long-term debt                 24.2     23.3       72.4      68.6
 Other interest expense                      2.7      3.0        9.6      11.2
                                         -------- --------  --------- ---------
                                            26.9     26.3       82.0      79.8
                                         -------- --------  --------- ---------
 Allowance for borrowed funds used
    during construction                     (1.3)    (1.9)      (3.7)     (5.7)
                                         -------- --------  --------- ---------
                                            25.6     24.4       78.3      74.1
                                         -------- --------  --------- ---------
NET INCOME                                  72.0     84.7      156.4     162.4

DIVIDENDS ON PREFERRED STOCK                 2.6      3.2        7.6      10.3
                                         -------- --------  --------- ---------
NET INCOME AFTER DIVIDENDS
  ON PREFERRED STOCK                       $69.4    $81.5     $148.8    $152.1
                                         ======== ========  ========= =========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                     September 30, December 31,
                                                         1994         1993
                                                      -----------  -----------
ASSETS                                                (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held for         $5,503.7     $5,320.3
    future use
  Less - Accumulated depreciation                         1,950.4      1,846.2
         Accumulated decommissioning for nuclear plant      129.1        118.3
         Accumulated dismantlement for fossil plants         86.4         68.5
                                                        ----------   ----------
                                                          3,337.8      3,287.3
  Construction work in progress                             242.1        285.7
  Nuclear fuel, net of amortization of $316.3
    in 1994 and $299.9 in 1993                               59.3         68.4
                                                        ----------   ----------
                                                          3,639.2      3,641.4

  Other property, net                                        24.0         27.7
                                                        ----------   ----------
                                                          3,663.2      3,669.1
                                                        ----------   ----------
CURRENT ASSETS:
  Cash and equivalents                                        1.5          -
  Accounts receivable, less reserve of $3.0
    in 1994 and $2.4 in 1993                                204.8        168.2
  Inventories at average cost:
    Fuel                                                     52.4         58.9
    Materials and supplies                                  115.8        112.2
  Underrecovery of fuel cost                                 31.8          7.1
  Deferred income taxes                                      18.5         29.2
  Other                                                       4.2          5.8
                                                        ----------   ----------
                                                            429.0        381.4
                                                        ----------   ----------
OTHER ASSETS:
  Nuclear plant decommissioning fund                        120.9        107.7
  Unamortized debt expense, being amortized
    over term of debt                                        30.2         31.6
  Other                                                      71.0         69.7
                                                        ----------   ----------
                                                            222.1        209.0
                                                        ----------   ----------
                                                         $4,314.3     $4,259.5
                                                        ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                     September 30, December 31,
                                                         1994         1993
                                                      -----------  -----------
CAPITAL AND LIABILITIES                               (Unaudited)

COMMON STOCK EQUITY:
  Common stock                                             $927.6       $812.9
  Retained earnings                                         728.2        709.5
                                                        ----------   ----------
                                                          1,655.8      1,522.4
CUMULATIVE PREFERRED STOCK:
    Without sinking funds                                   113.5        113.5
    With sinking funds                                       35.0         35.0

LONG-TERM DEBT                                            1,379.9      1,398.6
                                                        ----------   ----------
TOTAL CAPITAL                                             3,184.2      3,069.5
                                                        ----------   ----------
CURRENT LIABILITIES:
  Accounts payable                                           72.5        106.2
  Accounts payable to associated companies                   19.2         17.1
  Customers' deposits                                        75.4         71.5
  Income taxes currently payable                             32.1         24.6
  Accrued other taxes                                        54.7          8.4
  Accrued interest                                           34.6         33.2
  Other                                                      42.4         34.2
                                                        ----------   ----------
                                                            330.9        295.2
  Notes payable                                              23.0        125.0
  Current portion of long-term debt
    and cumulative preferred stock                           44.6         45.9
                                                        ----------   ----------
                                                            398.5        466.1
                                                        ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                     460.4        472.7
  Unamortized investment tax credits                        111.4        117.8
  Other                                                     159.8        133.4
                                                        ----------   ----------
                                                            731.6        723.9
                                                        ----------   ----------
                                                         $4,314.3     $4,259.5
                                                        ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Cash Flows
(In millions)
                                                          Nine Months Ended
                                                            September 30,
                                                         1994         1993
                                                      -----------  -----------
                                                             (Unaudited)
OPERATING ACTIVITIES:
 Net income after dividends on preferred stock             $148.8       $152.1
  Adjustments for noncash items:
   Depreciation and amortization                            219.0        203.3
   Deferred income taxes and
    investment tax credits, net                             (14.5)        (9.8)
   Allowance for equity funds used during construction       (4.6)        (7.2)
   Increase in accrued other postretirement benefit
    costs                                                    16.6         12.6
   Changes in working capital:
        Accounts receivable                                 (36.6)       (52.4)
        Inventories                                           2.9         15.7
        Underrecovery of fuel costs                         (24.7)       (25.3)
        Accounts payable                                    (33.7)        (0.9)
        Accounts payable to associated companies              2.1         (2.5)
        Income taxes currently payable                        7.5         40.8
        Accrued other taxes                                  46.2         44.3
        Other                                                15.1         10.8
    Other operating activities                               20.9        (10.4)
                                                        ----------   ----------
                                                            365.0        371.1
                                                        ----------   ----------
INVESTING ACTIVITIES:
  Construction expenditures                                (215.8)      (268.1)
  Allowance for borrowed funds used during construction      (3.7)        (5.7)
  Additions to nonutility property                           (2.3)        (6.5)
  Acquisition of electric distribution system                  -         (53.9)
  Proceeds from sale of properties                            6.0          4.2
  Other investing activities                                 (9.7)       (13.8)
                                                        ----------   ----------
                                                           (225.5)      (343.8)
                                                        ----------   ----------
FINANCING ACTIVITIES:
  Issuance of long-term debt                                  -          286.3
  Repayment of long-term debt                               (20.6)      (356.6)
  Increase in commercial paper with
    long term support                                         -          104.0
  Redemption of preferred stock                               -          (45.2)
  Dividends paid on common stock                           (130.1)      (121.7)
  Equity contributions from parent                          114.7         45.0
  Increase (decrease) in short-term debt                   (102.0)        62.5
                                                        ----------   ----------
                                                           (138.0)       (25.7)
                                                        ----------   ----------
NET INCREASE IN CASH AND EQUIVALENTS                          1.5          1.6
   Beginning cash and equivalents                             -            -
                                                        ----------   ----------
ENDING CASH AND EQUIVALENTS                                  $1.5         $1.6
                                                        ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                      $74.9        $57.6
  Income taxes (net of refunds)                             $94.7        $69.9

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
NOTES TO FINANCIAL STATEMENTS


1) In September 1992, the Florida Public Service Commission ("FPSC") granted Florida Power Corporation ("Florida Power"), the largest subsidiary of Florida Progress Corporation ("Florida Progress"), an annual revenue increase of $85.8 million, which was phased in from November 1992 through November 1993. As a result of this action, for the three and nine months ended September 30, 1994, revenues increased by $5.3 million and $16.8 million, and earnings increased by $3.2 million and $10.3 million, respectively, compared to the same periods last year.

     The new rates provide Florida Power the opportunity to earn a regulatory return on equity ("ROE") of 12% with an allowed range between 11% and 13%. In June 1994, the FPSC ordered that Florida Power's regulatory ROE for 1994 be restricted to a maximum of 12.5% based on current market conditions. Florida Power's regulatory ROE has ranged from 12% to 12.3% during 1994. According to the order, the restriction will be removed after 1994 and the allowed range for the regulatory ROE will revert to between 11% and 13% for 1995 and the following years. Florida Power does not expect the limit to have a material impact on its earnings or financial position.

2) On September 9, 1994, Florida Power announced it's subsidiaries were withdrawing as equity partners in the SunShine Pipeline project.
     Florida Power recorded an after-tax charge of $3.9 million related to the write-off of its cumulative investments in the SunShine Pipeline.

3) In late 1993, Florida Progress offered an early retirement option to eligible employees, with an effective retirement date of February 1, 1994. In 1994, Florida Progress recorded an after tax charge of $9.5 million that was related to the special termination benefit portion of the costs associated with the option.

     In October 1994, Florida Power announced further cost reductions that will result in eliminating approximately 300 positions by the end of 1994. In September 1994, Florida Power recognized after tax charges of $3 million related to separation costs and $1.4 million related to curtailment costs associated with post-employment benefits. Florida Power expects to record an after-tax curtailment gain of approximately $2.5 million in the fourth quarter of 1994 related to pension costs. This gain is recognizable upon the affected employees' termination.

4)   CONTINGENCIES

     INSURANCE COVERAGE - The Price-Anderson Act currently limits the liability of an owner of a nuclear power plant for a single nuclear incident to $8.8 billion. Florida Power has purchased the maximum available commercial nuclear liability insurance of $200 million with the balance provided by indemnity agreements prescribed by the Nuclear Regulatory Commission ("NRC"). In the event of a nuclear incident at any United States nuclear power plant, Florida Power could be assessed up to $79.3 million per incident, with a maximum assessment of $10 million per year. Florida Power has never been assessed for a nuclear incident under these indemnity agreements. In addition to this liability insurance, Florida Power carries extra expense insurance with Nuclear Electric Insurance, Ltd. ("NEIL") to cover the cost of replacement power during any prolonged outage of the nuclear unit. Under this policy, Florida Power is subject to a retroactive premium assessment of up to $2.6 million in any year in which policy losses exceed accumulated premiums and investment income. In addition, Florida Power currently carries approximately $2.1 billion in nuclear property insurance provided through several different policies. One of these policies, which also is underwritten by NEIL, provides $1.4 billion of excess coverage. Under this policy, Florida Power is subject to a retroactive premium assessment of up to $6.4 million for the first loss in any policy year in which losses exceed funds available to NEIL. In the event of multiple losses in any policy year, Florida Power's aggregate retroactive premium could total up to $13.8 million.

     Effective November 1993, the FPSC authorized Florida Power to self-insure its transmission and distribution lines against loss due to storm damage and other natural disasters. On June 21, 1994, the FPSC authorized Florida Power to increase the annual accrual for the storm damage reserve from $3 million to $6 million effective January 1, 1994, and defer any losses in excess of the reserve.

     CONTAMINATED SITE CLEANUP - Florida Power and other subsidiaries of Florida Progress have received notices from the United States Environmental Protection Agency ("EPA") that it is or could be a "potentially responsible party" under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Superfund Amendment and Reauthorization Act and may be liable, together with others, for the costs of cleaning up several contaminated sites identified by the EPA. In addition, Florida Power has been named as a defendant in one suit brought against four prior owners of a coal gasification plant site, seeking contributions pursuant to CERCLA and Florida law toward the cost of cleaning up that site and nearby property that may have become contaminated. The best estimates currently available to Florida Progress indicate that its proportionate share of liability for cleaning up the sites range from $.7 million to $1.5 million, and it has a current reserve of $1.4 million against these potential costs. Liability for such cleanup costs is joint and several. However, Florida Progress presently has no reason to believe that it will ultimately have to pay a significantly disproportionate share of the cleanup costs of any of the sites. Although it does not currently contemplate a need to do so, Florida Power believes that it would have a sound basis for seeking recovery through the ratemaking process in the event it ultimately has to pay a significantly disproportionate share of the costs of cleaning up any contaminated site. It is recognized, however, that no such recovery would be assured.

     PRAXAIR LAWSUIT - Florida Power and the Florida Power & Light Company ("FP&L") are co-defendants in an antitrust action brought by Praxair, Inc., a customer of FP&L, seeking injunctive relief and damages. The suit challenges a long-standing territorial agreement between the two unaffiliated, neighboring utilities, notwithstanding the defendants' contention that the agreement was clearly authorized by state law and approved by the FPSC. Florida Power believes that the state action exemption from the antitrust laws is applicable to the agreement and Florida Power's consequent refusal to provide electricity to Praxair, Inc.

     Management believes it has a strong defense and intends to vigorously defend against this action.

     NON-UTILITY GENERATORS - Florida Power has long-term contracts to purchase approximately 1100 megawatts ("MW") of firm power and as-available energy from non-utility generators ("NUGs"). In response to a dispute over the price paid for purchases under the contracts, two NUGs have filed suit against Florida Power in state court and a third NUG amended its complaint in a pending lawsuit regarding a backup fuel dispute with Florida Power. Florida Power has filed petitions with the FPSC seeking to resolve these issues.

     In October 1994, Florida Power placed into effect a generation curtailment plan, which was implemented pursuant to Florida Power's NUG contracts. During periods of low demand when curtailment becomes necessary and is implemented, Florida Power avoids having to cycle off certain of its own baseload units. Although Florida Power filed a petition with the FPSC seeking approval of this plan, approval was not required prior to implementation.

     The FPSC has not ruled on these petitions. The liability associated with these NUG issues is currently not material, but could become material over a period of time. See "Operating Results-Florida Power-Non-Utility Generators" under Part I, Item 2 herein.

5) In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Florida Progress and Florida Power for the interim periods presented. However, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the Florida Progress Form 10-K for the year ended December 31, 1993 (the "1993 Progress Form 10-K") and the Florida Power Form 10-K for the year ended December 31, 1993 (the "1993 Power Form 10-K").


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

Florida Progress' earnings per share for the three and nine months ended September 30, 1994, were $.80 and $1.79 per share, respectively, which represents a reduction of $.13 and $.02 compared to the same periods last year. This decrease resulted from lower earnings in both periods from Florida Power, Florida Progress' largest operating unit, which realized both quarterly and year-to-date earnings per share declines of $.18 and $.11, respectively. This was partially offset by improved results of Florida Progress' diversified operations, which increased earnings per share over 1993 by $.05 and $.10 per share, respectively, for the three and nine-month periods.

Florida Power - Operating Revenues

Florida Power's operating revenues were $22.5 million lower and $109.1 million higher, respectively, for the three and nine-month periods ended September 30, 1994, compared to the same periods in 1993. The decrease in revenues for the three-month period was due primarily to lower energy sales resulting from frequent afternoon thunderstorms which resulted in lower than normal temperatures during the third quarter. Increased energy sales and the continued impact of a phased-in retail rate increase contributed to the increase in revenues for the nine-month period. (See Note 1 to the Financial Statements with respect to the retail rate increase.)

Florida Power - Operating Expenses

Fuel and purchased power costs were $10 million lower and $43.3 million higher for the three and nine months ended September 30, 1994, respectively, compared to the same periods in 1993. Lower fuel costs for the quarter, due primarily to reduced system requirements, were partially offset by increased capacity payments to NUGs. These higher capacity payments and increased costs from higher system requirements contributed to the increase in fuel and purchased power expense for the nine-month period. Florida Power recovers substantially all of its fuel and purchased power costs through a FPSC ordered fuel adjustment clause, thereby eliminating any material impact on net income.

Other operation and maintenance expenses were $1.6 million lower and $27.6 million higher for the three and nine months ended September 30, 1994, respectively, compared to the same periods last year. For the three-month period ended September 30, 1994, costs associated with the recently announced work force reductions were more than offset by lower operating costs. The costs for the work force reductions and the early retirement program offered in late 1993, and higher recoverable energy conservation program costs, contributed to the increase for the nine-month period. Similar to the recovery of fuel costs mentioned above, Florida Power recovers substantially all of its energy conservation program costs, thereby eliminating any material impact on net income. (See Note 3 to the Financial Statements with respect to the early retirement program and work force reductions.)

Florida Power - Other Operating Results

In October 1994, Florida Power presented a proposed settlement agreement for its 1995 wholesale rate case to its wholesale customers requesting an annual revenue increase of approximately $14.2 million. The increase is necessary, primarily to recover the cost of increased purchased power expenses associated with additional purchases from NUGs. Prefiling settlement discussions are expected to begin in early November 1994. Florida Power plans to file this rate increase with the Federal Energy Regulatory Commission ("FERC") on December 15, 1994, and expects the new rates to be effective in January 1995.

On October 4, 1994, the FPSC approved Florida Power's depreciation study. The depreciation rate changes will become effective January 1, 1995, and are not expected to have a significant impact on 1995 annual depreciation expense.

During Florida Power's most recent retail rate case, Florida Power agreed to file a demand-side management ("DSM") incentive proposal and a revenue decoupling proposal. Florida Power filed both proposals in April 1993. See prior discussion in Item 1 under the headings "Business-Utility Operations-Florida Power-Rate Matters" and "Business-Rate Matters" in the
1993 Progress and Power Form 10-K, respectively. On October 3, 1994, the FPSC voted against adopting DSM incentives and in favor of revenue decoupling. Florida Power believes the DSM incentives on selected DSM programs would have encouraged the development and use of such DSM programs since both rate payers and shareholders would have benefited. However, the FPSC vote against adopting DSM incentives is not expected to have a material effect on earnings.

The FPSC accepted Florida Power's revenue decoupling proposal and directed the FPSC staff to recommend specific implementation proposals for a final FPSC vote in November 1994. There are still certain technical implementation aspects of the FPSC staff's proposal to be resolved. Revenue decoupling is a non-traditional approach to rate making that eliminates the direct link between energy sales and base revenues. The Florida Power proposal calls for establishing a three-year test period for revenue decoupling of residential revenues only, which is about 60% of Florida Power's base revenues. The test will employ a revenue per customer methodology ("RPC"). The RPC would reduce month-to-month earnings volatility caused by weather, making earnings more predictable. Florida Power does not expect revenue decoupling to have a material effect on annual earnings. The three-year test period is expected to begin in January 1995.

As previously reported in Item 1 under the headings "Business-Utility Operations-Transmission And Distribution" and "Business-Transmission And Distribution" in the 1993 Progress and Power Form 10-K, respectively, Florida Power has been pursuing a plan to construct a 500 kilovolt ("KV") transmission line that would run through northwest Hillsborough County and connect the Lake Tarpon substation in Pinellas County to the Kathleen substation in Polk County (the "LTK Line"). On October 25, 1994, Florida Power announced that it was seeking a reassessment from the FPSC of the need for the project. Florida Power believes there are now more cost-effective solutions to help alleviate the system reliability concerns that initially justified this project. If the LTK Line is cancelled, Florida Power will seek authorization from the FPSC to account for the associated costs as a regulatory asset and to amortize the costs over a five-year period. If approved by the FPSC, the unrecovered costs of this regulatory asset would be included as part of rate base, the periodic amortization would be included in the cost of service, and both would be used in the determination of Florida Power's regulated ROE. To date, Florida Power has incurred, or has committed to incur, costs of approximately $22 million, including $5 million of allowance for funds used during construction ("AFUDC"), on the LTK Line. Actual recovery will depend on FPSC actions, but Florida Power believes that all costs were prudently incurred and should be eligible for inclusion in cost of service.

On September 9, 1994, Florida Power announced that it's subsidiaries were withdrawing as equity partners in the SunShine Pipeline project. See Note 2 to the Financial Statements herein.

Florida Power - Non-Utility Generators

Florida Power has long-term contracts to purchase approximately 1100 MW of firm power and as-available energy from NUGs. See "Non-Utility Generators" in Note 4 to the Financial Statements herein and prior discussion in Note 11 in the 1993 Progress Form 10-K and Note 10 in the 1993 Power Form 10-K.

In 1994, Florida Power developed a model simulating the operation of a coal-fired avoided unit ("avoided unit"). This is the type of unit which Florida Power's purchased power contracts use as the avoided unit for pricing purposes. The model shows that during certain periods the avoided unit would not operate because other Florida Power generation and purchase options would provide lower cost power. During such periods, Florida Power's contracts provide that Florida Power pay an as-available price rather than a firm energy price, which is in many instances significantly lower than the firm energy price. Florida Power began making payments on the basis of this model in August 1994. On an annual basis, paying an as-available energy price during periods when the avoided unit would not operate is expected to result in lowered payments to NUGs of approximately $15 million. Following the implementation of this pricing mechanism, two NUGs filed suit against Florida Power and a third amended its complaint in a pending lawsuit regarding a backup fuel dispute to include a count regarding the pricing model. Florida Power believes that the FPSC has jurisdiction over both the avoided unit model dispute and the backup fuel dispute. Accordingly, Florida Power filed petitions with the FPSC seeking to resolve these issues. The FPSC has not yet ruled on these petitions.

Under certain circumstances, the rules of the FPSC and Florida Power's contracts with its NUGs provide that Florida Power shall be relieved of its obligation to purchase electricity. Such circumstances arise when purchases from a NUG would impair Florida Power's ability to give adequate service to its customers, result in costs greater than those which Florida Power would incur if it did not make such purchases, or otherwise place an undue burden on Florida Power. By October 1994, Florida Power had obtained approximately 350 MW of voluntary daily curtailment arrangements from its NUGs in anticipation that Florida Power might need to invoke this provision under conditions when available energy on Florida Power's system exceeds the demands of its customers. These voluntary curtailments were not sufficient to alleviate all instances when electricity generated and purchased exceeds demand. Effective October 14, 1994, Florida Power placed into effect a generation curtailment plan, which was implemented pursuant to Florida Power's NUG contracts and the FPSC rules. During periods of low demand when curtailment becomes necessary and is implemented, Florida Power avoids having to cycle off certain of its own baseload units. These baseload units are not designed to be cycled; therefore, Florida Power avoids operating in an inefficient and potentially unreliable manner that would otherwise increase Florida Power's operating and maintenance costs. NUGs are paid a capacity payment but not an energy payment when curtailed. On an annual basis, Florida Power expects that its energy payments will be approximately $1 million to $2 million less with the curtailment plan. Although Florida Power filed a petition with the FPSC seeking approval of this plan, approval was not required prior to implementation. The FPSC has not ruled on this petition.

Florida Progress - Diversified Operations

Florida Progress' diversified revenues were about even for the quarter and $131.2 million higher for the nine months ended September 30, 1994 compared to the same periods in 1993. The increase for the nine-month period was caused primarily by a June 1993 acquisition by Electric Fuels, Florida Progress' coal mining and transportation subsidiary. Gross margins remained fairly constant for the quarter and increased $9.8 million for the nine-month period compared to the same periods in 1993. Improved marine operations, the acquisition noted above, and increased coal sales were the primary factors contributing to the positive results.

Florida Progress - Consolidated

During the third quarter ended September 30, 1993, a one percent increase in the federal corporate income tax rate became effective and was applied retroactive to January 1, 1993. The increase in the tax rate reduced
Florida Progress' consolidated earnings related to the first six months of 1993 by $4.5 million. In third quarter 1993, this change in tax rate reduced diversified earnings by $3.4 million, primarily due to a one-time deferred tax adjustment, and reduced Florida Power earnings by $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Florida Power budgeted $344 million, excluding AFUDC, for its 1994 construction program, of which $224 million was spent during the first nine months of the year. These expenditures were financed primarily with funds from operations and equity contributions from Florida Progress.

In 1992, the FPSC granted Florida Power a certificate of need to build two gas-fired combined cycle generating units, each with a winter rating of 235 MW. In September 1994, Florida Power completed the purchase of approximately 8,100 acres of mined-out phosphate land for the new power plant site. The site is located in Polk County, Florida, approximately 50 miles east of Tampa. The first unit is planned to come on line in 1998, with the second unit to follow in 1999, at a combined cost of approximately $356 million. In connection with this project, substantial amounts of environmental expenditures are included in this combined cost forecast. Florida Power expects to spend about $11 million in the next two years to cover environmental costs of site development, permitting and compliance. At September 30, 1994, actual expenditures for this site totaled $34 million, of which $7 million was environmental related.

In August 1994, Progress Rail Services Corporation, a subsidiary of Electric Fuels Corporation, signed a letter of intent to acquire all of the outstanding capital stock of FM Industries, Inc. ("FMI"), a manufacturer and reconditioner of railcar hydraulic cushioning units. FMI is based in Fort Worth, Texas, and has 325 employees. Completion of the proposed transaction is subject to negotiation of a definitive agreement and receipt of necessary governmental approvals.

In September 1994, Florida Progress contributed $7.5 million to Florida Power from the sale of common stock through its dividend reinvestment and stock purchase plan. These funds were used to repay commercial paper and for general corporate purposes.

Florida Power's ratio of earnings to fixed charges was 3.73 at September 30, 1994. (See Exhibit 12 filed herewith.)


                             PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

1. Kim S. McDowell and Talesa C. Lloyd v. Florida Power Corporation, United States District Court for the Middle District of Florida, Tampa Division, Case No. 91-1858-CIV-T-23B.

     See prior discussion of this matter in the 1993 Progress and Power Form 10-K, Part I, Item 3, paragraph 5 and the Progress and Power Form 10-Q for the quarter ended June 30, 1994, Part II, Item 1, paragraph 3. On June 8, 1994, the Court set this matter for trial during the week of December 5, 1994. The time frame within which the plaintiffs could have amended their complaint to add class action allegations has expired. Consequently, the case is proceeding with only the two named plaintiffs. Florida Power believes that its exposure in this matter will not be material even if Florida Power is unsuccessful in defending against these individual claimants. Accordingly, this matter is now considered terminated for reporting purposes.

2. Orlando Cogen (1), Inc. and Orlando Power Generation I Inc., as general partners of and on behalf of Orlando CoGen Limited, L.P. v. Florida Power Corporation, U.S. District Court, Middle District of Florida, Orlando Division, Case No. 94-303-CIV-ORL-22.

     Petition for Resolution of a Cogeneration Contract Dispute with Orlando CoGen Limited, L.P. by Florida Power Corporation, Florida Public Service Commission, Docket No. 940357-EQ.

     In 1993, Florida Power notified Orlando CoGen Limited, L.P. ("OCL"), a limited partnership selling electricity to Florida Power, that OCL was in default of its purchased power contract with Florida Power by failing to install and maintain backup fuel at its cogeneration facility. On March 10, 1994, the general partners of OCL - Orlando CoGen (1), Inc., a subsidiary of Air Products and Chemicals, Inc. ("Air Products"), and Orlando Power Generation I Inc., a subsidiary of UtilCo Group ("UtilCo") - filed suit against Florida Power as general partners of and on behalf of OCL. As amended, the suit now seeks unspecified damages under Federal and state antitrust laws and an order directing Florida Power to pay the capacity payment under the contract. The suit also includes a breach of contract count based on Florida Power's reliance on the pricing mechanism specified in the contract, which allows Florida Power to pay an as-available energy price rather than a higher firm energy price when the avoided unit upon which the contract price is based would not have been operated.

     Florida Power filed an answer to the complaint and antitrust claims, and a counterclaim against the partnership, Air Products, and UtilCo, alleging that OCL never intended to maintain an uninterrupted fuel supply, and therefore fraudulently induced Florida Power to execute a purchased power contract.

     On April 7, 1994, Florida Power filed a complaint with the FPSC requesting the FPSC to enter an order interpreting the contract between OCL and Florida Power to require OCL to provide a backup fuel supply for its cogeneration facility. OCL has filed a motion to dismiss the FPSC case on the grounds that the FPSC lacks jurisdiction to interpret this cogeneration contract. A FPSC ruling on its jurisdiction is expected by the end of 1994. For additional discussion of this matter, see "Non-Utility Generators" in Note 4 to the Financial Statements and "Operating Results - Florida Power - Non-Utility Generators" under Part I, Item 2 herein.

3. Pasco Cogen, Ltd. v. Florida Power Corporation, Florida Circuit Court, Sixth Judicial Circuit for Pasco County, Case No. 94-5331-CA-DIV-Y.

     On October 14, 1994, Florida Power received service of a complaint brought by Pasco Cogen, Ltd. ("Pasco"), a Florida limited partnership. Under a purchase power contract, Pasco sells electricity to Florida Power from Pasco's natural gas-fired cogeneration facility located in Pasco County, Florida. The dispute involves Florida Power's reliance on the pricing mechanism specified in Pasco's contract, which allows Florida Power to pay an as-available energy price rather than a higher firm energy price when the avoided unit upon which the contract price is based would not have been operated. Pasco seeks a declaratory judgment that it is entitled to higher payments for energy delivered to Florida Power and a mandatory injunction requiring Florida Power to pay higher energy payments, based on Pasco's allegation that the avoided unit would have operated more often than Florida Power's model indicates. Pasco also seeks unspecified damages for Florida Power's alleged breach of the Pasco contract and violations of Florida antitrust law. Florida Power filed its answer to this lawsuit on November 2, 1994. For additional discussion of this matter, see "Non-Utility Generators" in Note 4 to the Financial Statements and "Operating Results - Florida Power - Non-Utility Generators" under
     Part I, Item 2 herein.

4. NCP Lake Power, Inc. v. Florida Power Corporation, Florida Circuit Court, Fifth Judicial Circuit for Lake County, Case No. 94-2354 CA-01.

     On October 21, 1994, Florida Power received service of a complaint brought by NCP Lake Power, Inc. ("Lake"), a general partner of Lake Cogen Ltd, a Florida limited partnership. Under a purchase power contract, Lake sells electricity to Florida Power from Lake's natural gas-fired cogeneration facility located in Lake County, Florida. The dispute involves Florida Power's reliance on the pricing mechanism specified in Lake's contract price which allows Florida Power to pay an as-available price rather than a higher firm energy price when the avoided unit upon which the contract price is based would not have been operated.

     Lake seeks unspecified damages for Florida Power's alleged breach of the Lake contract, and a declaratory judgment that it is entitled to higher payments for energy delivered to Florida Power. Florida Power filed its answer to this lawsuit on November 10, 1994. For additional discussion of this matter, see "Non-Utility Generators" in Note 4 to the Financial Statements and "Operating Results - Florida Power - Non-Utility Generators" under Part I, Item 2 herein.

5. In re: Petition of Florida Power Corporation for a Declaratory Statement regarding the application of Rule 25-17-22.020, F.A.C., to certain negotiated contracts for the purchase of firm capacity and energy, Florida Public Service Commission, Docket No. 940771-EQ.

     On July 21, 1994, Florida Power filed the above-referenced petition seeking a FPSC declaration that Florida Power's reliance on the pricing mechanism specified in 11 of its purchase power contracts is consistent with FPSC regulations. The mechanism in question allows Florida Power to pay an as-available energy price rather than a higher firm energy price when the avoided unit upon which the contract prices are based would not have been operated. Various NUGs have intervened for the purpose of moving to dismiss this petition, arguing that this is a contract dispute over which the FPSC lacks jurisdiction. No FPSC action has occurred to date. For additional discussion of this matter, see "Non-Utility Generators" in Note 4 to the Financial Statements and "Operating Results - Florida Power - Non-Utility Generators" under Part I, Item 2 herein.

6. In re: Petition of Florida Power Corporation for determination that its plan for curtailing purchases from Qualifying Facilities in minimum load conditions is consistent with Rule 25-17.086, F.A.C., Florida Public Service Commission, Docket No. 941101-EQ.

     As a result of various factors, Florida Power has begun to experience a condition where the total energy on its system may exceed the demand of its customers during minimum load periods on certain days, usually during the mild-weather period from mid-October through May. On October 14, 1994, Florida Power placed into effect a generation curtailment plan, and filed the above-referenced petition with the FPSC to seek a determination that the curtailment plan is consistent with FPSC rules. The FPSC has not yet set a schedule for this proceeding. For additional discussion of this matter, see "Non-Utility Generators" in Note 4 to the Financial Statements and "Operating Results - Florida Power - Non-Utility Generators" under
     Part I, Item 2 herein.

7. Praxair, Inc. v. Florida Power & Light Company ("FP&L") and Florida Power Corporation, U.S. District Court for the Middle District of Florida, Tampa Division, Civil Action No. 88-1672-CIV-T-13C.

     See prior discussion of this matter in the 1993 Progress and Power Form 10-K, Part I, Item 3, paragraph 4. Initial briefs have been filed in the U.S. Court of Appeals for the 11th Circuit by all the parties in this case, as well as the FPSC and the Attorney General of Florida as amicus curiae in support of the positions of Florida Power and FP&L. The case has not yet been set for oral argument. For additional discussion of this matter, see "Praxair Lawsuit" in Note 4 to the Financial Statements herein.

Item 5.  Other

1)   Union Contract

     Florida Power's contract with the International Brotherhood of Electrical Workers ("IBEW") was to have expired on December 31, 1994. On October 3, 1994, Florida Power and the IBEW decided not to give notice to terminate the present contract. The contract will automatically renew for 12
     months, or until a new agreement is reached if earlier.   Florida Power
     and the IBEW are currently negotiating a new contract.

2)   Progress Credit Corporation

     Progress Credit Corporation ("PCC"), Florida Progress' finance subsidiary, is continuing its planned orderly withdrawal from the commercial leasing and lending industry. Leases and loans generally are placed on non-accrual status when management believes the receipt of interest or principal is unlikely. Florida Progress previously reported in its Form 10-Q for the quarter ended March 31, 1994, that PCC had one loan for $25 million on non-accrual status. In October 1994, the deferred loan interest payments were made and, therefore, PCC has removed the loan from non-accrual status.

3)   New FPSC Commissioner

     In August 1994, the Governor of Florida appointed Joe Garcia, a Miami, Florida lawyer, to the FPSC. Mr. Garcia replaced Luis J. Lauredo who resigned from the FPSC in April 1994.

4)   Limited Partnership Investment

     Florida Progress announced on November 1, 1994, that it had agreed to invest $5 million as limited partner in Tampa Bay Sports Investors, Ltd., a Florida limited partnership to be formed to acquire a Major League Baseball franchise for the Tampa Bay area. A corporation controlled by Vincent J. Naimoli, a director of Florida Progress, would be the managing general partner of the partnership and Mr. Naimoli himself would be a limited partner.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit Number                     Description

               12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges for Florida Power.

               27.(a)              Florida Progress Financial Data Schedule

               27.(b)              Florida Power Financial Data Schedule

     (b)  Reports on Form 8-K:

          During the third quarter 1994, Florida Progress and Florida Power filed the following report on Form 8-K:

               Form 8-K dated July 21, 1994, reporting under Item 5
               "Other Events" Florida Progress' and Florida Power's second quarter 1994 earnings.

          In addition, Florida Progress and Florida Power filed the following report on Form 8-K subsequent to the third quarter 1994:

               Form 8-K dated October 20, 1994, reporting under Item 5 "Other Events" Florida Progress' and Florida Power's third quarter 1994 earnings.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FLORIDA PROGRESS CORPORATION

                                        FLORIDA POWER CORPORATION


Date: November 14, 1994                  /s/ John Scardino, Jr.
                                        -------------------------
                                        John Scardino, Jr.
                                        Vice President and Controller




Date: November 14, 1994                  /s/ David R. Kuzma
                                        -------------------------
                                        David R. Kuzma
                                        Vice President and Treasurer

                               Exhibit Index



Exhibit Number                     Description
- --------------      -------------------------------------------

     12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges for Florida
                    Power.

     27.(a)         Florida Progress Financial Data Schedule

     27.(b)         Florida Power Financial Data Schedule