Form 10-Q
period 1995-03-31
FLORIDA PROGRESS CORP; FLORIDA POWER CORP
filed 1995-05-11
CIK 357261, 37637

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Description of        Shares Outstanding
         Registrant                    Class              at March 31, 1995
         ----------                --------------        ------------------

Florida Progress Corporation      Common Stock,
                                  without par value            95,525,472

Florida Power Corporation         Common Stock,
                                  without par value      100 (all of which were
                                                         held, beneficially and
                                                         of record, by Florida
                                                         Progress Corporation)

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

ITEM 1.  FINANCIAL STATEMENTS

                           FLORIDA PROGRESS CORPORATION
                         CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Income
(In millions, except per share amounts)
                                                             Three Months Ended
                                                                  March 31,
                                                               1995      1994
                                                             --------  --------
                                                                 (Unaudited)
REVENUES:
  Electric utility                                             $515.9    $483.5
  Diversified                                                   187.3     155.7
                                                             --------- ---------
                                                                703.2     639.2
EXPENSES:                                                    --------- ---------
  Electric utility:
    Fuel used in generation                                      78.6      90.7
    Purchased power                                             103.3      56.3
    Deferred fuel                                                 7.4      15.2
    Other operation                                              87.4     108.1
                                                             --------- ---------
    Operation                                                   276.7     270.3
    Maintenance                                                  33.0      30.2
    Depreciation                                                 70.7      64.5
    Taxes other than income taxes                                42.9      40.2
                                                             --------- ---------
                                                                423.3     405.2
                                                             --------- ---------
  Diversified:
    Cost of sales                                               152.9     129.3
    Other                                                        16.7      13.4
                                                             --------- ---------
                                                                169.6     142.7
                                                             --------- ---------
INCOME FROM OPERATIONS                                          110.3      91.3
                                                             --------- ---------
INTEREST EXPENSE AND OTHER:
  Interest expense                                               36.6      36.2
  Allowance for funds used during
    construction                                                 (2.2)     (2.6)
  Preferred dividend requirements of
    Florida Power                                                 2.5       2.5
  Other expense (income), net                                     0.8       0.6
                                                             --------- ---------
                                                                 37.7      36.7
                                                             --------- ---------
INCOME BEFORE INCOME TAXES                                       72.6      54.6

  Income Taxes                                                   26.0      18.1
                                                             --------- ---------
NET INCOME                                                      $46.6     $36.5
                                                             ========= =========
AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING                                                    95.3      90.1
                                                             ========= =========

EARNINGS PER AVERAGE COMMON SHARE                               $0.49     $0.41
                                                             ========= =========

DIVIDENDS PER COMMON SHARE                                      $0.505    $0.495
                                                             ========= =========
The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)

                                                        March 31,   December 31,
                                                          1995         1994
                                                       -----------  -----------
ASSETS                                                 (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held
    for future use                                        $5,690.7     $5,603.4
  Less - Accumulated depreciation                          2,042.4      1,981.6
         Accumulated decommissioning for nuclear plant       141.3        135.2
         Accumulated dismantlement for fossil plants          91.9         92.4
                                                         ----------   ----------
                                                           3,415.1      3,394.2
  Construction work in progress                              190.7        222.1
  Nuclear fuel, net of amortization of $329.3
    in 1995 and $322.8 in 1994                                45.6         52.9
                                                         ----------   ----------
        Net electric utility property                      3,651.4      3,669.2
  Other property, net of depreciation of $169.9
    in 1995 and $163.5 in 1994                               425.6        420.9
                                                         ----------   ----------
                                                           4,077.0      4,090.1
                                                         ----------   ----------
CURRENT ASSETS:
  Cash and equivalents                                        21.9         14.4
  Accounts receivable, net                                   250.5        262.2
  Current portion of leases and loans receivable              15.2         15.3
  Inventories at average cost:
    Fuel                                                      82.1         75.2
    Materials and supplies                                   108.9        110.4
    Diversified materials                                     68.7         68.1
  Underrecovery of fuel cost                                   -            1.8
  Deferred income taxes                                       32.6         28.8
  Other                                                       13.3         12.2
                                                         ----------   ----------
                                                             593.2        588.4
                                                         ----------   ----------
OTHER ASSETS:
  Investments:
    Leases and loans receivable, net                         426.8        438.0
    Marketable securities                                    149.7        148.3
    Nuclear plant decommissioning fund                       131.7        123.6
    Joint ventures and partnerships                           74.8         74.5
  Deferred insurance policy acquisition costs                 97.2         91.9
  Other                                                      156.5        163.9
                                                         ----------   ----------
                                                           1,036.7      1,040.2
                                                         ----------   ----------
                                                          $5,706.9     $5,718.7
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)

                                                        March 31,   December 31,
                                                          1995         1994
                                                       -----------  -----------
CAPITAL AND LIABILITIES                                (Unaudited)

COMMON STOCK EQUITY:
  Common stock                                            $1,158.8     $1,148.1
  Retained earnings                                          841.4        842.9
  Unrealized loss on securities available for sale            (4.3)        (6.6)
                                                         ----------   ----------
                                                           1,995.9      1,984.4
CUMULATIVE PREFERRED STOCK OF FLORIDA POWER:
    Without sinking funds                                    113.5        113.5
    With sinking funds                                        30.0         30.0

LONG-TERM DEBT                                             1,842.2      1,859.6
                                                         ----------   ----------
TOTAL CAPITAL                                              3,981.6      3,987.5
                                                         ----------   ----------
CURRENT LIABILITIES:
  Accounts payable                                           146.0        147.1
  Customers' deposits                                         77.3         76.9
  Income taxes payable                                        44.5         12.7
  Accrued other taxes                                         30.0         14.8
  Accrued interest                                            46.8         47.3
  Overrecovery of fuel cost                                    2.9          -
  Other                                                       62.1         69.3
                                                         ----------   ----------
                                                             409.6        368.1
  Notes payable                                                -           55.3
  Current portion of long-term debt                           46.8         52.9
                                                         ----------   ----------
                                                             456.4        476.3
                                                         ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                      741.1        744.1
  Unamortized investment tax credits                         107.9        110.0
  Insurance policy benefit reserves                          233.3        222.5
  Other postretirement benefit costs                          72.1         67.8
  Other                                                      114.5        110.5
                                                         ----------   ----------
                                                           1,268.9      1,254.9
                                                         ----------   ----------
                                                          $5,706.9     $5,718.7
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Cash Flows
(In millions)
                                                           Three Months Ended
                                                                March 31,
                                                            1995        1994
                                                         ----------- -----------
                                                               (Unaudited)
OPERATING ACTIVITIES:
 Net income                                                   $46.6       $36.5
  Adjustments for noncash items:
   Depreciation and amortization                               86.7        81.5
   Deferred income taxes and investment
    tax credits, net                                          (13.0)      (17.8)
   Increase in accrued other postretirement
    benefit costs                                               4.3         5.4
   Net change in deferred insurance policy
    acquisition costs                                          (5.3)       (3.6)
   Net change in insurance policy
    benefit reserves                                           10.8         9.8
   Changes in working capital, net of effects
    from acquisition or sale of businesses:
        Accounts receivable                                    11.7        17.8
        Inventories                                            (7.3)      (10.2)
        Overrecovery of fuel cost                               4.7         7.9
        Accounts payable                                       (1.2)      (38.1)
        Income taxes payable                                   32.3         1.1
        Accrued other taxes                                    15.0        15.9
        Other                                                  (8.3)        2.2
    Other operating activities                                  8.9        22.5
                                                           ---------   ---------
                                                              185.9       130.9
                                                           ---------   ---------
INVESTING ACTIVITIES:
  Property additions (including allowance for
    borrowed funds used during construction)                  (72.7)      (62.6)
  Proceeds from sale of properties and businesses               3.6         4.4
  Purchase of leases, loans and securities                    (11.0)      (37.7)
  Proceeds from sale or collection of leases,
    loans and securities                                       23.6        31.7
  Investments in joint ventures and partnerships,
    net of distributions                                       (0.8)       (0.2)
  Other investing activities                                   (2.7)       (2.9)
                                                           ---------   ---------
                                                              (60.0)      (67.3)
                                                           ---------   ---------
FINANCING ACTIVITIES:
  Issuance of long-term debt                                     -         99.3
  Repayment of long-term debt                                 (10.0)      (14.7)
  Decrease in commercial paper with
    long-term support                                         (14.4)      (71.7)
  Sale of common stock                                          9.4        13.2
  Dividends paid on common stock                              (48.1)      (44.3)
  Decrease in short-term debt                                 (55.3)      (39.0)
  Other financing activities                                     -         (0.7)
                                                           ---------   ---------
                                                             (118.4)      (57.9)
                                                           ---------   ---------
NET INCREASE IN CASH AND EQUIVALENTS                            7.5         5.7
   Beginning cash and equivalents                              14.4         9.1
                                                           ---------   ---------
ENDING CASH AND EQUIVALENTS                                   $21.9       $14.8
                                                           =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                        $35.4       $34.2
  Income taxes (net of refunds)                                $7.2       $34.6

The accompanying notes are an integral part of these financial statements.

                             FLORIDA POWER CORPORATION
                                FINANCIAL STATEMENTS


FLORIDA POWER CORPORATION
Statements of Income
(In millions)                                                Three Months Ended
                                                                  March 31,
                                                               1995      1994
                                                             --------  --------
                                                                 (Unaudited)
OPERATING REVENUES:
    Residential                                                $283.7    $267.5
    Commercial                                                  109.4     102.5
    Industrial                                                   43.1      39.7
    Sales for resale                                             26.0      30.9
    Other                                                        53.7      42.9
                                                             --------- ---------
                                                                515.9     483.5
                                                             --------- ---------
OPERATING EXPENSES:
 Operation:
    Fuel used in generation                                      78.6      90.7
    Purchased power                                             103.3      56.3
    Deferred fuel                                                 7.4      15.2
    Other                                                        87.4     108.1
                                                             --------- ---------
                                                                276.7     270.3
                                                             --------- ---------
 Maintenance                                                     33.0      30.2
 Depreciation                                                    70.7      64.5
 Taxes other than income taxes                                   42.9      40.2
 Income taxes:
    Currently payable                                            33.3      33.5
    Deferred, net                                                (7.2)    (13.2)
    Investment tax credits, net                                  (2.1)     (2.1)
                                                             --------- ---------
                                                                 24.0      18.2
                                                             --------- ---------
                                                                447.3     423.4
                                                             --------- ---------
OPERATING INCOME                                                 68.6      60.1
                                                             --------- ---------
OTHER INCOME AND DEDUCTIONS:
 Allowance for equity funds used
    during construction                                           1.2       1.5
 Miscellaneous other expense, net                                (0.5)     (0.8)
                                                             --------- ---------
                                                                  0.7       0.7
                                                             --------- ---------
INTEREST CHARGES
 Interest on long-term debt                                      24.2      23.9
 Other interest expense                                           2.8       3.7
                                                             --------- ---------
                                                                 27.0      27.6
 Allowance for borrowed funds used
    during construction                                          (1.0)     (1.1)
                                                             --------- ---------
                                                                 26.0      26.5
                                                             --------- ---------
NET INCOME                                                       43.3      34.3
DIVIDENDS ON PREFERRED STOCK                                      2.5       2.5
                                                             --------- ---------
NET INCOME AFTER DIVIDENDS
  ON PREFERRED STOCK                                            $40.8     $31.8
                                                             ========= =========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                        March 31,   December 31,
                                                          1995         1994
                                                       -----------  -----------
ASSETS                                                 (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held
    for future use                                        $5,690.7     $5,603.4
  Less - Accumulated depreciation                          2,042.4      1,981.6
         Accumulated decommissioning for nuclear plant       141.3        135.2
         Accumulated dismantlement for fossil plants          91.9         92.4
                                                         ----------   ----------
                                                           3,415.1      3,394.2
  Construction work in progress                              190.7        222.1
  Nuclear fuel, net of amortization of $329.3
    in 1995 and $322.8 in 1994                                45.6         52.9
                                                         ----------   ----------
                                                           3,651.4      3,669.2

  Other property, net                                         22.5         24.2
                                                         ----------   ----------
                                                           3,673.9      3,693.4
                                                         ----------   ----------
CURRENT ASSETS:
  Cash and equivalents                                         3.0          -
  Accounts receivable, less reserve of $3.5
    in 1995 and $2.3 in 1994                                 157.5        167.3
  Inventories at average cost:
    Fuel                                                      56.3         52.6
    Materials and supplies                                   108.9        110.4
  Underrecovery of fuel cost                                   -            1.8
  Deferred income taxes                                       32.6         28.8
  Other                                                        5.3          5.8
                                                         ----------   ----------
                                                             363.6        366.7
                                                         ----------   ----------
OTHER ASSETS:
  Nuclear plant decommissioning fund                         131.7        123.6
  Unamortized debt expense, being amortized
    over term of debt                                         29.2         29.6
  Other                                                       67.0         71.2
                                                         ----------   ----------
                                                             227.9        224.4
                                                         ----------   ----------
                                                          $4,265.4     $4,284.5
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                        March 31,   December 31,
                                                          1995         1994
                                                       -----------  -----------
CAPITALIZATION AND LIABILITIES                         (Unaudited)

CAPITALIZATION:
  Common stock                                              $955.4       $942.9
  Retained earnings                                          721.0        724.5
                                                         ----------   ----------
                                                           1,676.4      1,667.4
CUMULATIVE PREFERRED STOCK:
    Without sinking funds                                    113.5        113.5
    With sinking funds                                        30.0         30.0

LONG-TERM DEBT                                             1,351.1      1,363.8
                                                         ----------   ----------
TOTAL CAPITAL                                              3,171.0      3,174.7
                                                         ----------   ----------
CURRENT LIABILITIES:
  Accounts payable                                            76.2         85.0
  Accounts payable to associated companies                    19.7         21.4
  Customers' deposits                                         77.3         76.9
  Income taxes payable                                        35.9          7.1
  Accrued other taxes                                         25.3         11.3
  Accrued interest                                            37.6         32.6
  Overrecovery of fuel cost                                    2.9          -
  Other                                                       30.4         36.2
                                                         ----------   ----------
                                                             305.3        270.5
  Notes payable                                                -           55.3
  Current portion of long-term debt                           35.4         35.4
                                                         ----------   ----------
                                                             340.7        361.2
                                                         ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                      487.1        488.0
  Unamortized investment tax credits                         107.2        109.3
  Other postretirement benefit costs                          69.5         65.4
  Other                                                       89.9         85.9
                                                         ----------   ----------
                                                             753.7        748.6
                                                         ----------   ----------
                                                          $4,265.4     $4,284.5
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Cash Flows
(In millions)
                                                           Three Months Ended
                                                                March 31,
                                                            1995        1994
                                                         ----------  ----------
                                                               (Unaudited)
OPERATING ACTIVITIES:
 Net income after dividends on preferred stock                $40.8       $31.8
  Adjustments for noncash items:
   Depreciation and amortization                               79.8        75.1
   Deferred income taxes and investment
    tax credits, net                                           (9.3)      (15.4)
   Increase in accrued other postretirement
    benefit costs                                               4.1         5.1
   Allowance for equity funds used during construction         (1.2)       (1.5)
   Changes in working capital:
        Accounts receivable                                     9.8        22.2
        Inventories                                            (2.2)       (5.8)
        Overrecovery of fuel cost                               4.7         7.9
        Accounts payable                                       (8.8)      (46.3)
        Accounts payable to associated companies               (1.7)        2.8
        Income taxes payable                                   28.8        14.4
        Accrued other taxes                                    14.0        15.5
        Other                                                   0.1         9.7
    Other operating activities                                  4.5        19.0
                                                           ---------   ---------
                                                              163.4       134.5
                                                           ---------   ---------
INVESTING ACTIVITIES:
  Construction expenditures                                   (59.2)      (56.8)
  Allowance for borrowed funds used during construction        (1.0)       (1.1)
  Additions to nonutility property                             (0.7)       (0.8)
  Proceeds from sale of properties                              3.4         2.0
  Other investing activities                                   (2.8)       (2.9)
                                                           ---------   ---------
                                                              (60.3)      (59.6)
                                                           ---------   ---------
FINANCING ACTIVITIES:
  Decrease in commercial paper with
    long-term support                                         (13.0)         -
  Dividends paid on common stock                              (44.3)      (42.0)
  Equity contributions from parent                             12.5         7.5
  Decrease in short-term debt                                 (55.3)      (40.4)
                                                           ---------   ---------
                                                             (100.1)      (74.9)
                                                           ---------   ---------
NET INCREASE IN CASH AND EQUIVALENTS                            3.0          -
   Beginning cash and equivalents                                -           -
                                                           ---------   ---------
ENDING CASH AND EQUIVALENTS                                    $3.0       $  -
                                                           =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                        $20.3       $21.2
  Income taxes (net of refunds)                                $4.3       $19.0

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
NOTES TO FINANCIAL STATEMENTS


1) In December 1994, Florida Progress Corporation ("Florida Progress") acquired FM Industries, Inc. ("FMI"), which was accounted for on a pooling
      of interests basis.   The March 31, 1994 data has been restated in the
      accompanying Florida Progress financial statements to reflect the
      inclusion of FMI.   The acquisition of FMI increased revenues by $10.6
      million and net income by $.7 million, or $.01 per share, for the three months ended March 31, 1994.

2) The Florida Public Service Commission ("FPSC") ordered Florida Power Corporation ("Florida Power") to conduct a three-year test of residential revenue decoupling, beginning in January 1995. For 1995, nonfuel revenues are determined by multiplying a revenue per customer amount by the total number of residential customers to determine a targeted revenue amount. Differences between target revenues and actual revenues are included as a current asset or current liability on the balance sheet and will be billed or refunded to residential customers over a 12-month period. Revenue decoupling did not have a material impact on Florida Power's first-quarter earnings.

      Beginning in 1995, Florida Power increased its annual provision for nuclear decommissioning to $18.7 million from $11.9 million recorded in 1994. This increase was based on a new study of future decommissioning costs, and is expected to be approved by the FPSC by the end of 1995. Florida Power did not seek an increase in rates to recover the higher costs. Based on the new study, Florida Power increased depreciation expense by $1.6 million for the quarter ended March 31, 1995, compared to the same period in 1994.

3) In March 1995, the Federal Energy Regulatory Commission ("FERC") accepted Florida Power's 1995 wholesale settlement agreement, which included all but one customer. This agreement will increase annual revenue by $8.6 million, effective January 1, 1995. The FERC also accepted the partial requirements rates for the remaining customer, subject to refund pending hearings which begin in July 1995. These rates will increase annual revenue about $.9 million, effective January 2, 1995. The effect of the new rates was to increase revenues and earnings by $1.6 million and $1 million, respectively, for the three-month period ended March 31, 1995.

4) In the first quarter of 1994, Florida Progress recognized an after-tax charge of $7.9 million, or $.09 per share, related to an early retirement option.

5) Effective January 1, 1995, Florida Progress adopted Financial Accounting Standard ("FAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by FAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." These standards require Florida Progress to compute present values for impaired loans when determining the allowance for credit losses. Upon implementation of this standard, approximately $72 million of loans receivable were impaired, and Florida Progress has assigned approximately $18 million of its total allowance for loan losses to these loans. Because Florida Progress' allowance for loan losses was adequate at January 1, 1995, there was no earnings impact as a result of implementing this standard.

      In March 1995, the Financial Accounting Standards Board issued FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." This statement requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement is effective for the Company in 1996. Florida Progress is currently assessing the impact, if any, of this statement.

6)    CONTINGENCIES

      THERMO-LAG FIRE BARRIER - Florida Power's nuclear plant uses a fire-retardant material called Thermo-Lag as a fire barrier around electrical conduits and cables. The United States Nuclear Regulatory Commission has indicated its intention to seek the removal or upgrade of this material because it does not provide the full fire protection originally claimed by the manufacturer. Although the most costly option of removing and replacing all of the Thermo-Lag would total about $40 million, management believes there are more effective options available that would cost less than $5 million. The resolution of this matter is subject to NRC review and approval. Until there is a permanent resolution, Florida Power has implemented surveillance procedures to continuously inspect the Thermo-Lag. Florida Power does not expect to have to replace all of the Thermo-Lag at its plant.

      INSURANCE - Florida Progress and its subsidiaries utilize various risk management techniques to protect assets from risk of loss, including the purchase of insurance. Risk avoidance, risk transfer and self-insurance techniques are utilized depending on Florida Progress' ability to assume risk, the relative cost and availability of methods for transferring risk to third parties, and the requirements of applicable regulatory bodies.

      Florida Power self-insures its transmission and distribution lines against loss due to storm damage and other natural disasters. Florida Power is accruing $6 million annually to a storm damage reserve and may defer any losses in excess of the reserve.

      Under the provisions of the Price Anderson Act, Florida Power, as an owner of a nuclear plant, can be assessed for a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. If total third-party claims relating to a single nuclear incident exceed $200 million (the amount of currently available commercial liability insurance), Florida Power could be assessed up to $79.3 million per incident, with a maximum assessment of $10 million per year.

      Florida Power is a member of Nuclear Electric Insurance, Ltd. ("NEIL"), an industry mutual insurer, which provides replacement power cost coverage in the event of a major accidental outage at a covered nuclear power plant. Florida Power is subject to a retroactive premium assessment under this policy in the event of adverse loss experience. Florida Power's present maximum share of any such retroactive assessment is $2.6 million per policy year.

      Florida Power also maintains nuclear property damage insurance and decontamination and decommissioning liability insurance totaling $2.1 billion. The first layer of $500 million is purchased in the commercial insurance market with the remaining excess coverage purchased from NEIL. Florida Power is self-insured for any losses that are in excess of this coverage. Under the terms of the NEIL policy agreements, Florida Power could be assessed up to $8.4 million in any policy year if a loss in excess of NEIL's available surplus is incurred. In the event of multiple losses in any policy year, Florida Power's retroactive premium could total up to $15.8 million.

      Florida Power has never been retroactively assessed under any of these nuclear indemnities or insurance policies.

      CONTAMINATED SITE CLEANUP - Florida Progress is subject to regulation with respect to the environmental effects of its operations. The disposal of company-generated hazardous waste can result in costs to clean up facilities found to be contaminated due to past disposal practices. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites.

      Florida Power and former subsidiaries of Florida Progress, whose properties were sold in prior years, are potentially responsible parties ("PRPs") at certain sites. In addition, Florida Power has been named in one lawsuit brought against four prior owners of a coal gasification plant site. Liability for the cleanup costs of these sites is joint and several. The cost of cleaning up one of the PRP sites has been determined in a settlement agreement with the United States Environmental Protection Agency, and Florida Progress expects that payment will bring this matter to a final conclusion. Based upon information currently available, Florida Progress has no reason to believe that its subsidiaries will be required to pay a significantly disproportionate share of the costs for cleanup of the remaining PRP sites. In addition to the sites where its subsidiaries have been named a PRP, Florida Progress affiliates are also responsible for additional environmental cleanup at other sites. The best estimates currently available to Florida Progress indicate that its consolidated proportionate share of liability for cleaning up all sites range from $1.3 million to $2 million, and it has reserved $1.8 million against these potential costs. It is possible that additional claims could be asserted relating to the coal gasification plant site that could increase Florida Progress' cleanup costs. Currently, no estimates of these additional costs, if any, are available.

      PRAXAIR LAWSUIT - Florida Power and Florida Power & Light Company ("FP&L"), are co-defendants in an antitrust action. Praxair (formerly a part of Union Carbide Corporation) is a customer of FP&L and is seeking injunctive relief and damages. The suit challenges a long-standing territorial agreement between the two unaffiliated, neighboring utilities, notwithstanding the defendants' contention that the agreement was clearly authorized by state law and approved by the FPSC. Florida Power believes that the state action exemption from the antitrust laws is applicable to the agreement and to Florida Power's consequent refusal to provide electricity to the customer. Management believes it has a strong defense and intends to vigorously defend against this action.

7) In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Florida Progress and Florida Power for the interim periods presented. Results for the first quarter are not necessarily indicative of results for the full year.
      It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the combined Form 10-K of Florida Progress and Florida Power for the year ended December 31, 1994 (the "1994 Form 10-K").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

Florida Progress' earnings per share for the three-month period ended March 31, 1995, were $.49 compared to $.41 for the same period in 1994. This increase resulted primarily from Florida Power, Florida Progress' largest operating unit, which reported earnings of $.43 per share compared to $.36 per share for the same period last year. Florida Power's 1994 first quarter earnings were reduced by $.09 per share because of costs recorded for an early retirement option.
(See Note 4 to the Financial Statements.) Diversified earnings per share were higher compared to the same period last year primarily due to increased earnings from marine and coal operations of Florida Progress' energy and transportation unit.

Florida Power - Operating Revenues

Florida Power's operating revenues were $32.4 million, or 6.7 percent, higher for the three-month period ended March 31, 1995, compared to the same period in 1994. Increased retail kilowatt-hour sales due to customer growth and a stronger economy were the primary factors contributing to the increase. Beginning in 1995, Florida Power was ordered by the FPSC to conduct a three-year test of residential revenue decoupling. Decoupling eliminates the direct link between kilowatt-hour sales and revenues. Under the plan, abnormal weather variances will no longer impact earnings with respect to residential revenues. Revenue decoupling did not have a material impact on Florida Power's revenues or net income for the three months ended March 31, 1995. (See Note 2 to the Financial Statements.)

Florida Power - Operating Expenses

Fuel and purchased power costs were $34.9 million, or 23.7 percent, higher for the quarter ended March 31, 1995, compared to the same period in 1994, due primarily to higher purchased power costs resulting from increased capacity payments and system requirements. Florida Power recovers substantially all of its fuel and purchased power costs through a FPSC ordered fuel adjustment clause, thereby eliminating any impact on net income.

Other operation and maintenance expenses for the three months ended March 31, 1995, were $17.9 million, or 12.9 percent, lower than the same period last year, due primarily to a $12.9 provision for early retirement costs recorded in the first quarter of 1994 and a $7.7 million reduction in recoverable energy conservation program costs in 1995. (See Note 4 to the Financial Statements.) Similar to the recovery of fuel costs mentioned above, Florida Power recovers substantially all of its energy conservation program costs, thereby eliminating any impact on net income.

Depreciation expense increased $6.2 million in the quarter ended March 31, 1995, compared to the same period last year, due primarily to Florida Power recording a higher provision for nuclear decommissioning in 1995 (see Note 2 to the Financial Statements), new depreciation related to the hardware and software of a recently installed customer service computer system, and the write-off of the Avon Park steam power plant that previously was in extended cold shut-down and recently was permanently removed from service.

Florida Power - Other Operating Results

On March 29, 1995, the FERC proposed new rules that will require the electric industry to provide open access to the nation's interstate transmission network. Each utility under FERC jurisdiction would be required to file a non-discriminatory open access transmission tariff, thereby making its transmission system available to all wholesale buyers and sellers of electric energy. Florida Power has already filed such a tariff with the FERC. If implemented, the new tariff as filed by Florida Power would not result in a significant change in Florida Power's revenues or earnings. In addition, under the proposed rules, some utilities would be given the opportunity to recover certain so called "stranded costs." However, the rules as presently drafted may not afford Florida Power that benefit. Florida Power is continuing to analyze the proposed FERC rules and the extent to which Florida Power may have standard investment, if any.

As noted under the heading "Utility Operations - Competition" in Item 1 of the 1994 Form 10-K, the Energy Policy Act of 1992 will result in increased competition for utilities serving cities, rural electric cooperatives and other customers that resell electricity. Although this competition has resulted in the loss of some existing wholesale sales, Florida Power intends to be a competitive wholesale supplier, and retain its share of profitable wholesale business.

In Florida, electric utilities have certain retail service territorial rights granted by the FPSC. In providing electric service, utilities have negotiated franchise agreements with local municipalities outlining the terms associated with the use of public rights-of-way. Traditionally, municipalities have signed 30-year franchise agreements with electric utilities. Increasing competition may affect new franchise agreements between utilities and municipalities. Also, some municipalities may consider operating their own electric utility systems. However, over the years, municipalities have seldom decided to purchase and operate their own systems because the economics generally have been unfavorable for the local residents. The last time a municipality purchased a system in Florida was in 1947. Florida Power currently has 110 franchise agreements, only two of which will expire before the year 2000. These two franchises represent slightly less than 5 percent of the utility's total revenues. The City of Clearwater, Florida is one of the two franchises and accounts for the majority of these revenues. Florida Power has begun negotiations with the City of Clearwater to renew its franchise which expires in 1996. Management expects to renew these two franchises.

Florida Progress Diversified Operations

Florida Progress' diversified revenues and gross margins increased $31.6 million and $8 million, respectively, for the three months ended March 31, 1995, compared to the same period last year, due primarily to increased demand and higher transportation rates from its marine operations. In addition, coal sales revenues and margins improved for the first quarter of 1995 compared to the prior year because sales in the prior year were negatively impacted by severe winter weather.

As noted under the heading "Operating Results - Progress Credit Corporation" in
Item 7 of the 1994 Form 10-K, Progress Credit Corporation, Florida Progress' real estate, lending and leasing subsidiary, was negotiating to restructure a $32.1 million aircraft lease with Continental Airlines. In April 1995, Progress Credit Corporation reached a tentative agreement with Continental Airlines, which would not have a material impact on earnings.

LIQUIDITY AND CAPITAL RESOURCES

Florida Power budgeted $330 million, excluding allowance for funds used during construction, for its 1995 construction program, of which $61.1 million was spent during the first three months of the year. These expenditures were financed primarily with funds from operations and equity contributions from Florida Progress.

In March 1995, Florida Progress contributed $12.5 million to Florida Power from the sale of common stock through Florida Progress' dividend reinvestment and stock purchase plan. These funds were used to repay commercial paper and for general corporate purposes.

Florida Power's ratio of earnings to fixed charges was 4.06 for the twelve months ended March 31, 1995. (See Exhibit 12 filed herewith.)

                             PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

1) Florida Power Corporation v. ANR Southern Pipeline et al., Circuit Court, Sixth Judicial Circuit for Pinellas County, Florida, Case
      No. 95-761-CI-11.

      See prior discussion in of this matter in the 1994 Form 10-K, Part I,
      Item 3, paragraph 11. On April 25, 1995, Florida Power filed a notice of voluntary dismissal with prejudice, pursuant to a settlement agreement reached by the parties. Accordingly, this matter is now considered terminated for reporting purposes.


Item 4.  Submission of Matters to a Vote of Security-Holders.

The Annual Meeting of Shareholders of Florida Progress was held on April 20, 1995. There were 95,240,004 shares of common stock entitled to vote. The following matters were voted upon at the meeting:

1)  Election of Directors.

                                                Votes             Votes
      Class II - Term Expiring in 1998           For            Withheld
                                                -----           --------
            Willard D. Frederick, Jr.         84,645,513        2,260,068
            Allen J. Keesler, Jr.             84,407,472        2,498,110
            Vincent J. Naimoli                84,387,509        2,518,073
            Charles B. Reed                   84,497,907        2,407,674

2)  Three shareholder proposals.

    Proposal 2A requested that the Florida Progress Board of Directors adopt a policy to not sell or otherwise transfer operational responsibility for the Crystal River nuclear power plant to any third party, and immediately cease operation of the nuclear power plant, unless and until the dangers associated with the use of Thermo-Lag insulation are resolved. Proposal 2B asked that the Florida Progress Board of Directors adopt a policy that requires annual salary increases for executive officers that are greater than 5% of their prior year's salary to be approved by a vote of the shareholders. Proposal 2C requested that the Florida Progress Board of Directors discontinue, for long-term or otherwise, the Management Incentive Compensation Plan, otherwise known as the "MICP Plan."

      Voting results:               Proposal 2A     Proposal 2B     Proposal 2C
                                    -----------     -----------     -----------
         For the proposal             2,895,830      14,522,355      11,208,004
         Against the proposal        68,587,517      57,839,008      60,367,623
         Abstentions                  2,668,040       1,790,024       2,575,761
         Broker Non-votes            12,754,194      12,754,194      12,754,194


Item 5.  Other Information.

In March 1995, James V. Smallwood was appointed Treasurer of both Florida Progress and Florida Power. Joseph H. Richardson was appointed Senior Vice President, Energy Distribution of Florida Power effective April 3, 1995. Mr. Richardson no longer serves as a Senior Vice President of Florida Progress.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          Exhibit Number                     Description

               12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges for Florida Power.

               27.(a)              Florida Progress Financial Data Schedule

               27.(b)              Florida Power Financial Data Schedule

     (b)  Reports on Form 8-K:

          During the first quarter 1995, Florida Progress and Florida Power filed the following reports on Form 8-K:

                 Form 8-K dated January 23, 1995, reporting under Item 5 "Other Events" a press release and related Investor Information Report reporting Florida Progress' and Florida Power's 1994 earnings.

                 Form 8-K dated February 9, 1995, reporting under
                 Item 5 "Other Events" a press release and related Investor Information report reporting that Florida Power has filed suit to terminate two agreements to transport natural gas through the proposed SunShine Pipeline.

          In addition, Florida Progress and Florida Power filed the following report on Form 8-K subsequent to the first quarter 1995:

                  Form 8-K dated April 20, 1995, reporting under Item 5 "Other Events" a press release and related Investor Information report reporting Florida Progress' and Florida Power' first quarter 1995 earnings.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FLORIDA PROGRESS CORPORATION

                                        FLORIDA POWER CORPORATION


Date: May 11, 1995                       /s/ John Scardino, Jr.
                                        -----------------------------
                                        John Scardino, Jr.
                                        Vice President and Controller




Date: May 11, 1995                        /s/ James V. Smallwood
                                        -----------------------------
                                        James V. Smallwood
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