Form 10-Q
period 1995-09-30
FLORIDA PROGRESS CORP /; FLORIDA POWER CORP /
filed 1995-11-13
CIK 357261, 37637

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Description of        Shares Outstanding
         Registrant                    Class            at September 30, 1995
         ----------                --------------        ------------------

Florida Progress Corporation      Common Stock,
                                  without par value            96,147,060

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

                          PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           FLORIDA PROGRESS CORPORATION
                         CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Income
(In millions, except per share amounts)
                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                          1995      1994       1995      1994
                                        --------  --------   --------  --------
                                            (Unaudited)          (Unaudited)
REVENUES:
  Electric utility                        $671.8    $586.5   $1,738.2  $1,587.0
  Diversified                              190.8     169.7      570.5     501.6
                                        --------- ---------  --------- ---------
                                           862.6     756.2    2,308.7   2,088.6
EXPENSES:                               --------- ---------  --------- ---------
  Electric utility:
    Fuel used in generation                144.1     127.6      335.8     346.2
    Purchased power                        120.1      80.2      330.9     216.9
    Deferred fuel                            1.8      (0.3)       0.6     (19.7)
    Other operation                         95.2      99.1      268.3     307.5
                                        --------- ---------  --------- ---------
    Operation                              361.2     306.6      935.6     850.9
    Maintenance                             23.8      27.5       84.9      90.9
    Depreciation                            75.8      65.5      217.3     194.9
    Taxes other than income taxes           48.4      43.2      136.2     124.2
                                        --------- ---------  --------- ---------
                                           509.2     442.8    1,374.0   1,260.9
                                        --------- ---------  --------- ---------
  Diversified:
    Cost of sales                          155.1     139.8      467.6     413.5
    Other                                   17.4      18.4       52.3      45.9
                                        --------- ---------  --------- ---------
                                           172.5     158.2      519.9     459.4
                                        --------- ---------  --------- ---------
INCOME FROM OPERATIONS                     180.9     155.2      414.8     368.3
                                        --------- ---------  --------- ---------
INTEREST EXPENSE AND OTHER:
  Interest expense                          34.9      36.1      107.5     108.9
  Allowance for funds used during
    construction                            (1.8)     (2.8)      (5.6)     (8.3)
  Preferred dividend requirements of
    Florida Power                            2.4       2.6        7.3       7.6
  Other expense, net                         0.8       6.0        2.1       7.6
                                        --------- ---------  --------- ---------
                                            36.3      41.9      111.3     115.8
                                        --------- ---------  --------- ---------
INCOME BEFORE INCOME TAXES                 144.6     113.3      303.5     252.5

  Income Taxes                              53.5      37.5      110.6      86.5
                                        --------- ---------  --------- ---------
NET INCOME                                 $91.1     $75.8     $192.9    $166.0
                                        ========= =========  ========= =========
AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING                               95.9      94.6       95.6      92.3
                                        ========= =========  ========= =========

EARNINGS PER AVERAGE COMMON SHARE          $0.95     $0.80      $2.02     $1.80
                                        ========= =========  ========= =========

DIVIDENDS PER COMMON SHARE                $0.505    $0.495     $1.515    $1.485
                                        ========= =========  ========= =========

Note: Prior year amounts have been restated for the pooling of FM Industries. The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)

                                                      September 30, December 31,
                                                           1995         1994
                                                       -----------  -----------
ASSETS                                                 (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held
    for future use                                        $5,794.9     $5,603.4
  Less - Accumulated depreciation                          2,138.2      1,981.6
         Accumulated decommissioning for nuclear plant       155.5        135.2
         Accumulated dismantlement for fossil plants         100.2         92.4
                                                         ----------   ----------
                                                           3,401.0      3,394.2
  Construction work in progress                              150.7        222.1
  Nuclear fuel, net of amortization of $342.2
    in 1995 and $322.8 in 1994                                37.0         52.9
                                                         ----------   ----------
        Net electric utility property                      3,588.7      3,669.2
  Other property, net of depreciation of $182.1
    in 1995 and $163.5 in 1994                               427.5        420.9
                                                         ----------   ----------
                                                           4,016.2      4,090.1
                                                         ----------   ----------
CURRENT ASSETS:
  Cash and equivalents                                         9.4         14.4
  Accounts receivable, net                                   338.6        262.2
  Current portion of leases and loans receivable              16.2         15.3
  Inventories at average cost:
    Fuel                                                      58.5         75.2
    Materials and supplies                                   108.7        110.4
    Diversified materials                                     83.7         68.1
  Underrecovery of fuel cost                                   8.5          1.8
  Deferred income taxes                                       29.3         28.8
  Other                                                       15.6         12.2
                                                         ----------   ----------
                                                             668.5        588.4
                                                         ----------   ----------
OTHER ASSETS:
  Investments:
    Leases and loans receivable, net                         384.2        438.0
    Marketable securities                                    172.6        148.3
    Nuclear plant decommissioning fund                       148.5        123.6
    Joint ventures and partnerships                           75.7         74.5
  Deferred insurance policy acquisition costs                103.6         91.9
  Other                                                      180.1        163.9
                                                         ----------   ----------
                                                           1,064.7      1,040.2
                                                         ----------   ----------
                                                          $5,749.4     $5,718.7
                                                         ==========   ==========

Note: The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)

                                                      September 30, December 31,
                                                           1995         1994
                                                       -----------  -----------
CAPITAL AND LIABILITIES                                (Unaudited)

COMMON STOCK EQUITY:
  Common stock                                            $1,178.0     $1,148.1
  Retained earnings                                          890.9        842.9
  Unrealized loss on securities available for sale            (0.7)        (6.6)
                                                         ----------   ----------
                                                           2,068.2      1,984.4
CUMULATIVE PREFERRED STOCK OF FLORIDA POWER:
  Without sinking funds                                      113.5        113.5
  With sinking funds                                          25.0         30.0

LONG-TERM DEBT                                             1,579.2      1,859.6
                                                         ----------   ----------
TOTAL CAPITAL                                              3,785.9      3,987.5
                                                         ----------   ----------
CURRENT LIABILITIES:
  Accounts payable                                           165.1        147.1
  Customers' deposits                                         82.5         76.9
  Income taxes payable                                        56.3         12.7
  Accrued other taxes                                         71.4         14.8
  Accrued interest                                            44.0         47.3
  Other                                                       93.6         69.3
                                                         ----------   ----------
                                                             512.9        368.1
  Notes payable                                                -           55.3
  Current portion of long-term debt
    and preferred stock                                      196.7         52.9
                                                         ----------   ----------
                                                             709.6        476.3
                                                         ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                      687.8        744.1
  Unamortized investment tax credits                         103.7        110.0
  Insurance policy benefit reserves                          253.9        222.5
  Other postretirement benefit costs                          80.7         67.8
  Other                                                      127.8        110.5
                                                         ----------   ----------
                                                           1,253.9      1,254.9
                                                         ----------   ----------
                                                          $5,749.4     $5,718.7
                                                         ==========   ==========

Note: The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Cash Flows
(In millions)
                                                              Nine Months Ended
                                                                September 30,
                                                               1995      1994
                                                             --------  --------
                                                                 (Unaudited)
OPERATING ACTIVITIES:
 Net income                                                    $192.9    $166.0
  Adjustments for noncash items:
   Depreciation and amortization                                265.9     238.0
   Deferred income taxes and investment tax credits, net        (73.2)    (40.5)
   Increase in accrued other postretirement benefit costs        12.9      17.6
   Net change in deferred insurance policy acquisition costs    (11.7)    (11.7)
   Net change in insurance policy benefit reserves               31.4      30.5
   Changes in working capital, net of effects
    from acquisition or sale of businesses:
        Accounts receivable                                     (74.3)    (41.8)
        Inventories                                                -       (4.3)
        Underrecovery of fuel cost                               (6.7)    (24.7)
        Accounts payable                                         16.0     (22.0)
        Income taxes payable                                     44.1       3.0
        Accrued other taxes                                      56.4      48.3
        Other                                                    23.2       9.5
    Other operating activities                                   20.8      28.4
                                                             --------- ---------
                                                                497.7     396.3
                                                             --------- ---------
INVESTING ACTIVITIES:
  Property additions (including allowance for
    borrowed funds used during construction)                   (214.2)   (246.2)
  Proceeds from sale of properties and businesses                10.3      14.3
  Purchase of leases, loans and securities                      (36.1)    (69.0)
  Proceeds from sale or collection of leases,
    loans and securities                                         70.5      67.7
  Acquisition of businesses                                      (5.9)    (17.1)
  Other investing activities                                    (11.5)    (12.9)
                                                             --------- ---------
                                                               (186.9)   (263.2)
                                                             --------- ---------
FINANCING ACTIVITIES:
  Issuance of long-term debt                                       -      103.6
  Repayment of long-term debt                                   (39.2)    (55.6)
  Decrease in commercial paper with long-term support          (105.0)    (68.6)
  Sale of common stock                                           28.8     128.4
  Dividends paid on common stock                               (144.8)   (138.0)
  Decrease in short-term debt                                   (55.3)   (103.0)
  Other financing activities                                     (0.3)     (0.7)
                                                             --------- ---------
                                                               (315.8)   (133.9)
                                                             --------- ---------
NET DECREASE IN CASH AND EQUIVALENTS                             (5.0)     (0.8)
   Beginning cash and equivalents                                14.4       9.1
                                                             --------- ---------
ENDING CASH AND EQUIVALENTS                                      $9.4      $8.3
                                                             ========= =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                         $106.4    $111.2
  Income taxes (net of refunds)                                $140.2    $124.0

Note: Prior year amounts have been restated for the pooling of FM Industries. The accompanying notes are an integral part of these financial statements.

                             FLORIDA POWER CORPORATION
                                FINANCIAL STATEMENTS

FLORIDA POWER CORPORATION
Statements of Income
(In millions)                           Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                          1995      1994       1995      1994
                                        --------  --------   --------  --------
                                            (Unaudited)          (Unaudited)
OPERATING REVENUES:
    Residential                           $374.8    $336.6     $959.7    $876.9
    Commercial                             147.2     133.4      386.7     358.6
    Industrial                              48.8      44.5      140.3     128.2
    Sales for resale                        56.0      38.7      110.8      96.2
    Other                                   45.0      33.3      140.7     127.1
                                        --------- ---------  --------- ---------
                                           671.8     586.5    1,738.2   1,587.0
                                        --------- ---------  --------- ---------
OPERATING EXPENSES:
 Operation:
    Fuel used in generation                144.1     127.6      335.8     346.2
    Purchased power                        120.1      80.2      330.9     216.9
    Deferred fuel                            1.8      (0.3)       0.6     (19.7)
    Other                                   95.2      99.1      268.3     307.5
                                        --------- ---------  --------- ---------
                                           361.2     306.6      935.6     850.9
                                        --------- ---------  --------- ---------
 Maintenance                                23.8      27.5       84.9      90.9
 Depreciation                               75.8      65.5      217.3     194.9
 Taxes other than income taxes              48.4      43.2      136.2     124.2
 Income taxes:
    Currently payable                       69.0      49.0      141.1     102.6
    Deferred, net                          (15.6)     (5.6)     (29.2)     (8.1)
    Investment tax credits, net             (2.0)     (2.2)      (6.2)     (6.4)
                                        --------- ---------  --------- ---------
                                            51.4      41.2      105.7      88.1
                                        --------- ---------  --------- ---------
                                           560.6     484.0    1,479.7   1,349.0
                                        --------- ---------  --------- ---------
OPERATING INCOME                           111.2     102.5      258.5     238.0
                                        --------- ---------  --------- ---------
OTHER INCOME AND DEDUCTIONS:
 Allowance for equity funds used
    during construction                      1.0       1.5        3.1       4.6
 Miscellaneous other expense, net             -       (6.4)      (1.0)     (7.9)
                                        --------- ---------  --------- ---------
                                             1.0      (4.9)       2.1      (3.3)
                                        --------- ---------  --------- ---------
INTEREST CHARGES
 Interest on long-term debt                 23.3      24.2       71.4      72.4
 Other interest expense                      2.6       2.7        8.3       9.6
                                        --------- ---------  --------- ---------
                                            25.9      26.9       79.7      82.0
 Allowance for borrowed funds used
    during construction                     (0.8)     (1.3)      (2.5)     (3.7)
                                        --------- ---------  --------- ---------
                                            25.1      25.6       77.2      78.3
                                        --------- ---------  --------- ---------
NET INCOME                                  87.1      72.0      183.4     156.4
DIVIDENDS ON PREFERRED STOCK                 2.4       2.6        7.3       7.6
                                        --------- ---------  --------- ---------
NET INCOME AFTER DIVIDENDS
  ON PREFERRED STOCK                       $84.7     $69.4     $176.1    $148.8
                                        ========= =========  ========= =========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                      September 30, December 31,
                                                           1995         1994
                                                       -----------  -----------
ASSETS                                                 (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held
    for future use                                        $5,794.9     $5,603.4
  Less - Accumulated depreciation                          2,138.2      1,981.6
         Accumulated decommissioning for nuclear plant       155.5        135.2
         Accumulated dismantlement for fossil plants         100.2         92.4
                                                         ----------   ----------
                                                           3,401.0      3,394.2
  Construction work in progress                              150.7        222.1
  Nuclear fuel, net of amortization of $342.2
    in 1995 and $322.8 in 1994                                37.0         52.9
                                                         ----------   ----------
                                                           3,588.7      3,669.2

  Other property, net                                         19.5         24.2
                                                         ----------   ----------
                                                           3,608.2      3,693.4
                                                         ----------   ----------
CURRENT ASSETS:
  Cash and equivalents                                         4.7          -
  Accounts receivable, less reserve of $3.7
    in 1995 and $2.3 in 1994                                 245.7        167.3
  Inventories at average cost:
    Fuel                                                      34.4         52.6
    Materials and supplies                                   108.7        110.4
  Underrecovery of fuel cost                                   8.5          1.8
  Deferred income taxes                                       29.3         28.8
  Other                                                        5.1          5.8
                                                         ----------   ----------
                                                             436.4        366.7
                                                         ----------   ----------
OTHER ASSETS:
  Nuclear plant decommissioning fund                         148.5        123.6
  Unamortized debt expense, being amortized
    over term of debt                                         28.2         29.6
  Other                                                       87.6         71.2
                                                         ----------   ----------
                                                             264.3        224.4
                                                         ----------   ----------
                                                          $4,308.9     $4,284.5
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                      September 30, December 31,
                                                           1995         1994
                                                       -----------  -----------
CAPITALIZATION AND LIABILITIES                         (Unaudited)

CAPITALIZATION:
  Common stock                                              $967.9       $942.9
  Retained earnings                                          765.9        724.5
                                                         ----------   ----------
                                                           1,733.8      1,667.4
CUMULATIVE PREFERRED STOCK:
  Without sinking funds                                      113.5        113.5
  With sinking funds                                          25.0         30.0

LONG-TERM DEBT                                             1,257.0      1,363.8
                                                         ----------   ----------
TOTAL CAPITAL                                              3,129.3      3,174.7
                                                         ----------   ----------
CURRENT LIABILITIES:
  Accounts payable                                            90.5         85.0
  Accounts payable to associated companies                    15.4         21.4
  Customers' deposits                                         82.5         76.9
  Income taxes payable                                        34.0          7.1
  Accrued other taxes                                         66.2         11.3
  Accrued interest                                            34.9         32.6
  Other                                                       58.5         36.2
                                                         ----------   ----------
                                                             382.0        270.5
  Notes payable                                                -           55.3
  Current portion of long-term debt
    and preferred stock                                       51.3         35.4
                                                         ----------   ----------
                                                             433.3        361.2
                                                         ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                      465.9        488.0
  Unamortized investment tax credits                         103.1        109.3
  Other postretirement benefit costs                          77.6         65.4
  Other                                                       99.7         85.9
                                                         ----------   ----------
                                                             746.3        748.6
                                                         ----------   ----------
                                                          $4,308.9     $4,284.5
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Cash Flows
(In millions)
                                                              Nine Months Ended
                                                                September 30,
                                                               1995      1994
                                                             --------  --------
                                                                 (Unaudited)
OPERATING ACTIVITIES:
 Net income after dividends on preferred stock                 $176.1    $148.8
  Adjustments for noncash items:
   Depreciation and amortization                                244.3     219.0
   Deferred income taxes and investment tax credits, net        (35.4)    (14.5)
   Increase in accrued other postretirement benefit costs        12.2      16.6
   Allowance for equity funds used during construction           (3.1)     (4.6)
   Changes in working capital:
        Accounts receivable                                     (78.4)    (36.6)
        Inventories                                              17.4       2.9
        Underrecovery of fuel cost                               (6.7)    (24.7)
        Accounts payable                                          5.5     (33.7)
        Accounts payable to associated companies                 (6.0)      2.1
        Income taxes payable                                     26.9       7.5
        Accrued other taxes                                      54.9      46.2
        Other                                                    30.9      15.1
    Other operating activities                                   13.0      20.9
                                                             --------- ---------
                                                                451.6     365.0
                                                             --------- ---------
INVESTING ACTIVITIES:
  Construction expenditures                                    (181.4)   (215.8)
  Allowance for borrowed funds used during construction          (2.5)     (3.7)
  Additions to nonutility property                               (1.4)     (2.3)
  Proceeds from sale of properties                                8.1       6.0
  Other investing activities                                     (8.2)     (9.7)
                                                             --------- ---------
                                                               (185.4)   (225.5)
                                                             --------- ---------
FINANCING ACTIVITIES:
  Repayment of long-term debt                                   (19.2)    (20.6)
  Decrease in commercial paper with long term support           (77.3)       -
  Dividends paid on common stock                               (134.7)   (130.1)
  Equity contributions from parent                               25.0     114.7
  Decrease in short-term debt                                   (55.3)   (102.0)
                                                             --------- ---------
                                                               (261.5)   (138.0)
                                                             --------- ---------
NET INCREASE IN CASH AND EQUIVALENTS                              4.7       1.5
   Beginning cash and equivalents                                  -         -
                                                             --------- ---------
ENDING CASH AND EQUIVALENTS                                      $4.7      $1.5
                                                             ========= =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                          $73.0     $74.9
  Income taxes (net of refunds)                                $114.1     $94.7

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
NOTES TO FINANCIAL STATEMENTS

1) In December 1994, Florida Progress Corporation ("Florida Progress", which term includes consolidated subsidiaries unless otherwise indicated) acquired FM Industries, Inc.("FMI"), which was accounted for on a pooling of interests basis. The accompanying financial statements for 1994 have been restated to reflect the inclusion of FMI. For the three and nine months ended September 30, 1994, the acquisition of FMI increased previously reported revenues by $11.2 million and $32.8 million, and net income by $.7 million and $2.2 million, respectively.

2) As ordered by the Florida Public Service Commission ("FPSC"), Florida Power Corporation ("Florida Power") is conducting a three-year test of residential revenue decoupling which began in January 1995. The difference between target revenues and actual revenues is included as a current asset or current liability on the balance sheet. Residential revenue decoupling reduced revenues by $7.0 million and $18.4 million for the three and nine-month periods in 1995, respectively.

3) In September 1995, the FPSC approved Florida Power's petition for the amortization of approximately $23 million in accumulated costs for the cancelled, 500-kilovolt Lake Tarpon-Kathleen transmission ("LTK") line. The costs are being amortized over 4 years effective retroactively to January 1, 1995. In the third quarter 1995, Florida Power recognized after-tax charges of $3.4 million, or $.03 per share, to begin the amortization of the LTK line.

4) In December 1994, Florida Power filed a new site-specific study with the FPSC that estimated an increase in total future decommissioning costs. On October 26, 1995, the FPSC staff recommended higher estimated total future decommissioning costs than that presented in Florida Power's filing. The staff recommendation estimated total future decommissioning costs of approximately $2.0 billion, which corresponds to $404.6 million in 1995 dollars. In addition, the FPSC staff recommended that the retail portion of annual decommissioning expense be increased to $20.6 million, beginning in January 1995, compared to the $17.7 million per year that Florida Power filed and began expensing effective retroactively to January 1995. Beginning in October 1995, Florida Power increased the retail portion of its annual decommissioning expense to match the FPSC staff recommendation, effective retroactively to January 1995. Florida Power has also adjusted the wholesale portion of this expense in a comparable manner, increasing it to $1.2 million. Florida Power is not seeking an increase in rates to recover the higher costs. The FPSC is expected to rule on this petition by the end of 1995.

5) For the three and nine months ended September 30, 1994, Florida Progress recognized after-tax charges of $4.4 million and $13.9 million, respectively, or $.05 per share and $.15 per share, respectively, related to an early retirement option offered late in 1993 and the elimination of approximately 300 additional positions in 1994.

6) In September 1994, Florida Power recorded an after-tax charge of $3.9 million, or $.04 per share, related to the write-off of its investments in the Sunshine Pipeline.

7)    CONTINGENCIES

      THERMO-LAG FIRE BARRIER - Florida Power's nuclear plant uses a fire-retardant material called Thermo-Lag as a fire barrier around electrical conduits and cables. The United States Nuclear Regulatory

      Commission ("NRC") has indicated its intention to seek the removal or upgrade of this material because it does not provide the full fire protection originally claimed by the manufacturer. Although the most costly option of removing and replacing all of the Thermo-Lag would total about $40 million, management believes there are more effective options available that would cost less than $5 million. The resolution of this matter is subject to NRC review and approval. Until there is a permanent resolution, Florida Power has implemented surveillance procedures to continuously inspect the areas protected by Thermo-Lag. Florida Power does not expect to have to replace all of the Thermo-Lag at its plant.

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

      Florida Power self-insures its transmission and distribution lines against loss due to storm damage and other natural disasters. Florida Power is accruing $6 million annually to an unfunded, storm damage reserve and may defer any losses in excess of the reserve.

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

      Florida Power is a member of Nuclear Electric Insurance, Ltd. ("NEIL"), an industry mutual insurer, which provides business interruption and extra expense coverage in the event of a major accidental outage at a covered nuclear power plant. Florida Power is subject to a retroactive premium assessment under this policy in the event of adverse loss experience. Florida Power's present maximum share of any such retroactive assessment is $2.6 million per policy year.

      Florida Power also maintains nuclear property damage insurance and decontamination and decommissioning liability insurance totaling $2.1 billion. The first layer of $500 million is purchased in the commercial insurance market with the remaining excess coverage purchased from NEIL. Florida Power is self-insured for any losses that are in excess of this coverage. Under the terms of the NEIL policy agreements, Florida Power could be assessed up to $8.4 million in any policy year if a loss at a covered nuclear power plant in excess of NEIL's available surplus is incurred. In the event of multiple losses in any policy year, Florida Power's retroactive premium could total up to $15.8 million.

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

      Florida Power and former subsidiaries of Florida Progress, whose properties were sold in prior years, are potentially responsible parties ("PRPs") at certain sites. In addition to the sites where Florida Progress subsidiaries have been named a PRP, there are other sites where Florida Progress affiliates are possibly responsible for additional environmental cleanup, including a coal gasification plant site that Florida Power previously owned and operated in Sanford, Florida (the "Sanford site"). Florida Power is negotiating with the Florida Department of Environmental Protection ("FDEP") with respect to the Sanford site. There are five parties which have been identified as possibly responsible for this site, including Florida Power. The FDEP has planned environmental tests for an area surrounding the Sanford site. The results of these tests will determine whether the area would be referred to the U.S. Environmental Protection Agency ("EPA") or remain the responsibility of the FDEP. At this point, it is too early to predict the outcome of the tests. Liability for the cleanup costs of the PRP sites and the Sanford site is joint and several.

      The cost of cleaning up one of the PRP sites related to a former subsidiary of Florida Progress has been determined in a settlement agreement with the EPA. In September 1995, Florida Progress made the settlement payment to the EPA, which was accrued in a prior period, bringing this matter to a final conclusion. Based upon information currently available, Florida Progress has no reason to believe that its subsidiaries will be required to pay a significantly disproportionate share of the costs for cleanup of the remaining PRP sites.

      The best estimates currently available to Florida Progress indicate that its consolidated proportionate share of liability for cleaning up all sites ranges from $1.0 million to $2.7 million, and it has reserved $1.8 million against these potential costs. It is likely that additional costs will be incurred to further study the Sanford site which could eventually lead to increasing Florida Power's cleanup costs. Currently, no estimates of these additional study costs or any cleanup costs are available.

      PRAXAIR LAWSUIT - Florida Power and Florida Power & Light Company ("FP&L") are co-defendants in an antitrust action. Praxair, Inc. ("Praxair"), formerly a part of Union Carbide Corporation, is a customer of FP&L and is seeking injunctive relief and damages. The suit challenges a long-standing territorial agreement between the two unaffiliated, neighboring utilities, notwithstanding the defendants' contention that the agreement was clearly authorized by state law and approved by the FPSC. Florida Power believes that the state action exemption from the antitrust laws is applicable to the agreement and to Florida Power's consequent refusal to provide electricity to the customer. On September 19, 1995, the U.S. Court of Appeals reversed the U.S. District Court and held that sufficient "state action" by the FPSC existed to allow Florida Power and FP&L to divide service territories in the county in which Praxair is located without violating antitrust laws governing restraints of trade.
      On October 9, 1995, Praxair filed a request to rehear the September 19th order.

      COGENERATORS - During 1994, a dispute occurred over the price paid to cogenerators for purchased power. In accordance with certain contract pricing provisions, Florida Power began paying "as available" prices for purchased power during certain periods. As available prices are lower than the firm energy prices previously paid. The revised pricing reduces payments to cogenerators by about $15 million annually. Two cogenerators filed suit against Florida Power in state court challenging this pricing methodology. A third cogenerator amended its complaint in a pending lawsuit in federal court regarding a backup fuel dispute with Florida

      Power to include the pricing issue. Two of these three lawsuits involve antitrust claims.

      A fourth cogenerator entered into a "standard offer" cogeneration contract with Florida Power and subsequently indicated its intention to build a 115 megawatt ("MW") facility. The FPSC's rules limit standard offer cogeneration projects to under 75 MWs, and Florida Power filed a petition seeking an FPSC ruling that Florida Power's standard offer contract is not available if the cogenerator constructs the 115 MW facility. The cogenerator filed suit in federal court seeking injunctive relief and damages, including damages for alleged breach of contract and violation of antitrust laws.

8) In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Florida Progress and Florida Power for the interim periods presented. Results for these interim periods are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the combined Form 10-K of Florida Progress and Florida Power for the year ended December 31, 1994 (the "1994 Form 10-K"), the combined Form 10-Q of Florida Progress and Florida Power for the quarter ended March 31, 1995 (the "First Quarter 1995 Form 10-Q") and the combined Form 10-Q of Florida Progress and Florida Power for the quarter ended June 30, 1995 (the "Second Quarter 1995 Form 10-Q").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

Florida Progress' earnings per share for the three and nine months ended September 30, 1995, were $.95 and $2.02, respectively, which represents an increase of $.15 and $.22, respectively, compared to the same periods in 1994. The increase for the both periods resulted from higher earnings at Florida Power, Florida Progress' largest operating unit, which realized an increase in earnings per share for the three and nine-month period of $.15 and $.23, respectively. Diversified earnings per share for the three-month period were comparable to the operating results during the same period in 1994 and were $.18 per share for the nine-month period ended September 30, 1995, compared to $.19 per share for the same period last year.

Florida Power - Operating Revenues

Florida Power's operating revenues increased $85.3 million (14.5%) and $151.2 million (9.5%) in the three and nine-month periods ended September 30, 1995, compared to the same periods in 1994, due to increases in recoverable fuel revenues and kilowatt hour ("KWH") sales. Recoverable fuel revenues increased $49.6 million and $107.3 million for the three and nine-month periods as a result of the corresponding increase in fuel and purchased power expenses discussed below. Retail KWH sales were higher than last year for both the three and nine months ended September 30, 1995, due to warmer than normal weather, customer growth and a stronger economy. Residential revenue decoupling adjustments partially offset the higher revenues from increased KWH sales by $7.0 million and $18.4 million for the three and nine months ended September 30, 1995, compared to the same periods last year. (See Note 2 to the Financial Statements.)

PAGE> 14

Florida Power - Operating Expenses

Fuel and purchased power costs, including deferred fuel expense, increased $58.5 million (28.2%) and $123.9 million (22.8%) in the three and nine-month periods ended September 30, 1995, compared to the same periods in 1994. This was due primarily to higher purchased power costs resulting from increased capacity payments and increased system requirements. Florida Power recovers substantially all of its fuel and purchased power costs through FPSC and Federal Energy Regulatory Commission ("FERC") ordered fuel adjustment clauses, thereby eliminating any significant impact on net income.

Other operation and maintenance expenses for the three and nine months ended September 30, 1995, decreased $7.6 million (6.0%) and $45.2 million (11.3%) from the same periods last year. The lower expenses were primarily the result of lower recoverable energy conservation program costs of $4.7 million and $17.1 million for the three and nine-month periods, respectively, and provisions for early retirement and restructuring costs of $7.2 million and $22.7 million for the three and nine-month periods, respectively, that were recorded in 1994. (See
Note 5 to the Financial Statements.) Similar to the recovery of fuel costs mentioned above, Florida Power recovers substantially all of its energy conservation program costs through an adjustment clause, thereby eliminating any significant impact on net income.

Depreciation expense increased $10.3 million (15.7%) and $22.4 million (11.5%) in the three and nine-month periods compared to last year due primarily to plant additions, a higher provision for nuclear decommissioning in 1995 and additional amortization recorded for the LTK line. (See Note 3 to the Financial Statements.)

Florida Power - Other Operating Results

In September 1995, the FPSC approved Florida Power's petition seeking approval of the prudence of actions taken with regard to the cancelled LTK line and the amortization of accumulated costs. (See Note 3 to the Financial Statements, herein, and the Second Quarter 1995 Form 10-Q, Part I, Item 2, under the heading "Florida Power - Other Operating Results".)

As previously reported in the Second Quarter 1995 Form 10-Q, Part I, Item 2, under the heading "Florida Power - Other Operating Results", Florida Power is cooperating with the NRC as it conducts a formal review of unauthorized tests performed by control room operators at the Crystal River Nuclear Plant. Florida Power has taken various disciplinary actions against the six control room operators involved in the tests. The discipline ranged from termination of employment, to reassignment to non-control room responsibilities, to counseling. These individuals had previously been placed on administrative leave. Florida Power does not expect this NRC review to have a material effect on earnings.

As previously reported in the Second Quarter 1995 Form 10-Q, Part I, Item 2, under the heading "Florida Power - Other Operating Results", in March 1995, the FERC proposed new rules that may require the electric industry to provide open access to the nation's interstate transmission network. If the rules are adopted in their present form, each utility under FERC jurisdiction would be required to file a non-discriminatory open access transmission tariff, thereby making its transmission system available to all wholesale buyers and sellers of electric energy. In February 1995, Florida Power filed such a tariff with the FERC. After receiving comments on its filing from the FERC and intervenors, Florida Power filed a revised comparability tariff in August 1995. In October 1995, the FERC accepted this revised tariff for implementation, subject to refund, in November 1995. Florida Power expects that the FERC will hold hearings to review the proposed tariff by the end of the second quarter 1996. Florida Power does not expect that the new tariff as filed will significantly change Florida Power's revenues or earnings.

Late in 1994, Florida Power and the Orlando Utilities Commission, a municipal utility, negotiated a new 10-year territorial agreement that specifically defines electric service boundaries within Orange County, including areas around Orlando. The agreement replaced the previous 20-year contract that expired in July 1994. In February 1995, the Orlando City Council approved a 10-year franchise agreement allowing Florida Power to operate in the City of Orlando. This will allow Florida Power to continue to serve those areas and customers that are annexed into the City of Orlando in the future. In April 1995, the FPSC approved the new territorial agreement. (See the 1994 Form 10-K, Part I,
Item 7, under the heading "Utility Regulatory Matters".)

In October 1995, Florida Power entered into an agreement with the Seminole Electric Cooperative, Inc. ("Seminole Electric") to sell Seminole Electric an additional 455 MW of power beginning in 1999. Seminole Electric is an electric cooperative based in Tampa, Florida. The agreement is for a period of three years.

Florida Progress Diversified Operations

Florida Progress' diversified revenues increased $21.1 million and $68.9 million, respectively, for the three and nine-month periods ended September 30, 1995 compared to the same periods in 1994. This increase is due primarily to higher volumes in rail services and inland marine operations, which also increased gross margins by $5.8 million and $14.8 million for the three and nine-month periods, respectively, compared to the same periods in 1994.

Progress Credit Corporation's portfolio includes aircraft loans to Pegasus Capital Corporation ("Pegasus"), a company in which Progress Credit Corporation has a minority interest. One of these loans to Pegasus is secured by a lease to Trans-World Airlines ("TWA"). TWA filed for bankruptcy on June 30, 1995 and emerged from bankruptcy on August 23, 1995. Florida Progress believes these events will not have a significant impact on the status of this loan.

LIQUIDITY AND CAPITAL RESOURCES

Florida Power budgeted $330 million, excluding allowance for funds used during construction, for its 1995 construction program. The actual construction expenditures during the first nine months of the year of $186.7 million were 23% below budget. These expenditures were financed primarily with funds from operations. Florida Power has recently reduced its aggregate construction forecast for the five-year period from 1995 through 1999 by approximately $200 million to approximately $1.6 billion. This reduction is due primarily to the cancellations of the LTK line project and Anclote power plant gas conversion project, and a decrease in the estimated cost to build the planned power plants at Florida Power's Polk County site.

In 1995, Florida Power's Anclote power plant began running at lower levels of power to help with the proper economic dispatch of Florida Power's entire system. This change increased the amount of ash being emitted into the air surrounding the plant. While the plant is not in violation of its air emissions permits, Florida Power plans to spend approximately $4 million in 1996 for capital equipment to reduce the amount of ash being emitted.

On October 2, 1995, Florida Progress contributed $12.5 million of equity to Florida Power primarily from the sale of common stock through Florida Progress' dividend reinvestment and stock purchase plan. These funds were used to repay commercial paper and for general corporate purposes.

Florida Power has called for redemption on November 16, 1995, 50,000 shares of its 7.08% series preferred stock, with an aggregate par value of $5 million. This redemption will satisfy the 1996 mandatory sinking fund requirement for 25,000 shares, and also reflects the optional redemption of an additional 25,000 shares.

Florida Power's ratio of earnings to fixed charges was 4.36 and 3.73 for the twelve-month periods ended September 30, 1995 and 1994, respectively. (See
Exhibit 12 filed herewith.)

                             PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

1)    Florida Power Corporation, FERC Docket Nos. ER95-469-000 and ER95-457-000.

      See prior discussion of this matter in the 1994 Form 10-K, Part I, Item 3, paragraph 2. In March 1995, FERC accepted Florida Power's 1995 wholesale settlement agreement, which included all but one customer. On September 14, 1995, FERC issued an order approving Florida Power's separate settlement agreement with the remaining customer. The new rates for this customer will increase annual revenues about $.8 million, effective retroactively to January 2, 1995. This matter is now considered concluded for reporting purposes.

2) In Re: Petition for approval of accounting treatment for funds expended on Lake Tarpon-Kathleen transmission line, FPSC Docket No. 950270-EI.

      In October 1995, the FPSC issued an order approving Florida Power's petition for the amortization of approximately $23 million in accumulated costs for the cancelled LTK line. The costs will be amortized over 4 years effective retroactively to January 1, 1995. (See Note 3 to the Financial Statements.)

3) In Re: Petition for determination that the plan for curtailing purchases from qualifying facilities in minimum load conditions is consistent with Rule 25-17.086, F.A.C., FPSC Docket No. 941101-EQ.

      See prior discussion of this matter in the 1994 Form 10-K, Part I, Item 3, paragraph 7, and the Second Quarter 1995 Form 10-Q, Part II, Item 1, paragraph 2. On August 1, 1995, the FPSC voted to approve Florida Power's curtailment plan as being in compliance with the FPSC's rules. The FPSC ruled that the qualifying facility ("QF") contracts are not "must take" and do not have priority over Florida Power's existing long-term contractual obligations to purchase from other utilities. The FPSC rejected similar arguments that Florida Power should sell energy off-system and below-cost in order to avoid curtailment of the QFs. The FPSC also found that Florida Power's plan allocates curtailments among QFs in a fair and nondiscriminatory manner and was implemented properly from October 1994 through January 1995. This matter is now considered concluded for reporting purposes.

4) In Re: Standard Offer Contract for the purchase of firm capacity and energy from a qualifying facility between Panda-Kathleen, L.P. ("Panda") and Florida Power Corporation, FPSC Docket NO. 950110-EI.

      See prior discussion of this matter in the 1994 Form 10-K, Part I, Item 3, paragraph 8. Panda intervened in the proceeding and filed its own declaratory statement petition on the issues raised by Florida Power, and raised additional issues regarding postponement of significant milestone dates in the contract pending the FPSC's resolution of the proceeding. On June 29, 1995, Panda filed a petition for formal evidentiary proceeding and full commission hearing, alleging that there are material issues of fact in dispute which must be resolved in a fact-finding evidentiary hearing rather than through a declaratory order proceeding. On August 16, 1995, the FPSC issued an order granting a formal evidentiary hearing in this case, which currently is scheduled for February 19, 1996.

5) Panda-Kathleen, L.P. v. Florida Power Corporation, United States District Court for the Middle District of Florida, Tampa Division, Case No. 95-992-CIV-T-24(C).

      See prior discussion of this matter in the Second Quarter 1995 Form 10-Q,
      Part II, Item 1, paragraph 1. On August 7, 1995, Panda filed plantiff's amended complaint, application for injunctive relief, and demand for jury trial. This amendment deletes one of the counts in the complaint but maintains all other counts. The deleted count asked for a declaratory judgment that (a) the FPSC actions sought by Florida Power are contrary to Panda's right to be exempt from state regulation, (b) Panda is entitled to proceed to perform the contract without obstacles being raised by Florida Power, (c) Panda has a right to construct a plant larger than 75 megawatts, (d) Panda is entitled to receive capacity payments for 30 years rather than 20 years, (e) Florida Power's conduct has necessitated Panda's request for extensions of time and Florida Power must grant extensions as necessary, and (g) Panda is entitled to receive capacity rates on a calendar year basis starting in the year Panda achieves in-service status.

      On August 10, 1995, the FPSC moved to intervene in this case. On August 21, 1995, Panda objected to this motion. On August 29, 1995, the court issued an order providing that the evidentiary hearing on Panda's request for a preliminary injunction will be continued until after the court has ruled on the FPSC's motion to intervene.

6) Praxair, Inc. ("Praxair") v. Florida Power & Light Company ("FP&L") and Florida Power Corporation, U.S. District Court for the Middle District of Florida, Tampa Division, Civil Action No. 88-1672-CIV-T-13C.

      See prior discussion of this matter in the 1994 Form 10-K, Part I, Item
      3, paragraph 12. On September 19, 1995, the U.S. Court of Appeals for the 11th Circuit reversed the U.S. District Court for the Middle District of Florida, holding that sufficient "state action" by the FPSC existed to allow Florida Power and FP&L to divide service territories in the county in which Praxair, formerly a part of Union Carbide Corporation, is located without violating antitrust laws governing restraints of trade. On October 9, 1995, Praxair filed a request to rehear the September 19th order.

7) Wanda L. Adams, et. al. vs. Florida Power Corporation and Florida Progress Corporation, U.S. District Court, Middle District of Florida, Ocala Division; Case No. 95-123-Civ-Oc-10.

      On September 28, 1995, 17 former Florida Power employees filed this lawsuit generally alleging age discrimination in violation of the Age Discrimination and Employment Act and wrongful interference with pension rights in violation of the Employee Retirement Income Security Act as a result of their involuntary terminations. While no dollar amount is specified, each Plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, miscellaneous costs and attorney's fees.

8) In Re: Petition of Florida Power Corporation for approval to increase accrual for nuclear decommissioning costs, FPSC Docket No. 941352-EI.

      See prior discussion of this matter in the 1994 Form 10-K, Part I, Item 3, paragraph 9. On October 26, 1995, the FPSC staff recommended higher estimated total future decommissioning costs than that presented in Florida Power's filing. (See Note 4 to the Financial Statements.)

9) Simon v. Mid-Continent Life Insurance Company ("Mid-Continent") and Florida Progress Corporation, United States District Court for the Western District of Oklahoma, Case No. CIV-94-1834-C.

      See prior discussion of this matter in the Second Quarter 1995 Form 10-Q,
      Part II, Item 1, paragraph 4. This action has been settled to the mutual satisfaction of all parties and is therefore considered concluded for reporting purposes. The settlement will not have a material affect on Mid-Continent's or Florida Progress' liquidity, financial position, or operating results.

Item 5.  Other

      In October 1995, the NRC reported the results of its recent Systematic Assessment of License Performance ("SALP") review of Florida Power's nuclear power plant for the period from February 20, 1994 through September 16, 1995. The NRC gave the Plant Support area a Category 1 rating which is the best of three possible ratings. The other three areas rated, Plant Operations, Maintenance, and Engineering, received the Category 2 rating which is the second best of the three possible ratings.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          Exhibit                           Description
          Number

             12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges for Florida Power.

           27.(a)       Florida Progress Financial Data Schedule.

           27.(b)       Florida Power Financial Data Schedule.

     (b)  Reports on Form 8-K:

          During the third quarter 1995, Florida Progress and Florida Power filed the following combined report on Form 8-K:

                 Form 8-K dated July 20, 1995, reporting under Item 5 "Other Events" a press release and related Investor Information report reporting Florida Progress' and Florida Power's second quarter 1995 earnings.

          In addition, Florida Progress and Florida Power filed the following combined report on Form 8-K subsequent to the third quarter 1995:

                  Form 8-K dated October 19, 1995, reporting under Item 5 "Other Events" (i) a press release and related Investor Information report reporting Florida Progress' and Florida Power's third quarter 1995 earnings, and (ii) the appointment of The First National Bank of Chicago as successor trustee under Florida Power's medium-term note indentures.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FLORIDA PROGRESS CORPORATION

                                        FLORIDA POWER CORPORATION


Date: November 13, 1995                     /s/ John Scardino, Jr.
                                        -----------------------------
                                        John Scardino, Jr.
                                        Vice President and Controller




Date: November 13, 1995                     /s/ James V. Smallwood
                                        -----------------------------
                                        James V. Smallwood
                                        Treasurer

                                     Exhibit Index



Exhibit
Number                                 Description
-------     -------------------------------------------------------------------

  12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges for Florida Power.

27.(a)      Florida Progress Financial Data Schedule.

27.(b)      Florida Power Financial Data Schedule.