Form 10-K405
period 1995-12-31
FLORIDA PROGRESS CORP /; FLORIDA POWER CORP /
filed 1996-03-20
CIK 357261, 37637

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                                         OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                    to

                 Exact name of each Registrant as specified in  I.R.S. Employer
  Commission     its charter, state of incorporation, address   Identification
   File No.      of principal executive offices, telephone          Number
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

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
            Title of each class                    on which registered
   --------------------------------------        -----------------------

   Florida Progress Corporation:
         Common Stock without par value and       New York Stock Exchange
         Preferred Stock Purchase Rights          Pacific Stock Exchange

   Florida Power Corporation:  None

Securities registered pursuant to Section 12(g) of the Act:

   Florida Progress Corporation:  None

   Florida Power Corporation:  Cumulative Preferred Stock,
                               par value $100 per share

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  YES   X  .  NO      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of Florida Progress Corporation as of February 8, 1996 was $3,378,341,372 (determined by subtracting the number of shares held by directors and executive officers of Florida Progress Corporation from the total number of shares outstanding, then multiplying the difference times the closing sale price from the New York Stock Exchange Composite Transactions).

The aggregate market value of the voting stock held by non-affiliates of Florida Power Corporation as of February 29, 1996 was $-0-. As of February 29,
1996, there were issued and outstanding 100 shares of Florida Power Corporation's common stock, without par value, all of which were held, beneficially and of record, by Florida Progress Corporation.

The number of shares of Florida Progress Corporation common stock without par value outstanding as of February 8, 1996 was 96,481,740.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for Florida Progress Corporation dated February 29, 1996, relating to the 1996 Annual Meeting of Shareholders, are incorporated by reference in Part III hereof.

                           ----------------------------

This combined Form 10-K represents separate filings by Florida Progress Corporation and Florida Power Corporation. Florida Power Corporation makes no representations as to the information relating to Florida Progress Corporation's diversified operations.










                      [THIS SPACE INTENTIONALLY BLANK]

                                 TABLE OF CONTENTS
                                 -----------------                    -Page-
                                                                      ------

PART I.

     Item 1. - Business. . . . . . . . . . . . . . . . . . . . . . . .    1-9
     Item 2. - Properties. . . . . . . . . . . . . . . . . . . . . . .   9-13
     Item 3. - Legal Proceedings . . . . . . . . . . . . . . . . . . .  13-18
     Item 4. - Submission of Matters to a Vote of
                Security Holders . . . . . . . . . . . . . . . . . . .     19

PART II.

     Item 5. - Market for the Registrants' Common Equity
                 and Related Stockholder Matters . . . . . . . . . . .  19-20
     Item 6. - Selected Financial Data . . . . . . . . . . . . . . . .  20-21
     Item 7. - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . .  21-31
     Item 8. - Financial Statements and Supplementary Data . . . . . .     32
                 Combined Report of Independent Certified Public
                   Accountants . . . . . . . . . . . . . . . . . . . .     32
                 Consolidated Financial Statements of Florida Progress  33-37
                 Financial Statements of Florida Power . . . . . . . .  38-42
                 Combined Notes to the Financial Statements. . . . . .  43-59
                 Quarterly Financial Data (unaudited). . . . . . . . .     60
     Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure . . . . . . . . .     61

PART III.

     Item 10.  Directors and Executive Officers of the Registrants . .  61-62
     Item 11.  Executive Compensation. . . . . . . . . . . . . . . . .  63-67
     Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management. . . . . . . . . . . . . . . . . . . . . .     67
     Item 13.  Certain Relationships and Related Transactions. . . . .     68

PART IV.

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K. . . . . . . . . . . . . . . . . . . . . .  68-71

     Signatures - Florida Progress Corporation . . . . . . . . . . . .  72-73
     Signatures - Florida Power Corporation. . . . . . . . . . . . . .  74-75

     Financial Statement Schedules . . . . . . . . . . . . . . . . . .  76-77

                                  GLOSSARY

     When used herein, the following terms will have the meanings indicated:

       TERM                                   MEANING

1935 Act. . . . . . . . . . . . .Public Utility Holding Company Act of 1935
Btu . . . . . . . . . . . . . . .British thermal units
CAAA. . . . . . . . . . . . . . .Clean Air Act Amendments of 1990
CERCLA or Superfund . . . . . . .Comprehensive Environmental Response
                                   Compensation and Liability Act
DOE . . . . . . . . . . . . . . .United States Department of Energy
Electric Fuels. . . . . . . . . .Electric Fuels Corporation
EMF . . . . . . . . . . . . . . .electromagnetic fields, or electric and magnetic fields
Energy Policy Act . . . . . . . .Energy Policy Act of 1992
EPA . . . . . . . . . . . . . . .United States Environmental Protection Agency
FAS 71. . . . . . . . . . . . . .Financial Accounting Standard No. 71
FAS 115 . . . . . . . . . . . . .Financial Accounting Standard No. 115
FASB. . . . . . . . . . . . . . .Financial Accounting Standards Board
FDEP. . . . . . . . . . . . . . .Florida Department of Environmental Protection
FERC. . . . . . . . . . . . . . .Federal Energy Regulatory Commission
FGT . . . . . . . . . . . . . . .Florida Gas Transmission Company
Financial Statements. . . . . . .Florida Progress' Consolidated Financial
                                   Statements and Florida Power's Financial
                                   Statements, for the year ended December
                                   31, 1995 contained under Item 8 herein
Florida Power . . . . . . . . . .Florida Power Corporation
Florida Progress. . . . . . . . .Florida Progress Corporation
FM Industries . . . . . . . . . .FM Industries, Inc.
FP&L. . . . . . . . . . . . . . .Florida Power & Light Company
FPSC. . . . . . . . . . . . . . .Florida Public Service Commission
FPUC. . . . . . . . . . . . . . .Florida Public Utilities Company
Georgia Power . . . . . . . . . .Georgia Power Company
HLW . . . . . . . . . . . . . . .high level radioactive waste
KV. . . . . . . . . . . . . . . .kilovolts
KVA . . . . . . . . . . . . . . .kilovolt amperes
KWH . . . . . . . . . . . . . . .kilowatt hours
LTIP. . . . . . . . . . . . . . .Florida Progress Long-Term Incentive Plan
LTK line. . . . . . . . . . . . .Lake Tarpon to Kathleen Transmission Line
Mid-Continent . . . . . . . . . .Mid-Continent Life Insurance Company
MW. . . . . . . . . . . . . . . .megawatts
NEIL. . . . . . . . . . . . . . .Nuclear Electric Insurance, Ltd.
NRC . . . . . . . . . . . . . . .United States Nuclear Regulatory Commission
NWPA. . . . . . . . . . . . . . .Nuclear Waste Policy Act
PCBs. . . . . . . . . . . . . . .polychlorinated biphenyls
Praxair . . . . . . . . . . . . .Praxair, Inc.
Progress Capital. . . . . . . . .Progress Capital Holdings, Inc.
Progress Credit . . . . . . . . .Progress Credit Corporation
Proxy Statement . . . . . . . . .The definitive proxy statement dated February
                                   29, 1996, relating to Florida Progress' 1996
                                   Annual Meeting of Shareholders
PRP . . . . . . . . . . . . . . .potentially responsible party
SALP. . . . . . . . . . . . . . .Systematic Assessment of Licensee Performance
SEC . . . . . . . . . . . . . . .Securities and Exchange Commission
SERP. . . . . . . . . . . . . . .Florida Progress Supplemental Employee
                                   Retirement Plan
Southern. . . . . . . . . . . . .The Southern Company
SNF . . . . . . . . . . . . . . .spent nuclear fuel
Talquin . . . . . . . . . . . . .Talquin Corporation
Talquin Development . . . . . . .Talquin Development Company
the utility . . . . . . . . . . .Florida Power Corporation

                                   PART I

ITEM 1.  BUSINESS

                              FLORIDA PROGRESS

Florida Progress Corporation ("Florida Progress", which term includes consolidated subsidiaries unless otherwise indicated), a diversified electric utility holding company, has its principal executive offices at One Progress Plaza, St. Petersburg, Florida 33701, telephone number (813) 824-6400. Florida Progress was incorporated in Florida on January 21, 1982. In March 1982, Florida Progress became the parent company of Florida Power Corporation ("Florida Power" or "the utility") and its former subsidiaries, including Electric Fuels Corporation, an energy and transportation company ("Electric Fuels"). The corporate restructuring was done to accommodate diversification into certain nonutility businesses. In August 1988, Progress Capital Holdings, Inc. ("Progress Capital") was incorporated to become the downstream holding company for Florida Progress' diversified subsidiaries and to consolidate the financing of nonutility operations.

Florida Progress defines its principal business segments as utility and diversified operations. The utility segment is composed of Florida Power, Florida Progress' largest subsidiary, and encompasses all regulated public utility operations. See Item 1 "Business - Utility Operations - Florida Power". The diversified operations segment includes Electric Fuels, Mid-Continent Life Insurance Company ("Mid-Continent"), a life insurance company, and Progress Credit Corporation ("Progress Credit"), which is comprised of commercial lending, leasing and real estate operations. See Item 1 "Business - Diversified Operations". For further information concerning the operating profit and assets attributable to each of Florida Progress' business segments, see Note 7 to the Florida Progress' consolidated financial statements and Florida Power's financial statements for the year ended December 31, 1995 contained herein under
Item 8 (the "Financial Statements").

Florida Progress is a public utility holding company under the Public Utility Holding Company Act of 1935 ("1935 Act"). Florida Progress is exempt from registration with the Securities and Exchange Commission ("SEC") under the 1935 Act and attendant regulation because its utility operations are primarily intrastate. The SEC has the power, however, to revoke Florida Progress' exemption upon a finding that the exemption is "detrimental to the public interest or the interest of investors or consumers".

                    UTILITY OPERATIONS - FLORIDA POWER

Florida Power was incorporated in Florida in 1899, and is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity. Florida Power has a system generating capacity of 7,347 megawatts ("MW"), and in 1995, accounted for 74% of Florida Progress' consolidated revenues, 91% of its earnings and 74% of its assets.

Florida Power provided electric service during 1995 to an average of approximately 1,270,000 customers in west central Florida from its headquarters in St. Petersburg. The service area covers approximately 20,000 square miles and includes the densely populated areas around Orlando, as well as the cities of St. Petersburg and Clearwater. Of Florida Power's 1995 electric revenues billed, approximately 56% were derived from residential sales, 23% from commercial sales, 9% from industrial sales, 5% from other retail sales and 7% from wholesale sales. Important industries in the territory include phosphate and rock mining and processing, electronics design and manufacturing, and citrus and other food processing. Other important commercial activities are tourism, health care, construction and agriculture.

FUEL AND PURCHASED POWER

GENERAL: Florida Power's consumption of various types of fuels depends on several factors, the most important of which are the demand for electricity by Florida Power's customers, the availability of various generating units, the availability and cost of fuel, and the requirements of federal and state regulatory agencies. In 1995, Florida Power's energy mix was 39% coal, 12% oil, 19% nuclear, 26% purchased power and 4% gas, as compared to 45% coal, 16% oil, 17% nuclear, 21% purchased power and 1% gas for 1994.

Florida Power is permitted to pass the cost of recoverable fuel and purchased power to its customers through fuel adjustment clauses. (See Note 1 to the Financial Statements.)

The future prices for and availability of various fuels discussed in this report cannot be predicted with complete certainty. However, Florida Power believes that its fuel supply contracts, as described below, will be adequate to meet its fuel supply needs.

Florida Power's average fuel costs per million British thermal units ("Btu") for each year of the five-year period ended December 31, 1995, were as follows:

                               1995    1994    1993   1992   1991

  Coal                        $1.93   $1.96   $1.96  $1.97  $2.01
  Oil                          2.70    2.39    2.49   2.53   2.56
  Nuclear                       .49     .55     .54    .57    .65
  Gas                          1.98    2.46    4.27   2.54   1.90
  Average                      1.69    1.75    1.79   1.86   1.89

OIL AND GAS: Oil is purchased under contracts and in the spot market from several suppliers. The cost of Florida Power's oil is determined by world market conditions. Management believes that Florida Power has access to an adequate supply of oil for the reasonably foreseeable future. Florida Power's natural gas supply is purchased under firm contracts and in the spot market from numerous suppliers and is delivered under firm, released firm and interruptible transportation contracts. Existing contracts for oil are sufficient to cover the requirements when natural gas that is purchased on an interruptible basis is not available.

NUCLEAR: Florida Power has one nuclear generating plant, Crystal River Unit No. 3. In order to fuel this nuclear generating station, four distinct stages are involved, and each is contracted separately. Stage I and Stage II involve the mining and milling of the natural uranium ore to produce a concentrate and the conversion of uranium concentrate into uranium hexafluoride. Stage III and Stage IV entail the enrichment of the uranium hexafluoride, and the fabrication of the enriched uranium hexafluoride into usable fuel assemblies.

Florida Power has contracts for the supply of uranium concentrates (Stage I) and the conversion of uranium concentrates (Stage II) through 1997, and the enrichment of uranium (Stage III) and the fabrication of uranium into fuel assemblies (Stage IV) through 2004. Under anticipated operating conditions, Florida Power has all stages of the nuclear fuel supply cycle under contract for unit operations through the refueling planned in 1996. Florida Power does not anticipate any problem in obtaining and converting uranium concentrates in the short term (Stages I & II).

It will be necessary for Florida Power to enter into future contracts to cover the differences between the total unit lifetime requirements of Crystal River Unit No. 3 and the requirements covered by existing contracts. Although no assurances can be given as to the future availability or costs of such contracts, Florida Power expects that future contract commitments will be obtained at the appropriate time.

Spent nuclear fuel is stored at Florida Power's Crystal River Unit No. 3 pending disposal under a contract with the United States Department of Energy ("DOE"). (See Note 4 to the Financial Statements and Item 3 "Legal Proceedings", paragraph 8.) At the present time, Florida Power has facilities on site for the storage of spent nuclear fuel ("SNF") through the year 2010.

COAL: Florida Power anticipates a requirement of approximately 5,400,000 tons of coal in 1996. Current environmental regulations limit sulfur content, at 12,000 Btu per pound, to 1.2% for Crystal River Unit Nos. 1 and 2, and 0.7% for Unit Nos. 4 and 5. Most of the coal is expected to be supplied from the Appalachian coal fields of the United States. Approximately two thirds of the coal is expected to be delivered by rail and the remainder by barge. The coal is being supplied by Electric Fuels pursuant to contracts between Florida Power and Electric Fuels.

Electric Fuels has long-term contracts with various sources for 70% of the coal requirements of Florida Power's coal units. These long-term contracts have price adjustment provisions. Electric Fuels acquires the remainder in the spot market and under short-term contracts. Electric Fuels does not anticipate any problem obtaining the remaining Florida Power requirements with short-term contracts and in the spot market.

PURCHASED POWER: Florida Power, along with other Florida utilities, buys and sells economy power through the Florida energy brokering system. In addition, Florida Power has long-term contracts for about 480 MW of purchased power with other utilities, including a contract with The Southern Company for approximately 400 MW. Also, Florida Power has entered into purchased power contracts with certain cogenerators for 1,164 MW of capacity, of which 1,049 MW is currently available. The capacity currently available from cogenerators represents about 12% of Florida Power's total system capacity. (See Item 3, paragraphs 2 through 6, Item 7 "Operating Results - Florida Power - Fuel and Purchased Power" and Note 11 to the Financial Statements.)

REGULATORY MATTERS AND FRANCHISES

Florida Power is subject to the jurisdiction of the Florida Public Service Commission ("FPSC") with respect to retail rates, customer service, planning, construction of facilities, accounting, issuance of securities and other matters. In addition, Florida Power is subject to regulation by the Federal Energy Regulatory Commission ("FERC") with respect to transmission and sales of wholesale power, accounting and certain other matters. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service plus a reasonable rate of return on its equity.

The FPSC oversees the retail sales of the state's investor-owned utilities. The FPSC authorizes retail "base rates" that are designed to provide a utility with the opportunity to earn a specific rate of return on its "rate base", or average investment in utility plant. These rates are intended to cover all reasonable and prudent expenses of utility operations and to provide investors with a fair rate of return. The FPSC allows utilities to recover fuel, purchased power and conservation costs through an adjustment charge on monthly electric bills. Beginning in 1995, the FPSC ordered Florida Power to conduct a three-year test of revenue decoupling for its residential customers. (See Note 1 to the Financial Statements.)

Florida Power is interconnected with 22 municipal electric systems. Florida Power's wholesale customers include Seminole Electric Cooperative, Inc., the Florida Municipal Power Agency and 12 municipalities. During 1995, about 7% of Florida Power's electric revenues were from its wholesale business.

For further information with respect to rates and regulations, see Note 10 to the Financial Statements.

Florida Power's nuclear generating unit is subject to regulation by the United States Nuclear Regulatory Commission ("NRC"). The NRC's jurisdiction encompasses broad supervisory and regulatory powers over the construction and operation of nuclear reactors, including matters of health and safety, antitrust considerations and environmental impact. Florida Power has a 90.4% ownership interest in the nuclear unit it operates. (See Note 4 to the Financial Statements.)

By virtue of state and municipal legislation, Florida Power holds franchises with varying expiration dates to provide electric service in nearly all municipalities in which it distributes electric energy. Approximately 99% of revenues from customers in incorporated areas are covered by franchises. The general effect of these franchises is to grant Florida Power the right to enter upon and use streets, alleys and other public places for erecting and maintaining poles, wires and other apparatus for the sale and distribution of electric energy. All but one of the existing franchises cover a 30-year period from the date granted, the maximum allowed by Florida law. The one exception is a franchise that covers a 10-year period from the date granted. There are a total of 111 franchises, of which 8 expire before December 31, 2000, 51 expire between January 1, 2001 and December 31, 2005, 4 expire between January 1, 2006 and December 31, 2010, 20 expire between January 1, 2011 and December 31, 2015, 17 expire between January 1, 2016 and December 31, 2020, and 11 expire between January 1, 2021 and December 31, 2025. (For further information concerning these franchise agreements, see Item 7 "Operating Results - Florida Power - Utility Competition".)

ENVIRONMENTAL MATTERS

Florida Power is subject to federal, state and local regulations dealing with air and water quality and other environmental matters.

AIR: All of Florida Power's air emission sources meet the air quality standards currently set by the Florida Department of Environmental Protection ("FDEP") and/or the United States Environmental Protection Agency ("EPA").

The Clean Air Act Amendments of 1990 ("CAAA"), under Title IV, Acid Rain Control, require reduction in sulfur dioxide and nitrogen oxide emissions by the year 2000 and set a permanent cap on those emissions. The reductions are to be implemented in two phases. Phase I limitations became effective in 1995 and Phase II limitations are effective by 2000. Florida Power is not materially affected by either Phase I or Phase II. Continuous emission monitors were installed on most of Florida Power's units by the end of 1994 at a total cost of $11 million as required under Title IV. To meet Phase II limitations, Florida Power expects to spend about $10 million between 1996 and 2000 to implement a strategy based primarily on burning cleaner fuels and installing burners that reduce nitrogen oxide emissions on some coal units.

Under Title III of the CAAA, the EPA is studying the emission of hazardous air pollutants and, where appropriate, promulgating emission limitations for specific source categories. Depending on the results of these studies and the EPA's determination of the need for additional limitations, Florida Power could be required to incur additional capital expenditures and operating expenses.

Under Title V of the CAAA, Florida Power is required to pay annual operating fees based on the previous year's emissions. In 1996, these fees are expected to total approximately $725,000 and are expected to increase to approximately $1 million by 2000.

Florida Power's construction program includes approximately $6.5 million of planned environmental expenditures for air quality projects for the two-year period ending December 31, 1997.

WATER: Work began in 1994 on construction of the Polk County generating units and related facilities. (See Item 2, "Properties - Utility Operations -

Planned Generation".) Approximately $1.1 million was spent in 1995 on environmental commitments related to site development. For the two-year period ending December 31, 1997, approximately $5.1 million will be expended on environmental commitments related to site development. In addition, Florida Power's construction program includes approximately $4.4 million of additional environmental expenditures for water quality projects at other Florida Power facilities for the two-year period ending December 31, 1997.

WASTE MATERIALS: Florida Power is nearing completion of its program to reduce electrical equipment utilizing polychlorinated biphenyls ("PCBs"). All regulatory compliance dates have been met. All PCBs transformers (i.e. those having greater than 500 ppm PCBs) have been removed from all of Florida Power's electric generating plants, except for one small plant. Removal of PCB transformers from this final plant will be delayed until Florida Power decides whether and for how long the plant will remain in operation.

STORAGE TANK PROGRAM: The regulation of underground and above-ground storage tanks has expanded to affect virtually every Florida Power storage tank with a capacity of 100 gallons or greater, including vehicular fuel tanks, bulk fuel storage tanks, mineral acid tanks, hazardous material tanks and compression vessels. The FDEP's storage tank regulations require the replacement or upgrading of tanks that are not protected from corrosion, and the installation of release detection and containment capabilities for spills and leaks. These requirements must be met by 1999. Florida Power expects the annual expenditures through 1999 related to compliance with these regulations will be $1 million and $3 million for operating expense and construction, respectively.

Under a FDEP program, revenues from taxes on imported oil either have been or are expected to be used to reimburse Florida Power for the majority of past storage tank contamination cleanup expenditures. In March 1995, the Governor of the State of Florida enacted a moratorium on this FDEP program. However, Florida Power expects to receive reimbursement for cleanup activities completed prior to the moratorium. The expenditures needed to clean up the remaining storage tank contamination are not expected to be material.

With expansion of regulation and the resulting increased monitoring of tank systems and oil filled electrical equipment, further expenditures for contamination cleanup and retrofitting and upgrading equipment are likely, but these expenditures are not expected to be material to Florida Power.

ELECTROMAGNETIC FIELDS: The potential adverse effects of electromagnetic fields, or electric and magnetic fields ("EMF") upon human health continue to be an important issue in the siting, construction and operation of electric transmission and distribution systems. Pursuant to its exclusive jurisdiction to regulate EMF associated with electric transmission and distribution lines and substation facilities in Florida, the FDEP has adopted rules which establish certain EMF limits for new transmission lines and substations. The rules also require an annual review of the state of the scientific research into the potential adverse effects of EMF upon human health. The staff of the FDEP provided its progress report to the Environmental Regulation Commission in February 1995; based on its review of the scientific research, the staff recommended that no revision of the current EMF standards be made at that time. The Environmental Regulation Commission made no revision to EMF standards. Florida Power believes that compliance with these EMF rules, which at present essentially maintain the status quo with respect to regulated EMF exposure levels, will not have a material adverse effect on the cost of constructing or maintaining new transmission lines or substations.

Florida Power's management monitors and reports to Florida Power's Board of Directors at least annually on developments in research concerning the potential health effects of EMF, EMF mitigation technologies and procedures, and significant actions by principal federal and Florida agencies related to EMF.

OTHER ENVIRONMENTAL MATTERS: Florida Power has received notices from the EPA that it is or could be a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA" or "Superfund") and the Superfund Amendment and Reauthorization Act and may be liable, together with others, for the costs of cleaning up several contaminated sites identified by the FDEP. In addition to these designated sites, there are other sites where Florida Progress affiliates may be responsible for additional environmental cleanup. For further information concerning certain environmental matters relating to Florida Power, see paragraphs 10 and 11 under Item 3 "Legal Proceedings" and "Contaminated Site Cleanup" in Note 11 to the Financial Statements.

COMPETITION

For information with respect to Florida Power and competition, see Item 7 "Operating Results - Florida Power Corporation - Utility Competition".

EMPLOYEES

As of December 31, 1995, Florida Power had 4,658 full-time employees. The International Brotherhood of Electrical Workers represents approximately 2,080 of these full-time employees. The current union contract was ratified in January 1995 and expires in December 1996.

                          DIVERSIFIED OPERATIONS

Florida Progress' diversified operations are owned directly or indirectly through Progress Capital, a Florida corporation and wholly owned subsidiary of Florida Progress. Progress Capital holds the capital stock of, and provides funding for, Florida Progress' nonutility subsidiaries, which include the following:

    ELECTRIC FUELS - Formed in 1976, Electric Fuels is an energy and transportation company serving utility and industrial companies, including Florida Power. Its major businesses include coal mining, procurement and transportation; river and offshore bulk commodities terminaling; bulk commodities transportation; marine equipment repair; railcar repair and railcar parts manufacturing and reconditioning; and manufacturing and reconditioning of rail and trackworks components.

    MID-CONTINENT - Acquired in 1986, Mid-Continent is a life insurance company headquartered in Oklahoma City, Oklahoma. Mid-Continent has been in business since 1909. Its principal product is a death benefit policy which is sold through independent agents. During 1996, Mid-Continent will replace its existing policy with a new product. The new policy is expected to become Mid-Continent's core product. Other complementary products will be introduced in the future.

    PROGRESS CREDIT - Formed in 1983, Progress Credit is a financial services and real estate company with lending and leasing activities (primarily involving commercial aircraft and real estate) and real estate projects. Progress Credit has continued an orderly withdrawal strategy from lending and leasing activities, and real estate projects. Although Progress Credit's current exit strategy has been successful, the continued weakness in the airline industry and commercial real estate market has slowed Progress Credit's withdrawal efforts. As a result, Progress Credit is continuing to examine other business options that could accelerate the process.

As of December 31, 1995, Progress Capital and its subsidiaries had 2,453 full-time employees. (For additional information with respect to Progress Capital and its subsidiaries, see Item 7 "Operating Results - Diversified Operations".)

COMPETITION

Florida Progress' nonutility subsidiaries compete in their respective marketplaces in terms of price, service reliability, location and other factors. Electric Fuels competes in several distinct markets: its coal operations compete in the eastern United States utility and industrial coal markets; its marine transportation and barge operations compete in the coal, grain and bulk products transportation markets on the Ohio and lower Mississippi rivers; its marine equipment repair business competes in the inland river and gulf coast repair markets; and its rail operations compete in the railcar repair, parts and associated services markets in the eastern United States and, to a more limited extent, in the midwest and west. Factors contributing to Electric Fuels' success in these markets include a competitive cost structure, strategic locations and, in the case of its marine transportation operations, a modern fleet. There are, however, numerous competitors in each of these markets, although no one competitor is dominant in the industry. The business of Electric Fuels and its subsidiaries, taken as a whole, is not subject to significant seasonal fluctuation.

Mid-Continent actively competes with other insurance companies in all jurisdictions in which it is located. Mid-Continent's strengths have included low administrative costs, competitive commissions, and a conservative investment portfolio. However, many of Mid-Continent's competitors have more diversified lines of insurance coverage, substantially greater financial resources and direct sales forces.

For further information with respect to Florida Progress' nonutility subsidiaries and competition, see Item 7 "Operating Results - Diversified Operations".

ENVIRONMENTAL MATTERS

Electric Fuels is subject to federal, state and local regulations which govern air and water quality, waste disposal and other environmental matters. The coal mining business is affected primarily by the Clean Water Act, the Clean Air Act and the Surface Mining Control and Reclamation Act of 1977. The transportation and the railcar and marine repair businesses are primarily affected by the Resource Conservation and Recovery Act, the Emergency Planning and Community Right-To-Know Act and the Clean Water Act.

The Environmental Affairs Department of Electric Fuels reviews existing and emerging environmental regulations, disseminates applicable environmental information throughout the organization and conducts site specific environmental compliance audits. Transactional environmental assessments are performed on new acquisitions to determine the potential environmental liabilities associated with the facilities being considered. Compliance with environmental laws and regulations has not had a material effect on Electric Fuels' capital expenditures, earnings or competitive position, and Electric Fuels does not anticipate making any material capital expenditures for environmental facilities through the end of 1997.

For further information concerning certain environmental matters relating to Florida Progress' diversified operations, see paragraph 12 under Item 3 "Legal Proceedings" and Note 11 to the Financial Statements.

                             EXECUTIVE OFFICERS

Kenneth E. Armstrong, Vice President, General Counsel and Secretary of Florida Progress and Florida Power, Age 48

In April 1993, Mr. Armstrong was appointed to his position of Vice President, General Counsel and Secretary of Florida Progress. In March 1995, he was also appointed Vice President and General Counsel of Florida Power effective April 3, 1995. From April 1992 to April 1993, Mr. Armstrong served as Vice President,

General Counsel and Assistant Secretary of Florida Progress. He joined Florida Progress in August 1986 as Assistant General Counsel, was appointed Assistant Secretary in April 1987, General Counsel in July 1990, and Vice President in April 1992. He also served as Assistant Secretary of Florida Power from April 1987 until his appointment as Secretary in April 1993.

Dr. Percy M. Beard, Jr., Senior Vice President, Nuclear Operations of Florida Power, Age 59

Since November 1989, Dr. Beard's principal occupation has been as shown above.

Jack B. Critchfield, Chairman of the Board and Chief Executive Officer of Florida Progress, and Chairman of the Board of Florida Power, Age 62

Dr. Critchfield has been Chairman of the Board of Directors of Florida Power since April 1990. Effective April 1, 1996, he will relinquish his title as Chairman of the Board of Florida Power, but will remain a Director. Since December 1991, Dr. Critchfield has been Chairman of the Board and Chief Executive Officer of Florida Progress. From January 1991 to December 1991, Dr. Critchfield was Chairman, President and Chief Executive Officer of Florida Progress, from February 1990 to January 1991 he was President and Chief Executive Officer, and from February 1988 to February 1990, he was President and Chief Operating Officer of Florida Progress. Dr. Critchfield is a director of Barnett Banks, Inc., Jacksonville, Florida.

John A. Hancock, Senior Vice President, Energy Supply of Florida Power, Age 55

Mr. Hancock became Senior Vice President, Energy Supply, effective January 1993. From September 1989 to January 1993, Mr. Hancock was Senior Vice President, Power Operations of Florida Power.

Jeffrey R. Heinicka, Senior Vice President and Chief Financial Officer of both Florida Progress and Florida Power, Age 41

From December 1990 until appointment to his current positions in March 1994, Mr. Heinicka served as Vice President and Treasurer of Florida Progress. Mr. Heinicka also served as Vice President and Treasurer of Florida Power from April 1993 to March 1994, a position he held concurrently with his Vice President and Treasurer position at Florida Progress.

Allen J. Keesler, Jr., Group Vice President, Utility Group of Florida Progress, and President and Chief Executive Officer of Florida Power, Age 57

Effective April 1, 1996, Mr. Keesler is retiring from the above positions and resigning from his position as a Director of Florida Progress. Mr. Keesler is also a director of Florida Power and will remain so after retiring on April 1st. Since February 1988, Mr. Keesler's principal occupation has been as shown above. From January 1983 to February 1988, he served as President and Chief Executive Officer of Talquin Corporation ("Talquin"), a former subsidiary of Florida Progress. Mr. Keesler served as Group Vice President, Development Group, of Florida Progress, from January 1986 to February 1988. Mr. Keesler is a director of SouthTrust Corporation, Birmingham, Alabama.

Richard D. Keller, Group Vice President, Energy and Transportation of Florida Progress, and President and Chief Executive Office of Electric Fuels Corporation, Age 42

Since May 1990, Mr. Keller's principal occupation has been as shown above. He has served as President and Chief Executive Officer of Electric Fuels since February 1988.

Richard Korpan, President and Chief Operating Officer of Florida Progress,
Age 54

In February 1996, Mr. Korpan was also appointed Chairman of the Board and Chief Executive Officer of Florida Power effective April 1, 1996. Since December 1, 1991, Mr. Korpan's principal occupation has been President and Chief Operating Officer of Florida Progress. From August 1989 to December 1991, he was Executive Vice President and Chief Financial Officer of Florida Progress. He joined Florida Progress in June 1989 to assume the position of Executive Vice President and Chief Financial Officer. From 1986 to June 1989, Mr. Korpan was President and Chief Executive Officer of Pacific Diversified Capital Company, a subsidiary that comprises the nonutility operations of San Diego Gas & Electric Company. Mr. Korpan is a director of SunTrust Bank, Tampa Bay and Acordia of Central Florida, Inc.

David L. Miller, Senior Vice President, Corporate Services of Florida Power, Age 51

Since January 1993, Mr. Miller's principal occupation has been as shown above. From October 1990 to January 1993, Mr. Miller was Senior Vice President, Administrative Services of Florida Power.

Joseph H. Richardson, Senior Vice President, Energy Distribution of Florida Power, Age 46

In February 1996, Mr. Richardson was appointed President and Chief Operating Officer of Florida Power and Group Vice President, Utility Group of Florida Progress, effective April 1, 1996. Since April 1995, Mr. Richardson's principal occupation has been Senior Vice President, Energy Distribution of Florida Power. From October 1993 to April 1995, he served as Senior Vice President, Legal and Administrative Services, and General Counsel of Florida Power. From August 1991 through April 1995, Mr. Richardson also held the position of Senior Vice President of Florida Progress. He was President and Chief Executive Officer of Talquin from May 1990 until September 1993. From May 1990 to August 1991, Mr. Richardson was Group Vice President, Development Group.

There are no family relationships between any director and/or any executive officer of Florida Progress or Florida Power. The executive officers serve at the pleasure of the Boards of Directors. Each executive officer is appointed annually.

ITEM 2.  PROPERTIES

Florida Progress believes that its physical properties and those of its subsidiaries are adequate to carry on its and their businesses as currently conducted. Florida Progress and its subsidiaries maintain property insurance against loss or damage by fire or other perils to the extent that such property is usually insured. (See Note 11 to the Financial Statements.) Substantially all of Florida Power's utility plant is pledged as collateral for Florida Power's First Mortgage Bonds. Certain river barges and tug/barge units owned or operated by Electric Fuels are subject to liens in favor of certain lenders, as are certain real estate properties held by Progress Credit. Equipment owned by Progress Credit and leased under finance leases is subject to liens in favor of secured lenders.

                            UTILITY OPERATIONS

GENERATION: As of December 31, 1995, the total net winter generating capacity of Florida Power's generating facilities was 7,347 MW. This capacity was generated by 13 steam units with a capacity of 4,661 MW and 44 combustion turbine peaking units with a capacity of 2,686 MW. Florida Power's ability to use its generating units may be adversely impacted by various governmental regulations affecting nuclear operations and other aspects of Florida Power's business. (See "Regulatory Matters and Franchises" and "Environmental Matters" under Item 1 "Business - Utility Operations - Florida Power.") Operation of these generating units may also be substantially curtailed by unanticipated equipment failures or interruption of fuel supplies. On February 5, 1996, Florida Power experienced a new peak of 8,745 MW. Florida Power met this demand through system generating capacity, purchased power and demand-side management programs. Florida Power expects to have sufficient system capacity and demand-side management capabilities to meet anticipated future demand.

Florida Power's existing generating plants (all located in Florida) and their capacities at December 31, 1995 are as follows:
                                                                 Winter Net
                                                                  Maximum
                                                                 Dependable
                    Primary     Location      Steam    Peaking    Capacity
    Plants           Fuel       (County)        MW        MW          MW
----------------    -------   -------------  -------   -------   ----------
Crystal River:                 Citrus
  Unit #1           Coal                        373         -         373
  Unit #2           Coal                        469         -         469
  Unit #3           Uranium                     755*        -         755
  Unit #4           Coal                        717         -         717
  Unit #5           Coal                        717         -         717
                                              -----                 -----
                                              3,031                 3,031
Anclote:                       Pasco
  Unit #1           Oil                         517         -         517
  Unit #2           Oil                         517         -         517
Bartow              Oil        Pinellas         449       217         666
Turner              Oil        Volusia            -       200         200
Intercession City   Oil        Osceola            -       750         750
DeBary              Oil        Volusia            -       786         786
Higgins             Oil        Pinellas           -       158         158
Bayboro             Oil        Pinellas           -       232         232
Avon Park           Oil        Highlands          -        64          64
Port St. Joe        Oil        Gulf               -        18          18
Rio Pinar           Oil        Orange             -        18          18
Suwannee River      Oil        Suwannee         147       201         348
University of Fla.  Gas        Alachua            -        42          42
                                              -----     -----       -----
                                              4,661     2,686       7,347
                                              =====     =====       =====
* Represents 90.4% of total plant capacity. The remaining 9.6% of capacity was owned by other parties.

PLANNED GENERATION AND ENERGY SALES: Florida Power and Georgia Power Company ("Georgia Power") are expected to become co-owners of a 165 MW advanced combustion turbine to be located at Florida Power's Intercession City site. The unit is expected go into commercial operation in 1996. Florida Power will operate and maintain the unit for both owners. Once this unit is in commercial operation, Georgia Power will have the exclusive right to the output of this unit during the months of June through September. Florida Power will have that right for the balance of the year.

In a separate agreement, Florida Power has agreed to sell between 150 and 400 MW of summer-peaking capacity annually to Georgia Power from 1996 through 1999. Since Florida Power is a winter-peaking utility and Georgia Power is a summer-peaking utility, this transaction benefits both parties. Florida Power's generation strategy includes continuing efforts to sign similar energy agreements with other utilities.

In 1992, the FPSC granted Florida Power a certificate of need to build 470 MW of new generation using combined cycle technology. In September 1994, Florida Power purchased approximately 8,100 acres of mined-out phosphate land for the new power plant site. The site is located in Polk County, Florida, approximately 50 miles east of Tampa. Site development activities are currently underway. Commencement of construction of the initial unit is planned for 1996. The first power block is a 470 MW combined cycle unit that is planned to come on line in 1998. Florida Power plans to use natural gas to fuel the first phase of the new energy complex in Polk County. (See Item 7 "Liquidity and Capital Resources - Florida Power Corporation".)

Florida Power has obtained capacity on the Florida Gas Transmission Company's ("FGT") system for the transportation of natural gas to the planned combined cycle unit at Polk County. The capacity was acquired through permanently released capacity from Lake Apopka Natural Gas District, the City of Tallahassee, Gainesville Regional Utilities, the City of Lakeland and the Orlando Utilities Commission, as well as reserving some of the capacity of a planned FGT expansion. The capacity will be released beginning in November 1996 with all capacity available to Florida Power by March 1998. The FGT expansion capacity will require FERC approval.

Florida Power's expansion plan for generation is summarized in the table below:

                                                       Maximum Dependable
                                                        Winter Capacity
                                               ---------------------------------
                        Location     Planned     Steam      Peaking      Total
Plants                  (County)   In Service      MW         MW           MW
------------            --------   ----------   -------    --------    ----------
Intercession City(1)    Osceola       1996          -         165          165
Combined Cycle #1       Polk          1998        470           -          470
                                                                         -----
                                                                           635
Existing system generation                                               7,347
                                                                         -----

 Total planned system generation by the year 2000 is                     7,982
                                                                         =====
(1) Florida Power will co-own this unit with Georgia Power.

Some of the capacity from the Polk County site will be used to meet the requirements of a wholesale contract signed in 1995 to sell an additional 455 MWs to Seminole Electric Cooperative, beginning in 1999.

In connection with the construction of new power plants in Florida, the FPSC requires each investor-owned electric utility to engage in a competitive bidding process for the construction of new generation unless the utility demonstrates on a case-by-case basis that such a process is not in the best interests of the utility's ratepayers. Although this rule could eventually affect Florida Power's ability to construct its own power plants, it will not affect the construction of the gas-fired combined cycle generating unit at Florida Power's site in Polk County, Florida, because as noted above, the FPSC already has granted Florida Power a certificate of need for this unit.

NUCLEAR PLANT AND NUCLEAR INSURANCE: Information regarding nuclear plant and nuclear insurance is contained in Notes 4 and 11 to the Financial Statements.

TRANSMISSION AND DISTRIBUTION: As of December 31, 1995, Florida Power distributed electricity through 344 substations with an installed transformer capacity of 40,998,200 kilovolt amperes ("KVA"). Of this capacity, 28,166,750 KVA is located in transmission substations and 12,959,525 KVA in distribution substations. Florida Power has the second largest transmission network in Florida. Florida Power has 4,557 circuit miles of transmission lines of which 2,610 circuit miles are operated at 500, 230, or 115 kilovolts ("KV") and the balance at 69 KV. Florida Power has 23,527 circuit miles of distribution lines which operate at various voltages ranging from 2.4 to 25 KV.

In 1995, the FPSC approved Florida Power's petition for the amortization of the accumulated costs for the canceled Lake Tarpon-Kathleen Transmission line ("LTK line"). The costs are being amortized over a four-year period that began on January 1, 1995. (See Item 7 "Operating Results").


                          DIVERSIFIED OPERATIONS
ELECTRIC FUELS

Electric Fuels owns and/or operates approximately 1,800 railcars, 30 locomotives, 600 river barges and 21 river towboats that are used for the transportation and shipping of coal, steel and other bulk products. Through joint ventures, Electric Fuels has five oceangoing tug/barge units. An Electric Fuels subsidiary, through another joint venture, owns one third of a large bulk products terminal, located on the Mississippi River south of New Orleans, which handles coal and other products. Electric Fuels provides drydocking and repair services to towboats, offshore supply vessels and barges through operations it owns near New Orleans, Louisiana.

Electric Fuels controls, either directly or through subsidiaries, coal reserves located in eastern Kentucky and southwestern Virginia. Electric Fuels owns, in fee, properties that contain estimated proven and probable coal reserves of approximately 170 million tons and controls, through mineral leases, additional estimated proven and probable coal reserves of approximately 80 million tons. Electric Fuels also owns a 50% undivided interest in coal reserves located in West Virginia that currently are being leased to a third party under an agreement that expires in March 1998. The reserves controlled by Electric Fuels include substantial quantities of high quality, low sulfur coal that is appropriate for use at Florida Power's existing generating units. Electric Fuels' total production of coal during 1995 was approximately 3.9 million tons.

In connection with its coal operations, an Electric Fuels subsidiary, through a joint venture, has a 50% ownership interest in the operation of an underground mining complex in southeastern Kentucky and southwestern Virginia. Other Electric Fuels subsidiaries own and operate surface and underground mines, coal processing and loadout facilities and a river terminal facility in eastern Kentucky, a railcar-to-barge loading facility in West Virginia, and three bulk commodity terminals: one on the Ohio River in Cincinnati, Ohio, and two on the Kanawha River near Charleston, West Virginia. Electric Fuels and its subsidiaries employ both company and contract miners in their mining activities.

An Electric Fuels subsidiary owns railroad car repair and parts reconditioning and rail and trackworks facilities in 13 states, including a railcar hydraulic cushioning unit manufacturing and reconditioning facility in Fort Worth, Texas.

Another subsidiary of Electric Fuels owns and operates a manufacturing facility at the Florida Power Energy Complex in Crystal River, Florida. The manufacturing process utilizes the fly ash generated by the burning of coal as the major raw material in the production of lightweight aggregate used in building blocks. Electric Fuels also operates an environmental testing laboratory in Tampa, Florida.

MID-CONTINENT

Mid-Continent owns an office building in Oklahoma City, Oklahoma.

PROGRESS CREDIT

Progress Credit, through its leasing operations, owns 18 aircraft, 3 spare aircraft engines, 25 locomotives and other property. The aircraft and engines are mainly leased to seven U.S. commercial airlines. Information concerning Progress Credit's net investment in these assets is included in Note 6 to the Financial Statements. Through its real estate development subsidiary, Talquin Development Company ("Talquin Development"), Progress Credit owns real estate throughout Florida. Barnett Tower, which is Florida Progress' headquarters building, and the Carillon office park, account for about two thirds of the real estate assets. Both properties are located in St. Petersburg, Florida. Other holdings include several office buildings in St. Petersburg and one in Tallahassee, Florida, 2,000 acres near Lakeland, Florida, a marina in St. Petersburg, Florida with 235 wet slips and 400 high and dry slips, and 10 acres of property adjacent to the marina.

ITEM 3.  LEGAL PROCEEDINGS

1. In re: Petitions of Florida Power Corporation for approval to increase the accrual for nuclear decommissioning costs.

      In November 1995, the FPSC approved a new site-specific study that estimated total future decommissioning costs at approximately $2.0 billion, which corresponds to $404.6 million in 1995 dollars. Florida Power increased its share of the retail portion of annual decommissioning expense to the FPSC-approved level of $20.5 million, effective January 1995. Expecting similar treatment from the FERC in 1996, Florida Power also has adjusted the wholesale portion of this expense in a comparable manner, increasing it to $1.2 million annually.

2. In re: Standard Offer Contract for the purchase of firm capacity and energy from a qualifying facility between Panda-Kathleen, L.P. and Florida Power Corporation, FPSC Docket No. 950110-EI.

      Panda-Kathleen, L.P. v. Florida Public Service Commission, Supreme Court, State of Florida, Case No. 87,175.

      On January 23, 1995, Florida Power petitioned the FPSC for a declaratory statement that Florida Power's standard offer contract is not available to Panda-Kathleen, L.P. ("Panda") if it constructs a 115 MW facility. The FPSC's rules limit standard offer cogeneration projects to 75 MW. Florida Power's petition also seeks a declaration that the contract term is 20 years rather than 30 years. Panda intervened in the proceeding and filed its own declaratory statement petition on the issues raised by Florida Power and raised additional issues regarding postponement of significant milestone dates in the contract pending the FPSC's resolution of the proceeding. On June 29, 1995, Panda filed a petition for formal evidentiary proceeding and full FPSC hearing alleging that there are material issues of fact in dispute which must be resolved in a fact-finding evidentiary hearing rather than through a declaratory order proceeding. On August 16, 1995, the FPSC issued an order granting a formal evidentiary hearing in this case. On September 12, 1995, Panda filed a motion to dismiss this case, claiming that the FPSC did not have jurisdiction. On December 26, 1995, the FPSC issued an order denying Panda's motion to dismiss and motion to stay or abate proceedings. On January 12, 1996, Panda filed a petition for writ of certiorari with the Florida Supreme Court requesting reversal of this order and dismissal of the FPSC case. The Florida Supreme Court has not yet taken action on this petition. The FPSC held a hearing on this matter on February 19, 1996 and is expected to issue a decision by the end of the second quarter 1996.

      Panda-Kathleen, L.P. v. Florida Power Corporation, United States District Court for the Middle District of Florida, Tampa Division, Case No. 95-992-CIV-T-24(C).

      Panda instituted the above-referenced proceeding against Florida Power on June 26, 1995, in the United States District Court for the Middle District of Florida. On December 8, 1995, Panda voluntarily dismissed this case without prejudice. This case is now considered terminated for reporting purposes.

      Florida Power Corporation v. Panda-Kathleen Corp., United States District Court for the Middle District of Florida, Tampa Division, Case No. 95-2145-CIV-T-25-B.

      On December 27, 1995, Florida Power filed a complaint for declaratory and other relief in the above-referenced case. A dispute exists between Florida Power and Panda with regard to Panda's allegations that Florida Power tortiously interfered with Panda's rights by contracting in 1995 with the City of Lakeland, Florida for certain rights to transport natural gas over an interstate natural gas pipeline. The complaint requests the court to enter a declaratory judgment that Panda had no contractual or other right that was legally superior to Florida Power's right to negotiate or contract with the City of Lakeland and declare that Florida Power did not tortiously interfere with any contractual or legal right of Panda with respect to the City of Lakeland. On January 24, 1996, Panda filed a motion to dismiss Florida Power's complaint. The court is expected to rule on this motion by the end of the second quarter 1996. (See Notes 1 and 11 to the Financial Statements for further information regarding purchased power expenses and commitments.)

3. Orlando Cogen (1), Inc. and Orlando Power Generation I Inc., as general partners of and on behalf of Orlando CoGen Limited, L.P. v. Florida Power Corporation, U.S. District Court, Middle District of Florida, Orlando Division, Case No. 94-303-CIV-ORL-22.

      In 1993, Florida Power notified Orlando CoGen Limited, L.P. ("OCL"), a limited partnership selling electricity to Florida Power, that OCL was in default of its purchased power contract with Florida Power by failing to install and maintain backup fuel at its cogeneration facility. On March 10, 1994, the general partners of OCL - Orlando CoGen (1), Inc., a subsidiary of Air Products and Chemicals, Inc., and Orlando Power Generation I Inc., a subsidiary of UtilCo Group - filed suit against Florida Power as general partners of and on behalf of OCL. As amended, the suit sought unspecified damages under federal and state antitrust laws and an order directing Florida Power to pay the capacity payment under the contract. The suit also included a breach of contract count based on Florida Power's reliance on the pricing mechanism specified in the contract, which allows Florida Power to pay an as-available energy price rather than a higher firm energy price when the avoided unit upon which the contract price is based would not have been operated.

      On February 3, 1996, the parties executed a final settlement agreement subject to the approval of the FPSC and OCL's lenders. In general, the terms of the agreement provide for a mutually agreed upon (i) methodology for computing the energy payments under the negotiated contract, (ii) resolution of the dispute concerning backup fuel, (iii) off-peak curtailment, (iv) escalation for the avoided unit variable operation and maintenance expense portion of the energy payment to reflect more current inflationary trends, and (v) adjustments to energy payments already made under the negotiated contract. The parties have executed mutual releases. The FPSC and OCL's lenders are expected to approve the agreement by the end of the third quarter 1996. (See Notes 1 and 11 to the Financial Statements for further information regarding purchased power expenses and commitments.)

4. Pasco Cogen, Ltd. v. Florida Power Corporation, Florida Circuit Court, Sixth Judicial Circuit for Pasco County, Case No. 94-5331-CA-DIV-Y.

      On October 14, 1994, Florida Power was served with a complaint brought by Pasco Cogen, Ltd. ("Pasco"), a Florida limited partnership. Under a purchase power contract, Pasco sells electricity to Florida Power from Pasco's natural-gas-fired cogeneration facility located in Pasco County, Florida. The dispute involves Florida Power's reliance on the pricing mechanism specified in Pasco's contract, which allows Florida Power to pay an as-available energy price rather than a higher firm energy price when the avoided unit upon which the contract price is based would not have been operated. Pasco seeks a declaratory judgment that it is entitled to higher payments for energy delivered to Florida Power and a mandatory injunction requiring Florida Power to pay higher energy payments, based on Pasco's allegation that the avoided unit would have operated more often than Florida Power's model indicates. Pasco also seeks unspecified damages for Florida Power's alleged breach of the Pasco contract and violations of Florida antitrust law. The case is expected to go to trial in 1996. (See Notes 1 and 11 to the Financial Statements for further information regarding purchased power expenses and commitments.)

5. NCP Lake Power, Inc. v. Florida Power Corporation, Florida Circuit Court, Fifth Judicial Circuit for Lake County, Case No. 94-2354-CA-01.

      On October 21, 1994, Florida Power was served with a complaint brought by NCP Lake Power, Inc. ("Lake"), a general partner of Lake Cogen Ltd, a Florida limited partnership. Under a purchase power contract, Lake sells electricity to Florida Power from Lake's natural-gas-fired cogeneration facility located in Lake County, Florida. The dispute involves Florida Power's reliance on the pricing mechanism specified in Lake's contract which allows Florida Power to pay an as-available price rather than a higher firm energy price when the avoided unit upon which the contract price is based would not have been operated. Lake seeks unspecified damages for Florida Power's alleged breach of the Lake contract, and an issue of liability that Lake is entitled to higher payments for energy delivered to Florida Power. On November 17, 1995, Lake filed a motion for partial summary judgment on the issue of liability. On December 14, 1995, Florida Power filed an opposing motion for partial summary judgment declaring that the contract provides for Florida Power to pay Lake at an as-available rate during periods when the contractually-defined avoided unit would not have operated. On January 23, 1996, the court entered a partial summary judgment ordering Florida Power to pay Lake at the firm energy cost rate when the avoided unit with operational characteristics of an operable 1991 pulverized coal unit contemplated by the Lake/Florida Power agreement would have been operating, and at the as-available energy cost rate during those times when the avoided unit would not have been operating. Florida Power is currently working to determine when that avoided unit would have been operating. (See Notes 1 and 11 to the Financial Statements for further information regarding purchased power expenses and commitments.)

6. Metropolitan Dade County and Montenay Power Corp. v. Florida Power Corporation, Circuit Court of the Eleventh Circuit for Dade County, Florida, Case No 96-02990CA-22.

      Metropolitan Dade County ("Dade") owns a municipal solid waste to energy facility which is operated by Montenay Power Corp. ("Montenay"). Florida Power has contracted to purchase 43 MWs from the facility for a term of 22 years beginning in 1991. During 1994, a dispute arose over the price paid for energy under this contract. Florida Power began paying an as available price rather than a higher firm energy price when the avoided unit upon which the contract price is based would not have been operated. Dade claims that by mischaracterizing the avoided unit, Florida Power has overstated the periods of time when the unit would not have operated.

      On February 13, 1996, Dade and Montenay filed a complaint that Florida Power's alleged failure to pay Dade in accordance with the contract constitutes a breach of the contract. Dade's complaint also asks the court to declare that Dade's interpretation of the contract's energy pricing provision is correct. Finally, Dade alleges that Florida Power's implementation of the energy pricing provision of the contract violates federal and state antitrust laws, for which Dade seeks treble damages.

      On March 1, 1996, Florida Power filed a notice of removal of this case to the United States District Court for the Southern District of Florida, Miami Division. The United States District Courts have original jurisdiction because the federal antitrust claim arises under the laws of the United States. (See Notes 1 and 11 to the Financial Statements for further information regarding purchased power expenses and commitments.)

7. Praxair, Inc. v. Florida Power & Light Company and Florida Power Corporation, U.S. District Court for the Middle District of Florida, Tampa Division, Civil Action No. 88-1672-CIV-T-13C.

      On October 14, 1988, Praxair, Inc. ("Praxair"), successor to a portion of Union Carbide Corporation's former operations, filed this suit seeking both injunctive relief and damages. Praxair claims Florida Power violated provisions of the Sherman and Clayton Antitrust Acts, primarily by refusing to provide retail electric service to Praxair's plant at Mims, Florida. Florida Power's records indicate that a territorial agreement has been in effect between it and Florida Power & Light Company ("FP&L") for approximately 30 years, pursuant to which it was understood and agreed that FP&L, not Florida Power, would provide retail service in the area in question. Florida Power's records also indicate that this territorial agreement was approved by the FPSC pursuant to a state policy encouraging retail service territorial agreements, and that at least one amendment to the territorial agreement was approved by the FPSC as part of its supervision of Florida Power's and FP&L's territorial arrangements.

      On November 22, 1988, Florida Power and FP&L jointly filed a motion for summary judgment contending that there is no dispute as to any material issue of fact, and that the case should be decided in their favor as a matter of law because the approved territorial agreement qualifies for the state action exemption from the antitrust laws. The FPSC entered an appearance in this case in support of the joint motion for summary judgment. On May 2, 1989, the plaintiff filed a motion for partial summary judgment as to the issue of liability. On December 8, 1993, the court denied both motions. Praxair, FP&L and Florida Power all filed motions for reconsideration of the December 8, 1993 order. On January 26, 1994, the court denied all motions for reconsideration on the basis that a material issue of fact exists. The court delayed additional discovery and the setting of the case for trial in order to allow appeals of the court's January 26th order. Florida Power and FP&L filed notices of appeal with the U.S. Court of Appeals for the 11th Circuit on February 8, 1994, and Praxair filed a notice of cross appeal on February 22, 1994. Briefs were filed by all parties, as well as by the FPSC and the Attorney General of Florida as amici curiae in support of the positions of Florida Power and FP&L. On September 19, 1995, the court of appeals reversed the district court's denial of the summary judgment motion filed by Florida Power and FP&L. The court of appeals held that summary judgment should have been granted because sufficient "state action" by the FPSC existed so as to allow Florida Power and FP&L to divide service territories in the county in which Praxair is located without violating antitrust laws governing restraints of trade. On December 15, 1995, Praxair's request for rehearing of the September 19th order was denied. On March 15, 1996, Praxair filed a petition for review with the United States Supreme Court. Florida Power does not expect the United States Supreme Court to grant the petition.

8. Northern States Power Company, et al., v. United States Department of Energy, Case Number 94-1457, U.S. Court of Appeals, D.C. Circuit.

      On June 20, 1994, Florida Power joined with 13 other nuclear utilities in an action brought against the DOE under the terms of the Nuclear Waste Policy Act ("NWPA"). The NWPA requires the DOE to accept responsibility for spent nuclear fuel ("SNF") and high level radioactive waste ("HLW") by January 31, 1998. The DOE has announced that it will not meet that deadline. The utilities seek a declaration that the NWPA imposes on the DOE an unconditional obligation to accept SNF and HLW by January 31, 1998, and an order directing the DOE to develop a program with milestones and appropriate reporting requirements, to ensure the DOE's compliance with the statutorily mandated date. Failure of the DOE to accept SNF and HLW will not immediately affect Florida Power, which has sufficient on-site storage capacity for spent fuel through about the year 2010. If, however, the DOE does not begin accepting spent fuel and high-level waste, eventually Florida Power will be forced to seek other temporary storage options. The briefing and oral arguments were completed on January 17, 1996, and the parties are now awaiting a court order.

9. Wanda L. Adams, et. al. vs. Florida Power Corporation and Florida Progress Corporation, U.S. District Court, Middle District of Florida, Ocala Division; Case No. 95-123-CIV-OC-10.

      On October 13, 1995, Florida Power and Florida Progress were served with a multi-party lawsuit involving 17 named plaintiffs. All former Florida Power employees, the plaintiffs generally allege age discrimination in violation of the Age Discrimination and Employment Act and wrongful interference with pension rights in violation of the Employee Retirement Income Security Act as a result of their involuntary terminations. While no dollar amount is requested, each plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys' fees.

      On November 10, 1995, Florida Power filed its answer, a motion to dismiss Florida Progress, and a counterclaim against five of the plaintiffs who signed a career transition agreement and general release, promising, among other things, not to sue Florida Power with respect to this matter. The counterclaim seeks enforcement of the agreement, dismissal of plantiffs' complaint, and an award of attorneys' fees and costs of litigation. On November 28, 1995, the plaintiffs filed a motion to certify this case as a class action. Florida Power filed a motion in opposition on January 15, 1996. The court is expected to rule on these motions by the end of the second quarter 1996. This case is scheduled for trial in January 1997.

10.   Sanford Gasification Plant Site, Sanford, Florida

      The Sanford gasification site is a former manufactured gas plant site located in the city of Sanford, Florida. It began operation in the 1880's and continued through the early 1950's. Originally owned by Southern Utilities Company, the plant was purchased in 1924 by the City of Sanford, then sold again in 1928 to Sanford Gas Company. Sanford Gas Company, which merged into Florida Power in 1944, operated the plant until 1946 when it was sold to South Atlantic Gas Company (later Atlanta Gas Light Company). The plant was conveyed three more times, being purchased by the current owner, Florida Public Utilities Company ("FPUC"), in 1965. The FDEP began investigating the site in 1990. FPUC subsequently initiated an action styled FPUC v. Florida Power, FP&L, Atlanta Gas Company and City of Sanford, Florida, United States District Court for the Middle District of Florida, Orlando Division, Civil Action No. 92-115-CIV-ORL-19, seeking contribution from former owners or operators of the site, including Florida Power. The complaint alleged with regard to Florida Power, that its liability was based on prior ownership and operation of the gasification plant between the years 1928 and 1946. This action was dismissed without prejudice on February 17, 1995.

      In response to the FDEP, the parties to the action initiated by FPUC had a contamination assessment conducted. The report of this assessment was forwarded to FDEP on February 3, 1994. The FDEP reviewed the report and issued its site prioritization report, scoring the site with regard to the national priorities list. Currently, the site is evaluated at 25.9 with
      28.5 as the threshold for listing the site on the national priorities list.

      In the first quarter 1996, the FDEP is scheduled to begin a supplemental study of nearby Lake Monroe, due to some indication of contamination in the water and soil. If confirmed, this could score the site well over the
      28.5 threshold referred to above, thereby making the site a superfund site under CERCLA. A railroad yard and a former sewage treatment facility, unrelated to the gas plant site, could be responsible for any contamination that might be detected in the lake. The study is expected to be completed in 1996. The FDEP study will then be forwarded to the EPA for comment and evaluation in connection with re-scoring the site.

      Florida Power cannot at this time reasonably ascertain its share of the costs of cleaning up this site because of variables beyond its control, including: (i) whether the EPA will score the site above 28.5, thus placing the site under federal regulations requiring a more costly cleanup; (ii) whether litigation will ensue to determine the allocation of liability, and if so, among what number of other PRPs; and (iii) the cost of potential cleanup, monitoring or other work. This matter is being reported because liability for the cleanup of certain sites is technically joint and several and because the extent to which other parties will ultimately share in the cleanup costs at this site is not yet determinable. (See Note 11 to the Financial Statements for further information regarding the potential costs.)

11. Peak Oil Company, Missouri Electric Works, 62nd Street, AKO Bayside, Bluff Electric and Sydney Mine Superfund Sites.

      Florida Power has been notified by the EPA that it is or could be a PRP with respect to each of the above Superfund sites. Based upon the information presently available, Florida Power has no reason to believe that its total liability for the cleanup of these sites will be material or that it will be required to pay a significantly disproportionate share of those costs. However, these matters are being reported because liability for cleanup of certain sites is technically joint and several, and because the extent to which Florida Power may ultimately have to participate in those cleanup costs is not presently determinable. (See
      Note 11 to the Financial Statements for further information regarding the potential costs.)

12.   Peak Oil Company and Zellwood Groundwater Superfund Sites.

      Florida Progress has been notified by the EPA that Progress Packaging Corporation ("Progress Packaging") is or could be a PRP in reference to the Zellwood Groundwater site, and Crown Window Company ("Crown") is or could be a PRP with respect to the Peak Oil Company site. Florida Progress sold the assets of Progress Packaging in 1988 and sold assets of Crown in 1991. Talquin Development, as successor to Crown by merger, signed a de minimus administrative order of consent on February 25, 1995 agreeing to a total payment of $2,607. The de minimus settlement payment was made to the EPA on September 14, 1995. This Peak Oil matter is now considered terminated for reporting purposes. The Progress Packaging matter has had no further development since Florida Progress responded to the government's request for supplemental information in June 1994. Based upon the information presently available, Florida Progress believes that its total liability for the cleanup of the Zellwood site will not be material. These matters are being reported because liability for cleanup of certain sites is technically joint and several, and because, in the case of the Zellwood site, the extent to which Florida Progress may ultimately have to participate in the cleanup costs is not presently determinable. (See Note 11 to the Financial Statements for further information regarding the potential costs.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                   PART II


ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
                               FLORIDA PROGRESS

Florida Progress' common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange. The high and low price per share of Florida Progress' common stock for each quarterly period and the dividends per common share paid on shares of Florida Progress' common stock during the last two fiscal years appears in Item 8 on the "Quarterly Financial Data" table for Florida Progress at the end of the Notes to the Financial Statements, and is incorporated herein by reference.

In February 1996, Florida Progress' Board announced an increase of about 2% in the common stock quarterly dividend which on an annual basis would increase the dividend from $2.02 to $2.06 per share. Florida Progress' current dividend payout ratio is about 81% of earnings. Information concerning the Florida Progress dividend payout ratio and dividend policy is set forth in Item 7 under the heading "Liquidity and Capital Resources".

Florida Progress' Restated Articles of Incorporation, as amended, do not limit the dividends that may be paid on its common stock. However, the primary source for payment of Florida Progress' dividends consists of dividends paid to it by Florida Power. Florida Power's Amended Articles of Incorporation, as amended, and its Indenture dated as of January 1, 1944, as supplemented, under which it issues first mortgage bonds, contain provisions restricting dividends in certain circumstances. At December 31, 1995, Florida Power's ability to pay dividends was not limited by these restrictions.

Florida Progress and Progress Capital have entered into an Amended and Restated Support Agreement dated as of February 1, 1991, pursuant to which Florida Progress has agreed to cause Progress Capital to have at the last day of each month a net worth (defined generally as the sum of capital stock and retained earnings minus the sum of treasury stock and intangible assets) equal to $150 million, plus 50% of Progress Capital's consolidated net income since January 1, 1990 (and not minus any consolidated net loss), plus the net proceeds to Progress Capital of any capital stock or equity contribution issued to or made by Florida Progress or any of its subsidiaries since January 1, 1990 (other than an equity contribution consisting of capital stock or assets of a subsidiary of Florida Progress). As of December 31, 1995, Progress Capital's net worth was $106.6 million higher than the amount required under this agreement.

The approximate number of equity security holders of Florida Progress is as follows:

                                   Number of Registered Holders
       Title of Class                 as of February 8, 1996
------------------------------     ----------------------------
Common Stock without par value               40,135


                                 FLORIDA POWER

All of Florida Power's common stock is owned by Florida Progress, its corporate parent, and as a result there is no established public trading market for the stock. For the past three years, Florida Power has paid quarterly dividends to

Florida Progress totaling the amounts shown in the Statements of Shareholder's Equity in the Financial Statements.

Florida Power's Amended Articles of Incorporation, as amended, and its Indenture dated as of January 1, 1944, as supplemented, under which it issues first mortgage bonds, contain provisions restricting dividends in certain circumstances. At December 31, 1995, Florida Power's ability to pay dividends was not limited by these restrictions.

ITEM 6.  SELECTED FINANCIAL DATA


                                        Annual Growth Rates
                                           (in percent)
                                            1990-1995     1995      1994      1993      1992      1991      1990
-----------------------------------------------------------------------------------------------------------------------
FLORIDA PROGRESS CORPORATION
Summary of operations (in millions)
      Utility revenues                           5.9    $ 2,271.7  $2,080.5  $1,957.6  $1,774.1  $1,718.8 $1,709.1
      Diversified revenues (continuing)         21.0        783.9     691.0     491.4     321.2     355.9    301.7
      Income from continuing operations          5.8        238.9     212.0     195.8     175.7     174.5    179.8
      Income (loss) from discontinued
         operations and change in accounting                   -         -        0.8        -       (2.4)   (15.0)
      Net income                                 7.7        238.9     212.0     196.6     175.7     172.1    164.8
-----------------------------------------------------------------------------------------------------------------------
Balance sheet data (in millions):
      Total assets                               2.8    $ 5,791.1  $5,718.7  $5,638.8  $5,333.0  $5,024.9 $5,045.9
      Capitalization:
            Short-term capital                 (23.0)      $183.9    $108.2    $201.6    $201.9     $68.2   $681.0
            Long-term debt                       4.9      1,685.2   1,859.6   1,866.6   1,656.4   1,659.1  1,326.2
            Preferred stock                     (9.9)       138.5     143.5     148.5     216.0     231.0    233.5
            Common stock equity                  7.8      2,078.1   1,984.4   1,820.5   1,737.6   1,587.7  1,424.3
-----------------------------------------------------------------------------------------------------------------------
                  Total capitalization           2.2     $4,085.7  $4,095.7  $4,037.2  $3,811.9  $3,546.0 $3,665.0
-----------------------------------------------------------------------------------------------------------------------
Common stock data:
      Average shares outstanding (in millions)   4.4         95.7      93.0      88.3      85.4      80.8     77.0
      Earnings per share:
            Utility                              1.1        $2.27     $2.05     $2.06     $1.99     $2.03    $2.15
            Diversified (continuing)             5.0          .23      0.23      0.17      0.07      0.13     0.18
            Discontinued operations                            -         -         -         -      (0.03)   (0.19)
            Consolidated                         3.2         2.50      2.28      2.23      2.06      2.13     2.14
      Dividends per common share                 2.6         2.02      1.99      1.95      1.905     1.843    1.777
      Dividend payout                                       81.0%     87.7%     87.6%     93.0%     87.0%    82.9%
      Dividend yield                                         5.7%      6.7%      5.9%      5.9%      6.0%     7.2%
      Book value per share of common stock       3.2       $21.55    $20.85    $20.40    $19.85    $19.14   $18.37
      Return on common equity                               11.8%     11.1%     11.1%     10.6%     11.4%    11.8%
-----------------------------------------------------------------------------------------------------------------------
      Common stock price per share:
            High                                           35 3/4    33 5/8    36 3/8    33 1/4    31 1/2    27
            Low                                            29 3/8    24 3/4    31 1/4    27 7/8    24 3/8    22 1/4
            Close                                6.8       35 3/8    30        33 5/8    32 5/8    31 1/4    25 1/2
      Price earnings ratio (year-end)                       14.2      13.2      15.1     15.8      14.7      11.9
-----------------------------------------------------------------------------------------------------------------------
Other year-end data:
      Number of employees                       (1.9)      7,174     7,394     7,825     7,301     7,350     7,879
      Number of registered shareholders          (.7)     40,523    44,148    44,371    44,870    42,176    41,970
-----------------------------------------------------------------------------------------------------------------------













FLORIDA POWER CORPORATION
Electric sales (million of KWH)
      Residential                                3.8    14,938.0    13,863.4   13,372.6   12,825.8   12,623.9   12,415.5
      Commercial                                 3.3     8,612.1     8,252.1    7,884.8    7,544.1    7,489.2    7,328.7
      Industrial                                 2.3     3,864.4     3,579.6    3,380.8    3,254.5    3,303.0    3,455.7
      Total retail sales                         3.5    29,499.5    27,675.2   26,528.3   25,414.0   25,179.1   24,878.3
      Total electric sales                       3.6    32,402.6    30,014.6   28,647.8   27,375.5   27,350.2   27,143.7
-----------------------------------------------------------------------------------------------------------------------
Residential service (average annual):
      KWH sales per customer                     1.5    13,282      12,597     12,420     12,214     12,257     12,319
      Revenue per customer                       4.5    $1,114      $1,038       $983       $884       $899       $896
      Revenue per KWH                            2.9    $0.0839     $0.0824    $0.0792    $0.0724    $0.0733    $0.0727
---------------------------------------------------------------------------------------------------------------------
Financial Data:
      Operating revenues                         5.9   $2,271.7    $2,080.5   $1,957.6   $1,774.1   $1,718.8   $1,709.1
      Net income after dividends
        on preferred stock                       5.6     $217.3      $190.7     $181.5     $170.2     $164.1     $165.5
      Total assets                               4.0   $4,284.9    $4,284.5   $4,259.5   $3,980.6   $3,643.2   $3,528.1
      Long-term debt and preferred stock
        subject to mandatory redemption          3.1   $1,304.1    $1,393.8   $1,433.6   $1,318.3   $1,213.1   $1,119.8
      Total capitalization including
        short-term debt (in millions)            4.0   $3,202.2    $3,265.4   $3,240.4   $3,029.2   $2,692.2   $2,633.4
      Capitalization ratios:
        Short-term capital                                 1.0%        2.8%       5.3%       4.4%       1.4%       7.4%
        Long-term debt                                    39.9%       41.7%      43.1%      40.8%      41.4%      38.7%
        Preferred stock                                    4.3%        4.4%       4.6%       7.1%       8.6%       8.9%
        Common stock equity                               54.8%       51.1%      47.0%      47.7%      48.6%      45.0%
      Ratio of earnings to fixed charges (SEC method)      4.41        3.90       3.83       3.84       3.87       3.89
      Embedded cost of long-term debt           (1.8)      7.2%        7.1%       6.8%       7.5%       7.7%       7.9%
      Embedded cost of preferred stock          (1.1)      6.8%        6.8%       6.8%       7.3%       7.3%       7.2%
-----------------------------------------------------------------------------------------------------------------------
Operating Data:
  Net system capacity (MW)                       2.3      7,347       7,295      7,563      7,002      6,623     6,571
  Net system peak load (MW)                      9.0      7,722       6,955      6,729      6,982      6,056     5,026
  BTU per KWH of net output                      0.1     10,010       9,986     10,027      9,981     10,007    10,005
  Capital expenditures (in millions)             1.3     $283.4      $319.5     $426.4     $472.9     $345.9    $265.3
  Net cash flow to capital expenditures                    125%       103%        63%        52%        66%       70%
  Fuel cost per million BTU                     (4.3)     $1.69       $1.75      $1.79      $1.86      $1.89     $2.11
  Average number of customers                    2.3  1,271,784   1,243,891  1,214,653  1,182,170  1,159,237 1,135,499
  Number of full-time employees                 (3.5)     4,658       4,972      5,807      5,806      5,677     5,570
-----------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Florida Progress' 1995 consolidated earnings were $238.9 million, compared with $212 million in 1994 and $196.6 million in 1993. Florida Power earned $217.3 million in 1995, compared with $190.7 million in 1994 and $181.5 million in 1993. Earnings from diversified operations were $21.6 million in 1995, compared with $21.3 million in 1994 and $14.3 million in 1993. Florida Progress has achieved a 6.7% annual compound earnings per share growth rate for the last three years.

                       EARNINGS PER SHARE
                                           1995    1994     1993
--------------------------------------------------------------------------------
   Florida Power Corporation              $2.27   $2.05    $2.06
--------------------------------------------------------------------------------
   Electric Fuels Corporation               .25     .25      .17
   Mid-Continent Life Insurance Co.         .07     .08      .10
   Progress Credit Corporation             (.05)   (.05)    (.06)
   Corporate and other                     (.04)   (.05)    (.05)
--------------------------------------------------------------------------------
   Diversified                              .23     .23      .16
--------------------------------------------------------------------------------
   Income before accounting change         2.50    2.28     2.22
   Change in accounting                     -        -       .01
--------------------------------------------------------------------------------
   Consolidated                           $2.50   $2.28    $2.23
--------------------------------------------------------------------------------

Florida Power's results improved in 1995 and 1994, mainly due to increased energy sales from customer growth, higher average customer usage and a stronger economy. Also contributing to the higher earnings were savings realized from the utility's cost-control initiatives.

Beginning in late 1993, Florida Power started streamlining its operations to lower its costs and improve efficiencies. As a result, the utility's work force has been reduced by about 1,100 employees, or 20%, since year-end 1993. Restructuring costs lowered annual earnings by $11.5 million, or $.12 a share, in 1994 and by $3.4 million, or $.04 a share, in 1993.

In 1994, subsidiaries of Florida Power withdrew as equity partners from a proposed natural gas pipeline project. The write-off of the investments lowered Florida Power's 1994 net earnings by $3.9 million, or $.04 per share.

In 1995, Florida Power began amortizing $23.9 million of accumulated costs for the canceled LTK line. (See "Utility Regulatory Matters".) The costs, which are being amortized over four years, totaled $6.9 million in 1995.

The financial return on the utility's common equity was 12.7% in 1995, compared with 11.9% in 1994 and 12.1% in 1993. Increases in retail energy sales and ongoing cost-cutting initiatives allowed Florida Power to improve its return on equity in 1995.

Excluding results from real estate and lending and leasing operations (businesses from which Florida Progress is withdrawing), diversified returns on equity were 10.9% in 1995, 11.5% in 1994 and 10.1% in 1993.

FLORIDA POWER

Utility Competition

As the electric utility industry moves toward increasing competition, Florida Power is well-positioned today. The utility has competitive electric rates, a manageable construction program, strong growth potential, reasonable state regulation and financial strength. The challenge for Florida Power will be to remain proactive in dealing with the changes and taking advantage of new opportunities.

The most sweeping changes in 1995 were taken by federal regulators on behalf of wholesale customers. The FERC proposed changes in its rules for transmission service. The FERC's actions are aimed at facilitating a competitive wholesale power market.

The proposed rules will give greater flexibility and more choices to wholesale power customers. Florida Power intends to compete for wholesale business when it can earn a reasonable return. Florida Power's wholesale business produces about 7% of Florida Power's annual operating revenue. Florida Power's wholesale customers accounted for approximately $150 million in sales in 1995, an increase of approximately $20 million over the previous year. In 1995, Florida Power entered into a three-year agreement to provide an additional 455 MWs of power to its largest wholesale customer, beginning in 1999. This contract will increase annual wholesale revenues by more than 40% and is projected to expand this business segment to about 8% of total sales in 1999.

A major portion of Florida Power's business is covered under terms of franchise agreements with municipalities and counties. In December 1995, the city of Clearwater renewed its franchise agreement for another 30 years. Revenues covered by this agreement account for about 5% of Florida Power's business. Florida Power believes its quality service and competitive rates will be important factors to other franchisees when their agreements come up for renewal. No franchise agreements representing significant revenues are due to expire for the next five years.

Florida Power's existing generating units are efficient and cost effective, making the plants well-positioned for competition. Florida Power has received regulatory approval to build a new generating complex in Polk County. This new facility is expected to provide the utility with lower cost generation than what other energy suppliers in Florida have paid to build new generation recently.

Some third parties would like to begin using utility transmission systems to wheel power to large retail customers. Several states are evaluating retail wheeling as a way to provide a choice of electricity suppliers to large customers, in order to promote increased services and lower energy prices. Because Florida utilities already provide competitive electric rates, the Management of Florida Power believes there is less incentive for change in Florida. Furthermore, Florida Power's industrial and commercial rates are already among the lowest in Florida. The utility also has a relatively small number of large customers in its service area.

As the electric utility industry becomes more competitive, Florida Power is committed to strengthening its position by reducing costs and improving efficiencies in producing and delivering power. Florida Power expects to earn its authorized return on equity while maintaining competitive prices and offering high-quality, reliable service.

Utility Regulatory Matters

In Florida Power's 1992 retail rate case, the FPSC authorized a 12% regulatory return on equity for the utility with an allowed range between 11% and 13%. In 1995, Florida Power's retail regulatory return on equity was 12.5%.

The FPSC approved Florida Power's request to change the utility's load management program, beginning in April 1995. The program is intended to defer the need to build additional generation by lowering peak demand of electricity. Recent improvements in technology have allowed electric utilities to build generation less expensively. Because of these changes, Florida Power redesigned its load management program. The utility reduced customer credits and introduced sales thresholds to reflect more accurately the value of each participant's contribution to the program. Overall, these program costs will be reduced about $20 million annually.

In 1995, the FPSC also approved Florida Power's petition for amortization of the accumulated costs for the canceled LTK line. Due to numerous legal and regulatory delays, the total projected costs for the LTK line had increased to more than $85 million, up from the initial estimate of $30 million. Florida Power is implementing a more cost-effective alternative to enhance system reliability.

The FPSC approved a new site-specific decommissioning study for the Crystal River Nuclear Plant that increased Florida Power's retail portion of total annual decommissioning expense to $20.5 million per year, effective January 1995. Florida Power increased its wholesale portion in a comparable manner to $1.2 million per year. In both 1994 and 1993, decommissioning expense, as approved by state and federal regulators, totaled $11.9 million. (See Note 4 to the Financial Statements.)

Florida Power has the second-largest transmission network in Florida. Florida Power filed an open access transmission service tariff in 1995 that complies with the new rules for nondiscriminatory wholesale transmission service. The FERC has accepted Florida Power's tariff, subject to the final rules that are expected to be adopted by federal regulators in 1996. (See Note 10 to the Financial Statements.)

As a result of settlement agreements approved by the FERC, Florida Power recognized increases in wholesale revenues of $9.5 million in 1995 and $8.2 million in 1994, compared with the preceding year. (See Note 10 to the Financial Statements.)

UTILITY REVENUES AND SALES

Florida Power's operating revenues were $2.3 billion in 1995, compared with $2.1 billion in 1994 and $2 billion in 1993. Revenues rose in 1995 and 1994, primarily because of increased retail KWH sales from customer growth, increased average usage and a stronger economy during both years. Florida Power expects to have sales growth of 3% to 4% per year through 2000.

The utility's retail KWH sales increased by 7.8% in 1995 and by 3.1% in 1994. Customer growth was 2.2% in 1995 and 2.4% in 1994. Florida Power's annual customer growth rate continues to be about twice the national average in the electric utility industry. The total population of Florida Power's service area is 4.5 million and is projected to grow to 5.1 million by the year 2000.

At the request of the FPSC, Florida Power implemented a revenue decoupling plan for residential customers in 1995. Revenue decoupling is a ratemaking concept that eliminates the direct link between KWH sales and revenues. The concept removes the disincentive for utilities to urge customers to conserve electricity. The FPSC ordered a three-year test for residential revenue decoupling, beginning in January 1995. Under the plan, abnormal weather variances will no longer impact earnings with respect to residential revenues. Since the utility's forecast is based on normalized weather, Florida Power does not expect residential revenue decoupling to have a material effect on results for the three-year test period. (See Note 1 to the Financial Statements.)

FUEL AND PURCHASED POWER

Florida Power recovers substantially all fuel and purchased power costs through fuel and capacity cost adjustment clauses established by state and federal regulators. Therefore, fluctuations in these costs have little impact year to year on net income, but are important from a competitive standpoint.

Fuel and purchased power costs increased by $147.7 million in 1995 and $66.5 million in 1994, compared with each preceding year. The growth was primarily due to increased purchased power costs and higher system requirements.

Florida Power has long-term contracts to purchase 1,164 MWs of power from cogenerators. At the end of 1995, nearly all of the facilities were in service.

The cost of power from cogeneration facilities raised Florida Power's system average cost for generation in 1995 and is anticipated to escalate faster than the utility's cost for power from its own power plants.

Florida Power projects that its retail rates will increase only about 1% annually over the next five years, despite escalating cogeneration costs. Management recognizes that it is important for Florida Power to minimize all of its operating costs, including purchased power, to continue to offer competitive rates.

The FPSC approved a generation curtailment plan in 1995 for use during periods of low system demand. Energy purchases from cogenerators will be curtailed in order to prevent the cycling off of Florida Power's coal units.

The cogeneration purchased power contracts employ separate pricing methodologies for capacity payments and energy payments. Three cogenerators are disputing the energy pricing methodology in separate lawsuits. A fourth dispute has been settled pending approval by the FPSC and the cogenerator's lenders. (See Item 3, paragraphs 2 through 6, and Note 11 to the Financial Statements.)

NUCLEAR OPERATIONS

Florida Power's Crystal River nuclear plant achieved a capacity factor of 100% in 1995. This compares to capacity factors of 83% and 85% in 1994 and 1993, respectively.

In October 1995, the NRC reported the results of its recent Systematic Assessment of Licensee Performance ("SALP") review of Florida Power's nuclear power plant for the period from February 20, 1994 through September 16, 1995. The NRC gave the Plant Support area a Category 1 rating, which is the best of three possible ratings. The other three areas rated, Plant Operations, Maintenance, and Engineering, received the Category 2 rating.

Florida Power's nuclear plant uses a fire-retardant material, called Thermo-Lag, as a fire barrier around electrical conduits and cables. The NRC has determined that this material does not provide the full fire protection originally claimed by the manufacturer. Management believes that it will cost about $5 million to implement the permanent solution to this deficiency. Until there is a permanent solution, Florida Power has implemented surveillance procedures to continuously inspect the areas protected by Thermo-Lag. Florida Power's solution is subject to NRC review and approval.

Florida Power has cooperated with the NRC in its investigation of unauthorized tests performed by control room operators at the Crystal River Nuclear Plant. The tests were performed in September 1994 and violated normal operating procedures at the plant as well as requirements set by the NRC. Florida Power has taken various disciplinary actions against the six control room operators involved in the tests. The discipline ranged from termination of employment, to reassignment to non-control room responsibilities, to counseling. The NRC has completed its investigation of the unauthorized tests and identified several apparent violations of NRC regulations in connection with those tests. The violations will be the subject of pre-decisional enforcement conferences scheduled to begin in late March 1996 with Florida Power and the operators.

OTHER UTILITY EXPENSES

Other utility operation and maintenance expenses decreased by $38.9 million in 1995 and $3.1 million in 1994, compared with the preceding years.

Recoverable energy conservation program costs decreased by $20.4 million in 1995, compared with 1994, due to the previously mentioned changes in the utility's load management program. These changes had no significant impact on earnings because Florida Power recovers substantially all of these costs through a clause in electric rates similar to the fuel adjustment clause.

Excluding these recoverable energy conservation program costs, other utility operation and maintenance expenses decreased by $18.5 million in 1995, compared with the previous year. These expenses also decreased by $7.8 million in 1994, compared with 1993, even after recognizing the one-time costs for the voluntary early-retirement option and restructuring plan that totaled $18.7 million in 1994. The lower operation and maintenance expenses resulted from the utility's companywide, cost-reduction efforts during the past several years.

Florida Power expects that other operation and maintenance costs, excluding conservation expenses, will decline in 1996 as part of Florida Power's ongoing cost-cutting initiatives. Beyond 1996, the utility's goal is to limit increases in these costs to less than the national inflation rate.

Depreciation expense increased by $32.2 million in 1995 and $21.3 million in 1994, compared with the preceding years. Higher depreciation expense is due to plant additions, primarily new combustion turbine units in 1994, and in 1995, increased nuclear decommissioning costs and amortization of the canceled LTK line.

Because Florida Power completed several major construction projects in recent years and is reducing construction expenditures wherever prudent, the allowance for funds used during construction decreased by $3.6 million in 1995 and $4.7 million in 1994, compared with the preceding years.

Florida Power self-insures its transmission and distribution lines against loss due to storm damage and other natural disasters. Florida Power is accruing $6 million annually to a storm damage reserve and may defer any losses in excess of the reserve.

In terms of tropical storms and hurricanes, 1995 was one of the most active in many years. The Florida Power service area was hit by three major storms during the year: Allison in June, Erin in August and Opal in October. Florida Power suffered the worst damage from Hurricane Erin. Approximately 325,000 customers were without service at some point following the storm. Much of the damage was caused by downed trees. Damage to Florida Power from Erin was estimated at $3.7 million.

DIVERSIFIED OPERATIONS

ELECTRIC FUELS

Florida Progress continues its strategy to expand the operations of Electric Fuels, Florida Progress' energy and transportation unit. Electric Fuels has three primary business units: coal, marine transportation and rail services. Florida Progress is building Electric Fuels' existing operations through internal expansion and is pursuing new market opportunities within the business segments through acquisitions. This strategy will enable Electric Fuels to better serve the needs of its customers and accelerate growth into new markets.

Since 1993, Electric Fuels has focused its acquisitions in the rail services business. Acquisitions made since 1993 have helped Electric Fuels to become the largest integrated rail services company in the country. Electric Fuels has approximately 1,500 employees located in 13 states and offers a full range of rail services including repair, parts reconditioning and manufacturing and leasing. Electric Fuels is also increasing its production of new and reconditioned track materials.

Electric Fuels made several acquisitions in 1995 that will help to expand operations and serve customers in the western United States. In 1995, a subsidiary of Electric Fuels acquired the assets of two rail services companies in Nebraska and Colorado. The assets include three railcar repair and maintenance facilities, two railcar wheel shops and a shortline railroad that services customers on the Burlington Northern and Union Pacific railroads.

In late 1994, Florida Progress acquired FM Industries, Inc., a Fort Worth, Texas-based manufacturer and reconditioner of cushioning units for railcars ("FM Industries"). The acquisition was accounted for as a pooling of interests and increased Electric Fuels' 1994 earnings by $2.4 million, or $.03 per share. The 1993 financial statements were not restated for this acquisition.

In 1993, a subsidiary of Electric Fuels acquired the assets of Steel Processing Services, Inc., an Alabama-based railcar repair and parts reconditioning company. (See Note 1 to the Financial Statements.)

Electric Fuels' rail services operations, including these recent acquisitions, produced about $300 million in revenues in 1995.

Electric Fuels' marine services business has also expanded with efforts focusing on the Ohio and lower Mississippi rivers. Electric Fuels' fleet, made up of approximately 600 barges, is among the most modern and efficient on the river. Electric Fuels' barges are specially designed to be able to carry higher volumes of dry-bulk cargo when river conditions permit. Since 1992, Electric Fuels has added approximately 300 new high-capacity barges to the fleet.

Additional equipment, increased demand and higher rates for transporting barge freight improved the results of Electric Fuels' marine transportation operations in 1995. The planned purchase of 100 new, high-capacity barges, each year in both 1996 and 1997, and options to purchase additional barges, as well as increased operating efficiencies, should allow Electric Fuels to continue to grow the earnings of this business unit.

Earnings from Electric Fuels' coal operations were lower in 1995 due to a depressed national coal market. Operational changes and cost reductions, resulting from a quality management program, will be instituted in the mining operations in 1996 to increase coal production and earnings.

Earnings for Electric Fuels in 1995 were $24 million, compared with $22.6 million in 1994 and $14.9 million in 1993. The increase in 1995 was largely because of better results from Electric Fuels' inland marine division.

Electric Fuels' return on equity for 1995 was 13.8% and has averaged 13.3% during the last three years. During the same three-year period, Electric Fuels has increased its earnings per share an average of 21.3% per year.

MID-CONTINENT

Over the past few years, the life insurance industry has become more competitive and, for the first time, Mid-Continent experienced a decline in new sales. Mid-Continent's earnings for 1995 were $6.5 million, compared with $7.3 million in 1994 and $8.5 million in 1993.

In 1995, it became clear that Mid-Continent needed to change its strategic direction in order to remain successful over the long-term. In March 1995, James Harlin was elected President of Mid-Continent. He brings 25 years of insurance experience to Mid-Continent, including 15 years as a chief actuary.

In 1995, Mid-Continent developed a new comprehensive five-year business plan to improve its market position. During 1996, Mid-Continent will replace its existing policy with a new product. The new policy is expected to become Mid-Continent's core product. Other complementary products will be introduced in the future. Mid-Continent believes the new policy will be successful because it offers better features and greater flexibility to customers.

PROGRESS CREDIT

Since announcing its strategy for an orderly withdrawal from the lending and leasing and real estate businesses in 1991, Progress Credit has decreased its assets by about $583 million, or 51% of its original portfolio.

The portfolio, which totaled $558 million at the end of 1995, contains primarily commercial aircraft loans and leases, first mortgage real estate loans and real estate assets. At the end of 1995, Progress Credit had loan and lease loss reserves of $32 million. Management believes its reserves are adequate to continue Progress Credit's withdrawal strategy, as long as there is no significant further deterioration in the airline and real estate industries.

Although Progress Credit's current exit strategy has been successful, the continued weakness in the airline industry and commercial real estate market has slowed withdrawal efforts. As a result, Progress Credit is continuing to examine other business options that could accelerate the process.

Any sale of Progress Credit's assets is expected to result in subsequent lower revenues and interest expense for Progress Credit. The impact on net income depends on the timing of these sales and the relationship between the returns on the assets sold, carrying costs incurred and the interest rates on the associated debt repaid.

Because most of Progress Credit's remaining real estate properties are located in growth areas, management believes the market for its holdings should improve. The current commercial real estate market may require Progress Credit to hold these properties, and absorb the related carrying costs, until the properties can be sold for a fair value.

OTHER

The major provision of the Omnibus Budget Reconciliation Act of 1993 was an increase in the maximum corporate income tax rate from 34% to 35%, effective January 1, 1993. The related impact on accounting for long-term leveraged leases lowered Florida Progress' 1993 net earnings by $3.2 million, or $.04 per share.

Even though the inflation rate has been relatively low during the last three years, inflation continues to affect Florida Progress by reducing the purchasing power of the dollar and increasing the cost of replacing assets used in the business. This has a negative effect on Florida Power because regulators generally do not consider this economic loss when setting utility rates. However, such losses are partly offset by the economic gains that result from the repayment of long-term debt with inflated dollars.

Florida Progress adopted several new accounting standards during the last three years and others are expected to be adopted in 1996. (See Note 1 to the Financial Statements.)

Several of Florida Progress subsidiaries, including Florida Power, have been notified by the EPA that each is or may be a PRP for the cleanup costs of several contaminated sites. (See Note 11 to the Financial Statements.)

Florida Progress has off-balance sheet risk related to debt of unconsolidated partnerships. (See Note 11 to the Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

Cash from operations has been the primary source of capital for Florida Progress. Other sources of capital have included proceeds from the sales of properties and businesses, debt financings, issuance of common stock and the orderly liquidation of the lending and leasing portfolio.

Florida Progress has been issuing new equity in recent years primarily to fund Florida Power's construction program. Due to reductions in the utility's most recent construction program forecast, Florida Power does not expect to have any significant new equity or debt requirements over the next five years. Florida Progress' goal is to maintain capital structures for its utility and diversified operations that will enable its subsidiaries to preserve their current credit ratings, which are listed below:

                       CREDIT RATINGS

                                Standard            Duff &
                                & Poor's   Moody's  Phelps
  Florida Power Corporation
   First mortgage bonds           AA-       Aa3       AA-
   Medium-term notes              A+        A1        A+
   Commercial paper               A-1+      P-1       D-1+

  Progress Capital Holdings, Inc.
   Medium-term notes              A         A2
   Commercial paper               A-1       P-1

Several years ago, the Management of Florida Progress recognized that Florida Progress' dividend payout was too high. In 1992, the payout was 93% of earnings. Since then, Florida Progress has followed a strategy of lowering the payout while working to increase earnings. The strategy has been successful. In 1995, the payout was 81%. Improved earnings have allowed Florida Progress to continue to increase the dividends paid per share, while lowering the payout.

Florida Progress expects sustained earnings growth in its five-year business plan. Management's confidence in earnings growth will continue to be one of several important considerations used in setting dividend policy. While Management is pleased with Florida Progress' results and future prospects, it recognizes that Florida Progress' earnings projections and dividend policy must be evaluated in light of ongoing changes in the electric utility industry.

In a May 1994 public offering, Florida Progress sold 3.6 million shares of common stock with net proceeds of $92.2 million. During the last three years, Florida Progress also raised $142 million of equity capital through its stock purchase and dividend reinvestment plan, called the Progress Plus Stock Plan. In December 1994, Florida Progress issued 700,000 shares to acquire FM Industries.

Florida Progress contributed $50 million in 1995, $130 million in 1994 and $60 million in 1993 to Florida Power from the proceeds of Florida Progress' public stock offerings and the Progress Plus Stock Plan. These funds were used to further strengthen Florida Power's financial position.

Florida Progress' common equity, as a percent of total capital, was 50.9% as of December 31, 1995, and 48.5% at the end of 1994. Short-term debt, as a percent of total capital, was 4.5% in 1995 and 2.6% in 1994. Long-term debt was 41.2% in 1995, compared with 45.4% in 1994.

FLORIDA POWER

Florida Power's construction expenditures for 1995 totaled about $283 million. This was primarily for distribution lines and other facilities related to the utility's growing customer base. The utility's five-year construction program includes planned expenditures of $265 million, $332 million, $291 million, $258 million and $230 million for 1996 through 2000. Florida Power forecasts that all of these construction expenditures will be financed with internally generated funds.

The new construction program, totaling $1.4 billion for the 1996-2000 forecast period, is significantly lower than the prior five-year total of $1.8 billion for the 1995-1999 period. The major reductions were due to lower estimates for the planned Polk County Energy Complex, the cancellation of the LTK line and the cancellation of a power plant fuel conversion. Florida Power was able to cancel the LTK line and plant conversion because other, more cost-effective solutions were found. By prudently reducing construction expenditures, Florida Power will be able to lower its long-term revenue requirements for depreciation, taxes, insurance and return on investment. These reductions will provide a more competitive cost structure for the future.

The Clean Air Act Amendments of 1990 require electric utility companies to reduce sulfur dioxide emissions. Florida Power expects to meet these requirements with minimal capital expenditures.

In 1995, Florida Power's net cash flow to capital expenditures was 125%. In addition to funding its construction commitments with cash from operations, Florida Power received equity from Florida Progress and accesses the capital markets through the issuance of commercial paper, medium-term notes and first mortgage bonds.

Florida Power has a public $200-million, medium-term note program, providing for the issuance of either fixed or floating interest rate notes, with maturities that may range from nine months to 30 years.

Florida Power's interim financing needs are funded primarily through its commercial paper program. The utility has a 364-day revolving bank credit facility and a five-year facility, $200 million each, which are used to back up commercial paper. (See Note 2 to the Financial Statements.)

In 1995, due to additional cash generated by operations, Florida Power was able to lower its total debt levels by about $145 million, compared with year-end 1994. Florida Power expects to be able to continue reducing its total debt in the future.

Florida Power's embedded cost of long-term debt was 7.2% as of December 31, 1995, compared with 7.1% at year-end 1994.

DIVERSIFIED OPERATIONS

Progress Capital is a downstream holding company of Florida Progress that finances the activities of the diversified operations and consolidates the collective financial strength of these operations. Progress Capital has the benefit of a support agreement with Florida Progress, which helps to lower the cost of capital to each of Florida Progress' diversified businesses. Progress Capital funds diversified operations primarily through the issuance of commercial paper and medium-term notes.

Progress Capital has a private $400-million, medium-term note program for the issuance of notes with maturities that may range from nine months to 30 years.

Progress Capital also has two revolving bank credit facilities: a 364-day, $100-million facility and a five-year, $300-million facility. These facilities are used to back up Progress Capital's commercial paper program. (See Note 2 to the Financial Statements.)

In 1995, total diversified capital expenditures were $46.2 million, primarily for operations at Electric Fuels. Net proceeds from leases, loans and securities were $45 million, $28.1 million and $21.5 million in 1995, 1994 and 1993, respectively, mainly due to the orderly divestiture of the finance unit's assets.

In 1996, diversified capital expenditures are expected to be about $60 million, with most of these planned expenditures designated for operations of Electric Fuels. The marine transportation business unit will add 100 new barges in 1996 to continue to grow its business and take advantage of market opportunities. Electric Fuels' rail services and coal operations also will be upgrading and replacing facilities and equipment to reduce operating expenses and position these businesses for future market expansions. These expenditures are expected to be funded through cash generated internally and from outside financing sources.

"SAFE HARBOR" STATEMENT UNDER
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including (without limitation) statements as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing, relating to the following identified matters: (a) adequacy and availability of fuel supplies (Item 1. Business - Utility Operations - Florida Power - Fuel and Purchased Power), (b) the effects of the CAAA; estimated amounts of capital and operating expenditures and fees relating to compliance with environmental/safety requirements and remediation of contaminated sites (Item 1. Business - Utility Operations - Florida Power - Environmental Matters, including portions of the Notes to Financial Statements referred to therein, Item 1. Business - Diversified Operations - Environmental Matters and Item 7. MD&A - Florida Power), (c) sufficiency of system capacity and demand-side management capabilities to meet future demand and estimates of the completion of additional generating capacity (Item 2. Properties - Utility Operations), (d) expectations as to the timing, outcome or effect of legal or regulatory proceedings (Item 3. Legal Proceedings), (e) expectations or beliefs as to (1) the effects of competition on Florida Power, and (2) Florida Power's allowed rates of return (Item 7. MD&A - Florida Power - Utility Competition and - Utility Regulatory Matters), (f) projections as to the annual rate of increase of Florida Power's retail rates (Item 7. MD&A - Fuel and Purchased Power), (g) estimates of the cost of implementing a solution to the fire barrier deficiency at Florida Power's nuclear facility (Item 7. MD&A - Nuclear Operations), (h) expectations as to other operation and maintenance costs in 1996 (Item 7. MD&A - Other Utility Expenses), (i) strategic plans for, and expected earnings growth of, Electric Fuels (Item 7. MD&A - Diversified Operations - Electric Fuels),
(j) belief as to the success of Mid-Continent's new product offerings (Item 7. MD&A - Diversified Operations - Mid-Continent), (k) adequacy of loan and lease loss reserves relating to Progress Credit and beliefs that markets for Progress Holdings' real estate properties should improve (Item 7. MD&A - Diversified Operations - Progress Credit), (l) Florida Progress' projections as to capital structures and its expectations of sustained earnings growth (Item 7. MD&A - Liquidity and Capital Resources), (m) estimated construction expenditures and expectations as to debt levels (Item 7. MD&A - Liquidity and Capital Resources
- Florida Power) and (n) estimated diversified capital expenditures (Item 7. MD&A - Liquidity and Capital Resources - Diversified Operations). These statements, and any other statements contained in this Form 10-K that are not historical facts, are forward-looking and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

In addition to those matters discussed elsewhere in this Form 10-K, the following are some of the important factors that could cause actual results or outcomes to differ materially from those discussed in the forward looking statements (the categories of forward-looking statements described in the preceding paragraph that could be affected by these factors are identified in parentheses by their letter heading): (1) governmental actions and initiatives, including those affecting allowed rates of return, industry and rate structure, competition in the utility industry (e.g., retail wheeling and transmission access), and environmental/safety requirements (a, b, c, d, e, f, g, h, l, m,
n), (2) pricing and other actions by competitors (a, c, d, e, f, h, i, j, k, l),
(3) unanticipated delays or actions by courts, administrative agencies or regulatory authorities (a, b, c, d, e, f, g, h, i, n), (4) significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays (a, b, c, f, g, h, m, n), (5) changes in economic conditions (including population growth rates), demographic patterns and weather conditions in Florida Power's service territory or the United States generally (a, c, e, f, h, i, j, l, m), (6) changes in Florida Power's environmental compliance strategies or fuel strategies (a, b, c, f, h, i), (7) changes in the availability of fuel (a, b, c, f, h, l, m), (8) the success of Mid-Continent's marketing strategies for its new products (j, l), (9) significant changes in tax rates or policies or in rates of inflation (i, j, k, l), and (10) any deterioration in the airline or railroad industries, or various real estate or coal markets (a, i, k, m, n).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITORS' REPORT

To the Shareholders of Florida Progress Corporation and Florida Power Corporation:

We have audited the accompanying consolidated balance sheets of Florida Progress Corporation and subsidiaries, and of Florida Power Corporation, as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the financial statements, we also have audited the financial statement schedules listed in
Item 14 therein. These financial statements and financial statement schedules are the responsibility of the respective managements of Florida Progress Corporation and Florida Power Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida Progress Corporation and subsidiaries, and Florida Power Corporation, as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 1993, Florida Progress Corporation and subsidiaries, and Florida Power Corporation, changed their method of accounting for income taxes.


/s/KPMG Peat Marwick LLP
---------------------------
KPMG Peat Marwick LLP
St. Petersburg, Florida

January 22, 1996

                                 FLORIDA PROGRESS
                               Financial Statements

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Income
For the years ended December 31, 1995, 1994 and 1993
(In millions, except per share amounts)
                                                     1995      1994      1993
                                                   --------  --------  --------
REVENUES:
  Electric utility                                 $2,271.7  $2,080.5  $1,957.6
  Diversified                                         783.9     691.0     491.4
                                                   --------- --------- ---------
                                                    3,055.6   2,771.5   2,449.0
EXPENSES:                                          --------- --------- ---------
  Electric utility:
    Fuel used in generation                           433.7     431.9     460.8
    Purchased power                                   440.7     294.6     209.5
    Deferred fuel                                      (1.7)     (1.5)    (11.8)
    Other operation                                   358.7     388.8     378.0
                                                   --------- --------- ---------
    Operation                                       1,231.4   1,113.8   1,036.5
    Maintenance                                       114.1     122.9     136.8
    Depreciation                                      293.7     261.5     240.2
    Taxes other than income taxes                     176.2     162.8     152.6
                                                   --------- --------- ---------
                                                    1,815.4   1,661.0   1,566.1
                                                   --------- --------- ---------
  Diversified:
    Cost of sales                                     642.3     571.2     390.1
    Other                                              74.3      63.3      50.2
                                                   --------- --------- ---------
                                                      716.6     634.5     440.3
                                                   --------- --------- ---------
INCOME FROM OPERATIONS                                523.6     476.0     442.6
                                                   --------- --------- ---------
INTEREST EXPENSE AND OTHER:
  Interest expense                                    142.0     144.8     141.1
  Allowance for funds used during construction         (7.3)    (10.9)    (15.6)
  Preferred dividend requirements of
    Florida Power                                       9.7      10.1      13.4
  Other expense (income), net                           3.9      10.3      (2.5)
                                                   --------- --------- ---------
                                                      148.3     154.3     136.4
                                                   --------- --------- ---------
INCOME BEFORE INCOME TAXES                            375.3     321.7     306.2
  Income taxes                                        136.4     109.7     110.4
                                                   --------- --------- ---------
INCOME BEFORE ACCOUNTING CHANGE                       238.9     212.0     195.8
CUMULATIVE EFFECT OF INCOME TAX
  ACCOUNTING CHANGE                                     -         -         0.8
                                                   --------- --------- ---------
NET INCOME                                           $238.9    $212.0    $196.6
                                                   ========= ========= =========

AVERAGE SHARES OF COMMON STOCK OUTSTANDING             95.7      93.0      88.3
                                                   ========= ========= =========
EARNINGS PER AVERAGE COMMON SHARE:
  Income before accounting change                     $2.50     $2.28     $2.22
  Change in accounting for income taxes                 -         -        0.01
                                                   --------- --------- ---------
                                                      $2.50     $2.28     $2.23
                                                   ========= ========= =========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
December 31, 1995 and 1994
                                                         (Dollars in millions)

                                                          1995         1994
                                                       -----------  -----------
ASSETS

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held
    for future use                                      $5,867.5     $5,603.4
  Less:  Accumulated depreciation                        2,179.7      1,981.6
         Accumulated decommissioning for nuclear plant     165.2        135.2
         Accumulated dismantlement for fossil plants       104.4         92.4
                                                       ----------   ----------
                                                         3,418.2      3,394.2
  Construction work in progress                            131.8        222.1
  Nuclear fuel, net of amortization of $348.7
    in 1995 and $322.8 in 1994                              59.1         52.9
                                                       ----------   ----------
      Net electric utility plant                         3,609.1      3,669.2
  Other property, net of depreciation of $189.9
    in 1995 and $163.5 in 1994                             455.2        420.9
                                                       ----------   ----------
                                                         4,064.3      4,090.1
                                                       ----------   ----------
CURRENT ASSETS:
  Cash and equivalents                                       4.7         14.4
  Accounts receivable, net                                 309.5        262.2
  Current portion of leases and loans receivable            43.0         15.3
  Inventories, primarily at average cost:
    Fuel                                                    63.0         75.2
    Utility materials and supplies                         101.3        110.4
    Diversified materials                                  113.2         68.1
  Other                                                     44.8         42.8
                                                       ----------   ----------
                                                           679.5        588.4
                                                       ----------   ----------
OTHER ASSETS:
  Investments:
    Leases and loans receivable, net                       340.8        438.0
    Marketable securities                                  188.2        148.3
    Nuclear plant decommissioning fund                     161.1        123.6
    Joint ventures and partnerships                         73.7         74.5
  Deferred insurance policy acquisition costs              106.4         91.9
  Other                                                    177.1        163.9
                                                       ----------   ----------
                                                         1,047.3      1,040.2
                                                       ----------   ----------
                                                        $5,791.1     $5,718.7
                                                       ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
December 31, 1995 and 1994
                                                         (Dollars in millions)

                                                          1995         1994
                                                       -----------  -----------
CAPITAL AND LIABILITIES

COMMON STOCK EQUITY:
  Common stock without par value, 250,000,000 shares
    authorized, 96,420,627 shares outstanding in 1995
    and 95,175,360 in 1994                                $1,187.6     $1,148.1
  Retained earnings                                          888.4        842.9
  Unrealized gain (loss) on securities available
    for sale                                                   2.1         (6.6)
                                                         ----------   ----------
                                                           2,078.1      1,984.4
CUMULATIVE PREFERRED STOCK OF FLORIDA POWER:
    Without sinking funds                                    113.5        113.5
    With sinking funds                                        25.0         30.0

LONG-TERM DEBT                                             1,685.2      1,859.6
                                                         ----------   ----------
TOTAL CAPITAL                                              3,901.8      3,987.5
                                                         ----------   ----------
CURRENT LIABILITIES:
  Accounts payable                                           168.5        147.1
  Customers' deposits                                         85.3         76.9
  Income taxes payable                                        14.4         12.7
  Accrued interest                                            47.5         47.3
  Other                                                      119.3         84.1
                                                         ----------   ----------
                                                             435.0        368.1
  Notes payable                                                -           55.3
  Current portion of long-term debt                          183.9         52.9
                                                         ----------   ----------
                                                             618.9        476.3
                                                         ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                      694.3        744.1
  Unamortized investment tax credits                         101.5        110.0
  Insurance policy benefit reserves                          265.0        222.5
  Other postretirement benefit costs                          84.8         67.8
  Other                                                      124.8        110.5
                                                         ----------   ----------
                                                           1,270.4      1,254.9
                                                         ----------   ----------
COMMITMENTS AND CONTINGENCIES (Note 11)
                                                         ----------   ----------
                                                          $5,791.1     $5,718.7
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA  PROGRESS  CORPORATION
Consolidated Statements of Cash Flows
For the years ended December 31, 1995, 1994 and 1993
                                                              (In millions)

                                                          1995    1994    1993
                                                         ------  ------  ------
OPERATING ACTIVITIES:
  Income before accounting change                        $238.9  $212.0  $195.8
  Adjustments for noncash items:
    Depreciation and amortization                         359.1   321.7   299.9
    Deferred income taxes and investment
     tax credits, net                                     (80.0)  (32.3)  (49.1)
    Increase in accrued other postretirement
     benefit costs                                         17.0    20.4    23.6
    Net change in deferred insurance policy
     acquisition costs                                    (14.5)  (10.4)  (12.9)
    Net change in deferred insurance policy
     benefit reserves                                      42.5    36.0    25.8
    Changes in working capital, net of effects
     from acquisition or sale of businesses:
        Accounts receivable                               (44.3)  (17.4)  (26.1)
        Inventories                                       (29.8)  (10.1)   12.2
        Accounts payable                                   19.4    (4.2)   17.7
        Other                                              43.1   (11.5)   23.4
    Other operating activities                             11.6    28.3    (7.4)
                                                         ------- ------- -------
                                                          563.0   532.5   502.9
                                                         ------- ------- -------
INVESTING ACTIVITIES:
  Property additions (including allowance for
    borrowed funds used during construction)             (335.4) (368.1) (462.4)
  Proceeds from sale of properties and businesses          13.8    16.3    35.8
  Purchase of leases, loans and securities                (56.2)  (74.1) (128.6)
  Proceeds from sale or collection of leases,
    loans and securities                                  101.2   102.2   150.1
  Acquisition of businesses                                (9.2)  (17.1)  (80.5)
  Investments in joint ventures and partnerships           (5.2)   (5.2)  (24.1)
  Distributions from joint ventures and
    partnerships                                            0.4     3.9    26.0
  Other investing activities                              (11.0)  (10.8)  (13.5)
                                                         ------- ------- -------
                                                         (301.6) (352.9) (497.2)
                                                         ------- ------- -------
FINANCING ACTIVITIES:
  Issuance of long-term debt                                -     103.7   385.7
  Repayment of long-term debt                             (55.5)  (86.7) (473.2)
  Increase (decrease) in commercial paper
    with long-term support                                  1.0   (61.2)  154.0
  Redemption of preferred stock                            (5.0)   (5.0)  (80.5)
  Sale of common stock                                     38.4   138.0    59.1
  Dividends paid on common stock                         (193.4) (185.9) (172.3)
  Increase (decrease) in short-term debt                  (55.3)  (75.6)  124.2
  Other financing activities                               (1.3)   (1.6)   (1.7)
                                                         ------- ------- -------
                                                         (271.1) (174.3)   (4.7)
                                                         ------- ------- -------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS            (9.7)    5.3     1.0
   Beginning cash and equivalents                          14.4     9.1     8.1
                                                         ------- ------- -------
ENDING CASH AND EQUIVALENTS                                $4.7   $14.4    $9.1
                                                         ======= ======= =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                   $135.5  $135.2  $138.1
  Income taxes (net of refunds)                          $214.7  $171.5  $155.1

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Shareholder's Equity
For the years ended December 31, 1995, 1994 and 1993
(Dollars in millions, except per share amounts)

                                                                       Cumulative
                                                        Unrealized  Preferred Stock
                                                           Gain     of Florida Power
                                                        (Loss) on   ----------------
                                                        Securities  Without   With
                                    Common   Retained   Available   Sinking  Sinking
                                    Stock    Earnings    for Sale    Funds    Funds
                                  -------------------------------------------------
Balance, December 31, 1992           $949.2    $788.4    $  -       $133.5   $82.5

Net income                                      196.6
Common Stock issued -
   1,729,716 shares                    59.1
Cash dividends on common stock
   ($1.95 per share)                           (172.3)
Preferred stock redeemed -
   675,000 shares                                (0.5)               (20.0)  (47.5)
                                  -------------------------------------------------
Balance, December 31, 1993          1,008.3     812.2       -        113.5    35.0

Net income                                      212.0
Common Stock issued -
   5,215,788 shares                   138.9
Common Stock issued in pooling
   of interests - 700,000 shares        0.9       4.1
Cash dividends on common stock
   ($1.99 per share)                           (185.4)
Unrealized loss on marketable
   securities available for sale                           (6.6)
Preferred stock redeemed -
   50,000 shares                                                              (5.0)
                                  -------------------------------------------------
Balance, December 31, 1994          1,148.1     842.9      (6.6)     113.5    30.0

Net income                                      238.9
Common Stock issued -
   1,245,267 shares                    39.5
Cash dividends on common stock
   ($2.02 per share)                           (193.4)
Unrealized gain on marketable
   securities available for sale                            8.7
Preferred stock redeemed -
   50,000 shares                                                              (5.0)
                                  -------------------------------------------------
Balance, December 31, 1995         $1,187.6    $888.4      $2.1     $113.5   $25.0
                                  =================================================

The accompanying notes are an integral part of these financial statements.

                                  FLORIDA POWER
                               Financial Statements

FLORIDA POWER CORPORATION
Statements of Income
For the years ended December 31, 1995, 1994 and 1993
(In millions)

                                                     1995      1994      1993
                                                   --------  --------  --------

OPERATING REVENUES                                 $2,271.7  $2,080.5  $1,957.6
                                                   --------- --------- ---------
OPERATING EXPENSES:
 Operation:
    Fuel used in generation                           433.7     431.9     460.8
    Purchased power                                   440.7     294.6     209.5
    Deferred fuel                                      (1.7)     (1.5)    (11.8)
    Other                                             358.7     388.8     378.0
                                                   --------- --------- ---------
                                                    1,231.4   1,113.8   1,036.5

 Maintenance                                          114.1     122.9     136.8
 Depreciation                                         293.7     261.5     240.2
 Taxes other than income taxes                        176.2     162.8     152.6
 Income taxes                                         129.5     114.7     104.5
                                                   --------- --------- ---------
                                                    1,944.9   1,775.7   1,670.6
                                                   --------- --------- ---------
OPERATING INCOME                                      326.8     304.8     287.0
                                                   --------- --------- ---------
OTHER INCOME AND DEDUCTIONS:
 Allowance for equity funds used
    during construction                                 3.8       6.1       8.9
 Miscellaneous other income, net                       (2.6)     (6.5)     (1.9)
                                                   --------- --------- ---------
                                                        1.2      (0.4)      7.0
                                                   --------- --------- ---------
INTEREST CHARGES
 Interest on long-term debt                            93.5      96.3      91.7
 Other interest expense                                11.0      12.1      14.1
                                                   --------- --------- ---------
                                                      104.5     108.4     105.8

 Allowance for borrowed funds used
    during construction                                (3.5)     (4.8)     (6.7)
                                                   --------- --------- ---------
                                                      101.0     103.6      99.1
                                                   --------- --------- ---------
NET INCOME                                            227.0     200.8     194.9
DIVIDENDS ON PREFERRED STOCK                            9.7      10.1      13.4
                                                   --------- --------- ---------
NET INCOME AFTER DIVIDENDS
  ON PREFERRED STOCK                                 $217.3    $190.7    $181.5
                                                   ========= ========= =========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
December 31, 1995 and 1994
                                                        (Dollars in millions)

                                                          1995         1994
                                                       -----------  -----------
ASSETS

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held
    for future use                                       $5,867.5     $5,603.4
  Less:  Accumulated depreciation                         2,179.7      1,981.6
         Accumulated decommissioning for nuclear plant      165.2        135.2
         Accumulated dismantlement for fossil plants        104.4         92.4
                                                        ----------   ----------
                                                          3,418.2      3,394.2
  Construction work in progress                             131.8        222.1
  Nuclear fuel, net of amortization of $348.7
    in 1995 and $322.8 in 1994                               59.1         52.9
                                                        ----------   ----------
                                                          3,609.1      3,669.2

  Other property, net                                        23.0         24.2
                                                        ----------   ----------
                                                          3,632.1      3,693.4
                                                        ----------   ----------
CURRENT ASSETS:
  Cash and equivalents                                        0.8          -
  Accounts receivable, less reserve of $5.2
    in 1995 and $2.3 in 1994                                200.7        167.3
  Inventories at average cost:
    Fuel                                                     40.8         52.6
    Materials and supplies                                  101.3        110.4
  Deferred income taxes                                      32.3         28.8
  Other                                                       4.2          7.6
                                                        ----------   ----------
                                                            380.1        366.7
                                                        ----------   ----------
OTHER ASSETS:
  Nuclear plant decommissioning fund                        161.1        123.6
  Unamortized debt expense, being amortized
    over term of debt                                        27.5         29.6
  Other                                                      84.1         71.2
                                                        ----------   ----------
                                                            272.7        224.4
                                                        ----------   ----------
                                                         $4,284.9     $4,284.5
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
December 31, 1995 and 1994
                                                        (Dollars in millions)

                                                          1995         1994
                                                       -----------  -----------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common stock without par value - 60,000,000 shares
   authorized, 100 shares outstanding                       $992.9       $942.9
  Retained earnings                                          761.1        724.5
                                                         ----------   ----------
                                                           1,754.0      1,667.4
CUMULATIVE PREFERRED STOCK:
    Without sinking funds                                    113.5        113.5
    With sinking funds                                        25.0         30.0

LONG-TERM DEBT                                             1,279.1      1,363.8
                                                         ----------   ----------
TOTAL CAPITAL                                              3,171.6      3,174.7
                                                         ----------   ----------
CURRENT LIABILITIES:
  Accounts payable                                            89.8         85.0
  Accounts payable to associated companies                    24.8         21.4
  Customers' deposits                                         85.3         76.9
  Income taxes payable                                         8.9          7.1
  Accrued other taxes                                         12.3         11.3
  Accrued interest                                            32.9         32.6
  Other                                                       65.1         36.2
                                                         ----------   ----------
                                                             319.1        270.5
  Notes payable                                                -           55.3
  Current portion of long-term debt                           30.6         35.4
                                                         ----------   ----------
                                                             349.7        361.2
                                                         ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                      483.8        488.0
  Unamortized investment tax credits                         100.9        109.3
  Other postretirement benefit costs                          81.5         65.4
  Other                                                       97.4         85.9
                                                         ----------   ----------
                                                             763.6        748.6
                                                         ----------   ----------
COMMITMENTS AND CONTINGENCIES (Note 11)
                                                         ----------   ----------
                                                          $4,284.9     $4,284.5
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Cash Flows
For the years ended December 31, 1995, 1994 and 1993
                                                              (In millions)

                                                          1995    1994    1993
                                                        ------------------------
OPERATING ACTIVITIES:
 Net income after dividends on preferred stock           $217.3  $190.7  $181.5
  Adjustments for noncash items:
   Depreciation and amortization                          329.7   294.8   276.5
   Deferred income taxes and investment
    tax credits, net                                      (29.3)   (0.9)  (25.0)
   Increase in accrued other postretirement
    benefit costs                                          16.1    19.2    22.2
   Allowance for equity funds used during construction (3.8) (6.1) (8.9) Changes in working capital:
        Accounts receivable                               (33.4)    0.9   (18.4)
        Inventories                                        14.2     8.1    10.1
        Accounts payable                                    4.8   (21.2)   35.2
        Accounts payable to associated companies            3.4     4.3    (7.9)
        Other                                              43.8    (2.4)   22.4
    Other operating activities                              8.6    10.9    (8.0)
                                                        ------------------------
                                                          571.4   498.3   479.7
                                                        ------------------------
INVESTING ACTIVITIES:
  Construction expenditures                              (283.4) (319.5) (426.4)
  Allowance for borrowed funds used during construction    (3.5)   (4.8)   (6.7)
  Additions to nonutility property                         (2.3)   (2.9)   (7.6)
  Acquisition of electric distribution system                -       -    (53.9)
  Proceeds from sale of properties                         10.8     7.7     6.0
  Other investing activities                              (11.0)  (12.4)  (18.4)
                                                        ------------------------
                                                         (289.4) (331.9) (507.0)
                                                        ------------------------
FINANCING ACTIVITIES:
  Issuance of long-term debt                                 -       -    385.0
  Repayment of long-term debt                             (35.4)  (46.0) (402.7)
  Increase (decrease) in commercial paper with
    long term support                                     (54.8)     -    104.0
  Redemption of preferred stock                            (5.0)   (5.0)  (80.5)
  Dividends paid on common stock                         (180.7) (175.7) (163.5)
  Equity contributions from parent                         50.0   130.0    60.0
  Increase (decrease) in short-term debt                  (55.3)  (69.7)  125.0
  Other financing activities                                 -       -       -
                                                        ------------------------
                                                         (281.2) (166.4)   27.3
                                                        ------------------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS             0.8      -       -
   Beginning cash and equivalents                            -       -       -
                                                        ------------------------
ENDING CASH AND EQUIVALENTS                                $0.8  $   -   $   -
                                                        ========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                    $97.9  $101.5   $93.8
  Income taxes (net of refunds)                          $157.1  $129.8  $120.3

The accompanying notes are an integral part of these financial statements.

FLORIDA  POWER  CORPORATION
Statements of Shareholder's Equity
For the years ended December 31, 1995, 1994 and 1993
(Dollars in millions, except share amounts)

                                                                 Cumulative
                                                               Preferred Stock
                                                            --------------------
                                                             Without     With
                                          Common   Retained  Sinking   Sinking
                                          Stock    Earnings   Funds     Funds
                                        ----------------------------------------

Balance, December 31, 1992                 $752.9    $692.0    $133.5     $82.5

Net income after dividends on
   preferred stock                                    181.5
Capital contribution by parent company       60.0
Cash dividends on common stock                        (163.5)
Preferred stock redeemed -
   675,000 shares                                      (0.5)    (20.0)    (47.5)
                                        ----------------------------------------
Balance, December 31, 1993                  812.9     709.5     113.5      35.0

Net income after dividends on
   preferred stock                                    190.7
Capital contribution by parent company      130.0
Cash dividends on common stock                        (175.7)
Preferred stock redeemed -
   50,000 shares                                                           (5.0)
                                        ----------------------------------------
Balance, December 31, 1994                  942.9     724.5     113.5      30.0

Net income after dividends on
   preferred stock                                    217.3
Capital contribution by parent company       50.0
Cash dividends on common stock                        (180.7)
Preferred stock redeemed -
   50,000 shares                                                           (5.0)
                                        ----------------------------------------
Balance, December 31, 1995                 $992.9    $761.1    $113.5     $25.0
                                        ========================================

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL - Florida Progress is an exempt holding company under the 1935 Act. Its largest subsidiary, representing 74% of total assets, is Florida Power, a public utility engaged in the generation, purchase, transmission, distribution and sale of electric energy primarily within Florida.

The consolidated financial statements include the financial results of Florida Progress and its majority-owned operations. All significant intercompany balances and transactions have been eliminated. Investments in 20%- to 50%-owned joint ventures are accounted for using the equity method.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

ACCOUNTING FOR REGULATORY ASSETS AND LIABILITIES - Florida Power is regulated by the FPSC and the FERC. The utility follows the accounting practices set forth in Financial Accounting Standard No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS 71"). This standard allows utilities to capitalize or defer certain costs or revenues if it is probable that these items will be recovered through the ratemaking process.

At December 31, 1995, Florida Power had $99 million of regulatory assets and $47 million of regulatory liabilities. Florida Power expects to fully recover these assets and refund the liabilities through customer rates under current regulatory practice.

If Florida Power no longer applied FAS 71 due to competition, regulatory changes or other reasons, the utility would make certain adjustments. These adjustments would include the write-off of all or a portion of its regulatory assets and liabilities and the evaluation of property, plant and equipment and the write down, if necessary, of these assets to their fair value.

UTILITY PLANT - Utility plant is stated at the original cost of construction, which includes payroll and related costs such as taxes, pensions and other fringe benefits, general and administrative costs, and an allowance for funds used during construction. Substantially all of the utility plant is pledged as collateral for Florida Power's first mortgage bonds.

The allowance for funds used during construction represents the estimated cost of equity and debt for utility plant under construction. Florida Power is permitted to earn a return on these costs and recover them in the rates charged for utility services while the plant is in service. The average rate used in computing the allowance for funds was 7.8% for 1995 and 1994 and 7.9% for 1993.

UTILITY REVENUES, FUEL AND PURCHASED POWER EXPENSES - Revenues include amounts resulting from fuel, purchased power and energy conservation adjustment clauses, which are designed to permit full recovery of these costs. The adjustment factors are based on projected costs for a six- or 12-month period. The cumulative difference between actual and projected costs is included on the balance sheet as a current asset or current liability. Any difference is billed or refunded to customers during the subsequent period.

Beginning in 1995, the FPSC ordered Florida Power to conduct a three-year test of revenue decoupling for its residential customers. Decoupling eliminates the direct link between KWH sales and revenues. A nonfuel revenue target is determined by multiplying a revenue per customer amount by the total number of residential customers. Monthly residential customer bills are calculated just as they were before decoupling. Differences between target revenues and actual revenues are collected or re-funded over a 12-month period through the conservation clause. The difference between target revenues and actual revenues is included as a current asset or current liability on the balance sheet. The revenue per customer amount is adjusted annually for a growth factor.

Florida Power accrues the nonfuel portion of base revenues for services rendered but unbilled.

The cost of fossil fuel for electric generation is charged to expense as consumed. The cost of nuclear fuel is amortized to expense based on the quantity of heat produced for the generation of electric energy in relation to the quantity of heat expected to be produced over the life of the nuclear fuel core.

EARNED INCOME ON FINANCE LEASES - Earned income, including any residual values expected to be realized, and the related deferred investment tax credits are amortized as revenues over the term of the lease to provide an approximate level return on the net investment. Residual values are determined principally on the basis of independent appraisals.

INCOME TAXES - Deferred income taxes are provided on all significant temporary differences between the financial and tax basis of assets and liabilities using presently enacted tax rates in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes," which was implemented in 1993.

Deferred investment tax credits, subject to regulatory accounting practices, are amortized to income over the lives of the related properties.

DEPRECIATION AND MAINTENANCE - Florida Progress provides for depreciation of the cost of properties over their estimated useful lives primarily on a straight-line basis. Florida Power's annual provision for depreciation, including a provision for nuclear plant decommissioning costs and fossil plant dismantlement costs, expressed as a percentage of the average balances of depreciable utility plant, was 5% for 1995 and 4.8% for 1994 and 1993.

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

INSURANCE PREMIUMS, POLICY ACQUISITION COSTS AND BENEFIT RESERVES - Life insurance premiums are recognized as revenue over the premium-paying periods of the policies. Florida Progress defers recoverable costs in its insurance operations that directly relate to the production of new business. These costs are amortized over the expected premium-paying period. Reserves are established out of each premium payment to provide for the present value of future insurance policy benefits, using reasonable assumptions for future investment yield, mortality, withdrawals and the risk of adverse deviation.

PROFIT FROM REAL ESTATE SALES - Profit from the sale of real estate is recognized only upon the closing of a sale, the transfer of ownership rights to the purchaser and receipt of an adequate cash down payment.

ACCOUNTING FOR CERTAIN INVESTMENTS - Florida Progress considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Florida Progress' investments in debt and equity securities are classified and accounted for as follows:

TYPE OF SECURITY                    ACCOUNTING TREATMENT

Debt securities held to maturity    Amortized cost
--------------------------------------------------------------------------------
Trading securities                  Fair market value with unrealized gains and
                                    losses included in earnings
--------------------------------------------------------------------------------
Securities available for sale       Fair market value with unrealized gains and
                                    losses, net of taxes, reported separately in
                                    shareholders' equity
--------------------------------------------------------------------------------

See Note 5 for securities held to maturity or available for sale at 1995 and 1994 year-ends. Florida Progress had no investments in assets classified as trading securities at December 31, 1995 and 1994.

ACCOUNTING FOR DISPOSITION OF LONG-LIVED ASSETS - The Financial Accounting Standards Board ("FASB") has a current project addressing the accounting for obligations related to the decommissioning of nuclear power plants. Florida Power records a provision for nuclear decommissioning costs over the expected life of its nuclear plant. Currently, the accumulated provisions for nuclear decommissioning costs are recorded as a reduction of Electric Plant in Service on the balance sheet. One alternative, if adopted, would require Florida Power's 90.4% share of estimated nuclear decommissioning costs, totaling $366 million in 1995 dollars, to be recorded as a liability, with a corresponding plant asset. There would be no impact on earnings or cash flows. The FASB is expected to reach a decision in 1996.

IMPAIRED LOANS - Effective January 1, 1995, Florida Progress adopted Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Financial Accounting Standard No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." These standards require Florida Progress to compute present values for impaired loans when determining the allowance for credit losses. At December 31, 1995, approximately $59 million of loans receivable were impaired, and Florida Progress has assigned approximately $5 million of the allowance for loan losses to these loans. Because Florida Progress' allowance is adequate for any such impairment, there was no earnings impact as a result of implementing these standards.

IMPAIRED ASSETS - Florida Progress will be required to adopt Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," in 1996. This standard requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows from the use and disposition of the asset. The adoption of this standard is not expected to have a material impact on earnings of Florida Progress or Florida Power.

STOCK COMPENSATION - Florida Progress will be required to adopt Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," in 1996. This standard allows companies to account for stock issued to employees using a new fair value method, or the method currently in use. Florida Progress has not determined which method it will use, but does not expect a material impact on earnings from the adoption of this standard.

BUSINESS ACQUISITIONS - Florida Progress and its subsidiaries acquired several businesses in 1995, 1994 and 1993. All acquisitions were accounted for as purchases except the acquisition of FM Industries, in December 1994, which was accounted for on a pooling of interests basis. Because the effect of restating data related to the FM Industries acquisition is not material, 1993 results are not restated.

The 1994 Statement of Cash Flows does not reflect the value of the 700,000 shares of common stock issued for the acquisition of FM Industries. The market value of these shares at the date of issuance was $21.1 million.

NOTE 2   DEBT

Florida Progress' long-term debt at December 31, 1995 and 1994, is scheduled to mature as follows:

                                                                       Interest
                                                                         Rate              1995           1994
---------------------------------------------------------------------------------------------------------------
Florida Power Corporation:                                                            (In millions)
   First mortgage bonds:
      Maturing through 1999:
         1995                                                           4.74%          $    -         $   34.4
         1997                                                           6.13%              16.7           16.7
         1999                                                           6.50%              75.0           75.0
      Maturing 2002 and 2003                                            6.50%(a)          280.0          280.0
      Maturing 2008                                                     6.88%              80.0           80.0
      Maturing 2021 through 2023                                        7.98%(a)          400.0          400.0
   Pollution control revenue bonds:
      Maturing 2014 through 2027                                        6.59%(a)          240.9          240.9
   Notes maturing:
      1995-1996                                                         8.34%(a)           30.6           31.6
      1997-2008                                                         7.46%(a)           47.3           47.3
   Commercial paper, supported by revolver maturing November 30, 2000   5.82%(a)          145.2          200.0
   Discount, net of premium, being amortized over term of bonds                            (6.0)          (6.7)
---------------------------------------------------------------------------------------------------------------
                                                                                        1,309.7        1,399.2
Progress Capital Holdings:
   Notes maturing:
      1995-1996                                                         8.25%(a)          140.0          146.0
      1997-2004                                                         6.99%(a)          136.0          136.0
   Commercial paper, supported by revolver maturing November 30, 2000   5.83%(a)          239.6          183.8
   Other debt, maturing through 2006                                    8.79%(a)           43.8           47.5
---------------------------------------------------------------------------------------------------------------
                                                                                        1,869.1        1,912.5
Less: Current portion of long-term debt                                                   183.9           52.9
---------------------------------------------------------------------------------------------------------------
                                                                                       $1,685.2       $1,859.6
---------------------------------------------------------------------------------------------------------------
(a) Weighted average interest rate at December 31, 1995.

Florida Progress' consolidated subsidiaries have lines of credit totaling $800 million, which are used to support commercial paper. The lines of credit were not drawn on as of December 31, 1995. Interest rate options under the line of credit arrangements vary from subprime or money market rates to the prime rate. Banks providing lines of credit are compensated through fees. Commitment fees on lines of credit vary between .06 and .10 of 1%.

The lines of credit consist of four revolving bank credit facilities, two each for Florida Power and Progress Capital. The Florida Power facilities, $200 million each, are for terms of 364 days and five years. The Progress Capital facilities consist of $100 million with a 364-day term and $300 million with a five-year term. In 1995, both 364-day facilities were extended to November 1996. In addition, both five-year facilities were extended to November 2000. Based on the duration of the underlying backup credit facilities, $384.8 million of outstanding commercial paper at December 31, 1995, and $383.8 million of outstanding commercial paper at December 31, 1994, are classified as long-term debt.

Florida Power has a public $200-million, medium-term note program providing for the issuance of either fixed or floating interest rate notes. These notes have maturities ranging from nine months to 30 years. The program has approximately $170 million available for future issuance.

Progress Capital has a private $400-million, medium-term note program providing for the issuance of notes with maturities ranging from nine months to 30 years. A balance of $126 million is available for issuance under this program at either fixed or floating rates.

The combined aggregate maturities of long-term debt for 1996 through 2000 are $183.9 million, $52.8 million, $16.1 million, $129.8 million and $393.8 million, respectively. In addition, about 14% of Florida Power's outstanding first mortgage bonds have an annual 1% sinking fund requirement. These requirements, which total $1.3 million annually for 1996 and 1997 and $1 million annually for 1998 through 2000, are expected to be satisfied with property additions.

Florida Progress has a support agreement with Progress Capital that requires Florida Progress to maintain a minimum net worth at Progress Capital. At December 31, 1995, Progress Capital's net worth was $106.6 million higher than the amount required under this agreement.

NOTE 3   PREFERRED AND PREFERENCE STOCK AND SHAREHOLDER RIGHTS.

A summary of outstanding Cumulative Preferred Stock of Florida Power follows:


                     Current                                                                   Outstanding
 Dividend           Redemption                          Shares                                 December 31
  Rate                Price                 Authorized          Outstanding               1995            1994
---------------------------------------------------------------------------------------------------------------
                                                                                             (In millions)
Without sinking funds, not subject to mandatory redemption:
    4.00%            $104.25                  40,000             39,980                 $  4.0          $  4.0
    4.40%            $102.00                  75,000             75,000                    7.5             7.5
    4.58%            $101.00                 100,000             99,990                   10.0            10.0
    4.60%            $103.25                  40,000             39,997                    4.0             4.0
    4.75%            $102.00                  80,000             80,000                    8.0             8.0
    7.40%            $102.48                 300,000            300,000                   30.0            30.0
    7.76%            $102.21                 500,000            500,000                   50.0            50.0
---------------------------------------------------------------------------------------------------------------
                                                                                        $113.5          $113.5
---------------------------------------------------------------------------------------------------------------

With sinking funds, subject to mandatory redemption:
    7.08%           $104.72(a)               500,000            250,000                 $ 25.0          $ 30.0
---------------------------------------------------------------------------------------------------------------
(a) $102.36 after November 15, 1996; $100.00 after November 15, 2001.

The authorized capital stock of Florida Progress includes 10 million shares of preferred stock, without par value, including 2 million shares designated as Series A Junior Participating Preferred Stock. No shares of Florida Progress' preferred stock are issued and outstanding. However, under Florida Progress' Shareholder Rights Agreement, each share of common stock has associated with it approximately two-thirds of one right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, subject to adjustment, which is exercisable in the event of certain attempted business combinations. If exercised, the rights would cause substantial dilution of ownership, thus adversely affecting any attempt to acquire Florida Progress on terms not approved by Florida Progress' Board of Directors. The rights have no voting or dividend rights and expire in December 2001, unless redeemed earlier by Florida Progress.

The authorized capital stock of Florida Power includes three classes of preferred stock: 4 million shares of Cumulative Preferred Stock, $100 par value; 5 million shares of Cumulative Preferred Stock, without par value; and 1 million shares of Preference Stock, $100 par value. No shares of Florida Power's Cumulative Preferred Stock, without par value, or Preference Stock are issued and outstanding, while a total of 1.4 million shares of the Cumulative Preferred Stock, $100 par value, are issued and outstanding in various series as detailed in the table above.

Preferred stock redemption requirements for 1997 to 2000 are $2.5 million per year.

NOTE 4   NUCLEAR OPERATIONS

JOINTLY OWNED PLANT - The following information relates to Florida Power's 90.4% proportionate share of the Crystal River Nuclear Plant at December 31, 1995 and 1994:

(In millions)                          1995            1994
-------------------------------------------------------------------------------
Utility plant in service             $656.6          $654.1
Construction work in progress          18.3            13.1
Unamortized nuclear fuel               59.1            52.9
Accumulated depreciation              310.9           285.2
Accumulated decommissioning           165.2           135.2
-------------------------------------------------------------------------------

Net capital additions for Florida Power were $7.8 million in 1995 and $21.7 million in 1994, and depreciation expense, exclusive of nuclear decommissioning, was $28.4 million in 1995 and $27.3 million in 1994. Each co-owner provides for its own financing. Florida Power's share of the asset balances and operating costs is included in the appropriate consolidated financial statements. Amounts exclude any allocation of costs related to common facilities.

DECOMMISSIONING COSTS - Florida Power's nuclear plant depreciation expenses include a provision for future decommissioning costs, which are recoverable through rates charged to customers. Florida Power is placing amounts collected in an externally managed trust fund. The recovery from customers, plus income earned on the trust fund, is intended to be sufficient to cover Florida Power's share of the future dismantlement, removal and land restoration costs. Florida Power has a license to operate the nuclear unit through December 3, 2016, and contemplates decommissioning beginning at that time.

In November 1995, the FPSC approved a new site-specific study that estimated total future decommissioning costs at approximately $2.0 billion, which corresponds to $404.6 million in 1995 dollars. Florida Power increased its share of the retail portion of annual decommissioning expense to the FPSC-approved level of $20.5 million, effective January 1995. Florida Power also has adjusted the wholesale portion of this expense in a comparable manner, increasing it to $1.2 million annually.

Under the previous study, Florida Power's share of total annual decommissioning expense, as authorized by the FPSC and the FERC, was $11.9 million for 1994 and 1993.

FUEL DISPOSAL COSTS - Florida Power has entered into a contract with the DOE for the transportation and disposal of SNF. Disposal costs for nuclear fuel consumed are being collected from customers through the fuel adjustment clause at a rate of $.001 per net nuclear KWH sold and are paid to the DOE quarterly. Florida Power currently is storing SNF on site and has sufficient storage capacity in place or under construction for fuel consumed through the year 2010.

NOTE 5   FINANCIAL INSTRUMENTS

Estimated fair value amounts have been determined by Florida Progress using available market information and discounted cash-flow analysis. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may be materially different than the amounts that Florida Progress could realize in a current market exchange. Estimating fair values for loans associated with the airline industry is difficult due to the limited number of transactions. Management, therefore, has estimated a range of values for these loans.

Florida Progress currently has no derivative financial instruments, such as futures, forwards, swaps or options contracts.

At December 31, 1995 and 1994, Florida Progress had the following financial instruments with estimated fair values compared with the carrying amounts:

                                                 1995              1994
                                          Carrying   Fair   Carrying   Fair
(In millions)                             Amount    Value   Amount    Value
-------------------------------------------------------------------------------
ASSETS:
Loans receivable:
  Commercial finance business:
   Real estate                            $106.8    $106.6   $118.4    $117.1
   Airline                                  46.8   14 to 44    58.4   14 to 43
  Life insurance business:
   Loans secured by real estate              6.0       7.8      7.8       8.6
   Policy loans                             10.2      11.1     10.4       8.5
-------------------------------------------------------------------------------
                                                     139.5              148.2
                                           169.8  to 169.5    195.0  to 177.2
  Allowance for loan losses                (31.1)     -       (32.6)      -
-------------------------------------------------------------------------------
                                                    $139.5             $148.2
   Total loans receivable                 $138.7  to 169.5   $162.4  to 177.2
-------------------------------------------------------------------------------
Marketable securities:
  Available for sale:
   Nuclear plant decommissioning fund     $161.1    $161.1   $123.6    $123.6
   Progress Capital                        135.2     135.2     93.3      93.3
  Held to maturity                          53.0      58.6     55.0      51.8
-------------------------------------------------------------------------------
CAPITAL AND LIABILITIES:
Florida Power preferred stock
  with sinking funds                      $ 25.0    $ 26.1   $ 30.0    $ 29.6
Long-term debt:
  Florida Power                          1,309.7   1,352.8  1,399.2   1,298.5
  Progress Capital                         559.4     566.2    513.3     504.0
-------------------------------------------------------------------------------

NOTE 6   LEASES AND LOANS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

At December 31, 1995 and 1994, investments in leases and loans receivable were as follows:
(In millions)                            1995        1994
-------------------------------------------------------------------------------
Finance leases:
  Rentals receivable                    $214.0      $238.1
  Unguaranteed residual values           109.7       153.5
  Unearned income                        (62.5)      (78.7)
  Deferred investment tax credits        (14.7)      (20.5)
-------------------------------------------------------------------------------
   Total finance leases                  246.5       292.4
-------------------------------------------------------------------------------
Loans receivable:
  Commercial finance business            153.6       176.8
  Life insurance business                 16.2        18.2
-------------------------------------------------------------------------------
   Total loans receivable                169.8       195.0
Allowance for losses                     (32.5)      (34.1)
-------------------------------------------------------------------------------
                                         383.8       453.3
Less: Current portion                     43.0        15.3
-------------------------------------------------------------------------------
                                        $340.8      $438.0
-------------------------------------------------------------------------------

Rentals receivable from finance leases represent unpaid rentals less principal and interest on nonrecourse third-party debt. Progress Credit's share of rentals receivable is subordinate to the debt holders who have security interests in the leased properties.

Finance leases consist primarily of leveraged investments in aircraft. The majority of the aircraft leases have remaining terms of 10 to 15 years, with a maximum of 23 years. Net contractual maturities of rentals receivable under these contracts are $12.6 million, $11.1 million, $10.4 million, $13.7 million and $13.1 million for 1996 through 2000, respectively, and $153.1 million in total thereafter.

Progress Credit's commercial finance loans are secured by first mortgage liens on the related commercial real estate or by security interests in aircraft, aircraft engines or spare parts. These loans are further collateralized, where applicable, by an assignment to Progress Credit of the borrowers' lease agreements, and, in some cases, third-party guaranties.

At December 31, 1995 and 1994, Progress Credit's portfolio included investments in the airline and commercial real estate industries as follows:

(In millions)                            1995        1994
-------------------------------------------------------------------------------
Airline industry:
  Finance leases                        $205.3      $254.2
  Loans receivable                        46.8        58.4
  Joint ventures                          36.3        37.6
  Equipment on operating leases            6.2         7.4
-------------------------------------------------------------------------------
                                        $294.6      $357.6
-------------------------------------------------------------------------------
Commercial real estate industry:
  Finance leases                        $ 15.4      $ 16.2
  Loans receivable                       106.8       118.4
-------------------------------------------------------------------------------
                                        $122.2      $134.6
-------------------------------------------------------------------------------

New transactions are not being initiated unless they facilitate Progress Credit's orderly withdrawal strategy. Due to conditions in the airline industry and the real estate market, Progress Credit has experienced delinquencies in ongoing lease and loan payments as well as loan principal maturities. Progress Credit has negotiated the restructuring of certain transactions. Although most of the outstanding real estate and aircraft loans mature during the next five years, Progress Credit expects that some of the borrowers may not be able to retire the loans at maturity. Progress Credit will pursue its options for any nonperforming assets, including restructuring, remedial actions and remarketing.

As of December 31, 1995, Progress Credit's portfolio includes $90.2 million in loans and leases performing under restructured agreements. All restructured assets are performing in accordance with their new terms and the restructurings will not materially reduce Progress Credit's future annual revenue.

During 1995, 1994 and 1993, Progress Credit provided $5.5 million, $9.9 million and $5.9 million, respectively, for possible loan and lease losses and had write-offs totaling $7.1 million, $.8 million and $4.2 million, respectively. Florida Progress believes Progress Credit's existing reserve of $32 million is adequate to cover its planned orderly withdrawal from these businesses, assuming no significant further deterioration in the airline and real estate industries.

Leases and loans generally are placed on nonaccrual status when management believes the collectibility of interest or principal is unlikely. There were no assets on nonaccrual status at December 31, 1995 and 1994.

NOTE 7   BUSINESS SEGMENTS

Florida Progress' principal business segments are utility and diversified operations. The utility is engaged in the generation, purchase, transmission, distribution and sale of electric energy. Electric Fuels' operations include bulk commodities transportation, rail products and services and the mining, procurement and transportation of coal to Florida Power and other unaffiliated customers. Other diversified operations include activities in leveraged leasing, commercial finance, life insurance, real estate and technology development.

Florida Progress' business segment information for 1995, 1994 and 1993 is summarized below. No single customer accounted for 10% or more of unaffiliated revenues.

(In millions)                                   1995       1994       1993
-------------------------------------------------------------------------------
Revenues:
  Utility                                    $2,271.7   $2,080.5   $1,957.6
  Diversified:
   Electric Fuels:
     Coal sales to electric utility             236.8      249.4      244.9
     Sales to unaffiliated customers            607.0      534.1      335.8
   Other diversified                            179.1      159.4      157.7
-------------------------------------------------------------------------------
                                              3,294.6    3,023.4    2,696.0
  Eliminations                                 (239.0)    (251.9)    (247.0)
-------------------------------------------------------------------------------
Revenues from external customers             $3,055.6   $2,771.5   $2,449.0
-------------------------------------------------------------------------------
Income from operations:
  Utility                                    $  456.3   $  419.5   $  391.5
  Diversified:
   Electric Fuels                                52.1       41.6       30.3
   Other diversified                             15.2       14.9       20.8
-------------------------------------------------------------------------------
                                                523.6      476.0      442.6
Interest and other expense                      148.3      154.3      136.4
-------------------------------------------------------------------------------
Income before income taxes                   $  375.3   $  321.7   $  306.2
-------------------------------------------------------------------------------
Identifiable assets:
  Utility                                    $4,284.7   $4,284.0   $4,254.2
  Diversified:
   Electric Fuels                               573.6      489.4      397.2
   Other diversified                            932.8      945.3      987.4
-------------------------------------------------------------------------------
                                             $5,791.1   $5,718.7   $5,638.8
-------------------------------------------------------------------------------
Depreciation and amortization:
  Utility                                    $  329.7   $  294.8   $  276.5
  Diversified:
   Electric Fuels                                21.2       19.7       16.4
   Other diversified                              8.2        7.2        7.0
-------------------------------------------------------------------------------
                                             $  359.1   $  321.7   $  299.9
-------------------------------------------------------------------------------
Capital additions:
  Utility                                    $  289.2   $  327.2   $  440.7
  Diversified:
   Electric Fuels                                40.5       38.1       19.5
   Other diversified                              5.7        2.8        2.2
-------------------------------------------------------------------------------
                                             $  335.4   $  368.1   $  462.4
-------------------------------------------------------------------------------

NOTE 8   INCOME TAXES

FLORIDA PROGRESS

(In millions)                                   1995      1994      1993
-------------------------------------------------------------------------------

Components of income tax expense:
Payable currently:
  Federal                                      $192.5    $127.7    $140.7
  State                                          23.9      14.3      18.8
-------------------------------------------------------------------------------
                                                216.4     142.0     159.5
-------------------------------------------------------------------------------
Deferred, net:
  Federal                                       (63.9)    (20.6)    (39.2)
  State                                          (7.6)     (2.1)     (5.1)
  Effect of change in tax rate on
   deferred assets/liabilities                     -         -        4.7
-------------------------------------------------------------------------------
                                                (71.5)    (22.7)    (39.6)
-------------------------------------------------------------------------------
Amortization of investment
  tax credits, net                               (8.5)     (9.6)     (9.5)
-------------------------------------------------------------------------------
                                               $136.4    $109.7    $110.4
-------------------------------------------------------------------------------

FLORIDA POWER

(In millions)                                   1995      1994      1993
-------------------------------------------------------------------------------
Components of income tax expense:
Payable currently:
  Federal                                      $136.8    $ 95.3    $110.2
  State                                          22.1      17.1      19.1
-------------------------------------------------------------------------------
                                                158.9     112.4     129.3
-------------------------------------------------------------------------------
Deferred, net:
  Federal                                       (18.9)      7.0     (13.9)
  State                                          (1.9)       .6      (2.6)
-------------------------------------------------------------------------------
                                                (20.8)      7.6     (16.5)
-------------------------------------------------------------------------------
Amortization of investment
  tax credits, net                               (8.5)     (8.5)     (8.5)
-------------------------------------------------------------------------------
Total income tax expense                        129.6     111.5     104.3
Less: Amounts charged or (credited)
  to non-operating income                          .1      (3.2)      (.2)
-------------------------------------------------------------------------------
Amounts charged to operating income            $129.5    $114.7    $104.5
-------------------------------------------------------------------------------

The primary differences between the statutory rates and the effective income tax rates are detailed below:

FLORIDA PROGRESS
                                               1995      1994      1993
-------------------------------------------------------------------------------
Federal statutory income tax rate              35.0%     35.0%     35.0%
State income tax, net of federal
  income tax benefits                           2.7       2.4       2.8
Amortization of investment tax credits         (2.5)     (3.1)     (3.0)
Effect of change in tax rate on deferred
  assets/liabilities                             -         -        1.5
Other                                            .2      (1.2)     (1.8)
-------------------------------------------------------------------------------
Effective income tax rates                     35.4%     33.1%     34.5%
-------------------------------------------------------------------------------

FLORIDA POWER
                                               1995      1994      1993
-------------------------------------------------------------------------------
Federal statutory income tax rate              35.0%     35.0%     35.0%
State income tax, net of federal
  income tax benefits                           3.7       3.7       3.6
Amortization of investment tax credits         (2.4)     (2.7)     (2.8)
Other                                             -       (.3)      (.7)
-------------------------------------------------------------------------------
Effective income tax rates                     36.3%     35.7%     35.1%
-------------------------------------------------------------------------------

The following summarizes the components of deferred tax liabilities and assets at December 31, 1995 and 1994:

FLORIDA PROGRESS

(In millions)                                          1995       1994
-------------------------------------------------------------------------------
Deferred tax liabilities:
  Difference in tax basis of property, plant and
   equipment                                          $565.5     $564.8
  Difference in accounting for leveraged leases        184.3      226.6
  Other                                                110.9       88.0
-------------------------------------------------------------------------------
   Total deferred tax liabilities                     $860.7     $879.4
-------------------------------------------------------------------------------
Deferred tax assets:
  Accrued book expenses                               $144.9     $114.1
  Unbilled revenues                                     20.8       17.7
  Other                                                 33.0       32.4
-------------------------------------------------------------------------------
   Total deferred tax assets                          $198.7     $164.2
-------------------------------------------------------------------------------

At December 31, 1995 and 1994, Florida Progress had net noncurrent deferred tax liabilities of $694.3 million and $744.1 million and net current deferred tax assets of $32.3 million and $28.9 million, respectively. Florida Progress expects the results of future operations will generate sufficient taxable income to allow for the utilization of deferred tax assets.

FLORIDA POWER

(In millions)                                          1995       1994
---------------------------------------------------------------------------
Deferred tax liabilities:
  Difference in tax basis of property,
     plant and equipment                              $526.0     $527.9
  Deferred book expenses                                19.9       10.4
  Under recovery of fuel                                 2.8         .7
  Carrying value of securities over cost                 4.5          -
---------------------------------------------------------------------------
  Total deferred tax liabilities                      $553.2     $539.0
---------------------------------------------------------------------------
Deferred tax assets:
  Accrued book expenses                               $ 64.4     $ 50.5
  Unbilled revenues                                     20.8       17.7
  Regulatory liability for deferred income taxes        13.4        8.3
  Other                                                  3.1        3.3
---------------------------------------------------------------------------
  Total deferred tax assets                           $101.7     $ 79.8
---------------------------------------------------------------------------

At December 31, 1995 and 1994, Florida Power had net noncurrent deferred tax liabilities of $483.8 million and $488.0 million and net current deferred tax assets of $32.3 million and $28.9 million, respectively. Florida Power expects the results of future operations will generate sufficient taxable income to allow the utilization of deferred tax assets.

NOTE 9   RETIREMENT BENEFIT PLANS

STAFF REDUCTIONS - Florida Power recognized pension and other postretirement benefit expenses of $5.6 million in 1993 and $15.5 million in 1994 related to an early retirement option. In addition, in late 1994, Florida Power eliminated approximately 300 positions. As a result, Florida Power recognized severance costs of $5 million, which were partially offset by a reduction of $1.8 million in related accrued pension and postretirement benefit costs.

PENSION BENEFITS - Florida Progress and certain of its subsidiaries have a noncontributory defined benefit pension plan covering most employees. The benefits are based on length of service, compensation and Social Security benefits. The participating companies make annual contributions to the plan based on an actuarial determination and consideration of tax regulations and funding requirements under federal law. Based on actuarial calculations and the funded status of the pension plan, Florida Progress was not required to contribute to the plan for 1995, 1994 or 1993.

Shown below are the components of the net pension expense calculations for those years:

(In millions)                                    1995     1994     1993
-------------------------------------------------------------------------------
Service cost                                   $ 13.4    $17.2    $16.3
Interest cost                                    30.1     29.3     27.5
Actual losses (earnings) on plan assets        (124.4)     6.6    (60.7)
Net amortization and deferral                    77.7    (54.3)    17.9
-------------------------------------------------------------------------------
Net pension cost (benefit)                       (3.2)    (1.2)     1.0
Staff reduction cost, net                          -      10.0       .1
-------------------------------------------------------------------------------
Net pension cost (benefit) recognized          $ (3.2)   $ 8.8    $ 1.1
-------------------------------------------------------------------------------

Florida Power's share of the plan's net pension costs (benefits) for 1995, 1994 and 1993 was $(3) million, $9 million and $1 million, respectively.

The following weighted average actuarial assumptions at January 1 were used in the calculation of pension expense:
                                                    1995     1994     1993
-------------------------------------------------------------------------------
Discount rate                                       8.25%    7.25%    7.75%
Expected long-term rate of return                   9.00%    9.00%    9.00%
Rate of compensation increase                       5.00%    5.00%    5.50%
-------------------------------------------------------------------------------

The following summarizes the funded status of the pension plan at December 31, 1995 and 1994:

(In millions)                                           1995       1994
-------------------------------------------------------------------------------
Accumulated benefit obligation:
  Vested                                               $315.8     $267.8
  Nonvested                                              30.6       34.7
-------------------------------------------------------------------------------
                                                        346.4      302.5
Effect of projected compensation increases               94.7       82.6
-------------------------------------------------------------------------------
Projected benefit obligation                            441.1      385.1
Plan assets at market value, primarily listed
  stocks and bonds                                      585.0      480.0
-------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation  $143.9     $ 94.9
-------------------------------------------------------------------------------
Consisting of the following components:
  Unrecognized transition asset                        $ 35.4     $ 40.3
  Unrecognized prior service cost                        (6.9)      (7.5)
  Effect of changes in assumptions and difference
   between actual and estimated experience              123.9       73.8
  Accrued pension costs                                  (8.5)     (11.7)
-------------------------------------------------------------------------------
                                                       $143.9     $ 94.9
-------------------------------------------------------------------------------

Due to changes in interest rates, Florida Progress used a discount rate of 7.25% and a 4.5% weighted average rate of compensation increase to calculate the pension plan's 1995 year-end funded status. The change in the discount rate from 8.25% at December 31, 1994, to 7.25% at December 31, 1995, increased the projected benefit obligation by $60 million and is expected to increase the annual pension costs by $8 million, beginning in 1996. The change in the weighted average rate of compensation increase from 5% at December 31, 1994, to 4.5% at December 31, 1995, decreased the projected benefit obligation by $17 million and is expected to decrease the annual pension costs by $4 million, beginning in 1996.

OTHER POSTRETIREMENT BENEFITS - Florida Progress and some of its subsidiaries provide certain health care and life insurance benefits for retired employees. Employees become eligible for these benefits when they reach normal retirement age while working for Florida Progress.

The net postretirement benefit costs for 1995, 1994 and 1993 are detailed below:

(In millions)                                          1995    1994    1993
-------------------------------------------------------------------------------

Service cost                                          $ 5.1   $ 5.3   $ 5.6
Interest cost                                          13.5    12.9    11.8
Amortization of unrecognized transition obligation      6.1     6.1     6.5
Actual earnings on plan assets                          (.3)     -       -
Staff reduction cost                                     -      3.7     5.5
-------------------------------------------------------------------------------
                                                      $24.4   $28.0   $29.4
-------------------------------------------------------------------------------

Florida Power's share of the plan's net postretirement benefit cost for 1995, 1994 and 1993 was $23.5 million, $27.1 million and $28.2 million, respectively.

The following summarizes the plan's status, reconciled with amounts recognized in Florida Progress' balance sheet at December 31, 1995 and 1994:

(In millions)                                              1995      1994
-------------------------------------------------------------------------------

Accumulated postretirement benefit obligation:
  Retirees                                               $ 96.6    $ 92.7
  Fully eligible active plan participants                   2.6       1.5
  Other active plan participants                           91.4      74.2
  Plan assets at fair value                                (3.2)     (1.5)
-------------------------------------------------------------------------------
                                                          187.4     166.9
Unrecognized transition obligation                       (103.6)   (107.8)
Unrecognized net gains                                      1.0       8.7
-------------------------------------------------------------------------------
Accrued postretirement benefit cost                      $ 84.8    $ 67.8
-------------------------------------------------------------------------------

The following weighted average actuarial assumptions were used in the calculation of the year-end status of other postretirement benefits:

                                                        1995          1994
-------------------------------------------------------------------------------

Discount rate                                           7.25%         8.50%
Rate of compensation increase                           4.50%         5.00%
Health care cost trend rates:
  Pre-Medicare                                   11.50%-5.00%  12.25%-5.75%
  Post-Medicare                                   8.25%-4.75%   9.00%-5.50%
-------------------------------------------------------------------------------

The transition obligation is being accrued through 2012. A one-percentage point increase in the assumed health care cost trend rate for each future year would have increased the 1995 current service and interest cost by approximately $3 million and the accumulated postretirement benefit obligation as of December 31, 1995, by about $28 million. The change in the discount rate from 8.5% at December 31, 1994, to 7.25% at December 31, 1995, increased the projected benefit obligation by $28 million and is expected to increase annual postretirement benefit costs by $2 million, beginning in 1996.

Due to different retail and wholesale regulatory rate requirements, Florida Power began making quarterly contributions in 1994 to an irrevocable external trust fund for wholesale ratemaking, while continuing to accrue post-retirement benefit costs to an unfunded reserve for retail ratemaking. Florida Power contributed approximately $1.4 million in 1995 and $1.6 million in 1994 to the trust fund.

NOTE 10  RATES AND REGULATION

RETAIL RATES - Florida Power's currently approved retail rates provide the opportunity to earn a regulatory return on equity of 12%, with an allowed range between 11% and 13%. The utility's retail regulatory return on equity was 12.5% for 1995.

WHOLESALE RATES - In 1995, the FERC approved Florida Power's two 1995 settlement agreements. The new rates, effective January 1, 1995, are designed to increase annual revenues by approximately $9.5 million primarily to recover additional purchased power capacity costs. In 1994, the FERC approved Florida Power's 1994 and 1993 settlement agreements with its wholesale customers that provide for rates designed to increase annual revenues by $9.8 million and $5.7 million, respectively.

In March 1995, the FERC proposed new rules that will require the electric industry to provide open access to the nation's interstate transmission network. Each utility under FERC jurisdiction will be required to file a nondiscriminatory open access transmission tariff, making its transmission system available to all wholesale buyers and sellers of electric energy. In October 1995, the FERC accepted Florida Power's revised comparability tariff for implementation, subject to refund, effective November 1995. Florida Power expects that the FERC will hold hearings to review the proposed tariff by the end of the second quarter 1996. Florida Power expects that the new tariff will not have a material effect on Florida Power's revenues or earnings.

NOTE 11  COMMITMENTS AND CONTINGENCIES

FUEL, COAL AND PURCHASED POWER COMMITMENTS - Florida Power has entered into various long-term contracts to provide the fossil and nuclear fuel requirements of its generating plants and to reserve pipeline capacity for natural gas. In most cases, such contracts contain provisions for price escalation, minimum purchase levels and other financial commitments. Estimated annual payments, based on current market prices, for Florida Power's firm commitments for fuel purchases and transportation costs, excluding delivered coal and purchased power, are $4 million, $11 million, $18 million, $18 million and $17 million for 1996 through 2000, respectively, and $182 million in total thereafter. Additional commitments will be required in the future to supply Florida Power's fuel needs.

Electric Fuels has entered into several contracts with outside parties for the purchase of coal. Electric Fuels also has entered into several operating leases, and rental or royalty agreements, relating to transportation equipment and coal procurement and processing. The annual obligations under these contracts and leases, including transportation costs, are $231.2 million, $176.3 million, $104.5 million, $83.2 million and $67.7 million for 1996 through 2000, respectively, and $126.6 million in total thereafter. The total cost incurred for these commitments was $235.2 million in 1995, $199.2 million in 1994 and $213.2 million in 1993.

Florida Power has long-term contracts for about 480 MWs of purchased power with other utilities, including a contract with The Southern Company ("Southern") for approximately 400 MWs of purchased power annually through 2010. This represents 4.6% of Florida Power's total current system capacity. Florida Power has an option to lower these Southern purchases to approximately 200 MWs annually, beginning in 2000, with a three-year notice. The purchased power from Southern is supplied by generating units with a capacity of approximately 3,500 MWs and is guaranteed by Southern's entire system, totaling more than 30,000 MWs.

As of December 31, 1995, Florida Power had entered into purchased power contracts with certain cogenerators for 1,164 MWs of capacity with expiration dates ranging from 2002 to 2025. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments are subject to the qualifying facilities meeting certain contract obligations. In most cases, these contracts account for 100% of the generating capacity of each of the facilities. Of the 1,164 MWs under contract, 1,049 MWs are currently available. All commitments have been approved by the FPSC. Florida Power does not plan to increase the level of purchased power currently under contract.

Florida Power incurred purchased power capacity costs totaling $260.1 million in 1995, $138.6 million in 1994 and $74.3 million in 1993. The following table shows minimum expected future capacity payments for purchased power commitments. Because the purchased power commitments have relatively long durations, the total present value of these payments using a 10% discount rate also is presented. These amounts assume that all units are brought into service as contracted and meet contract performance requirements:

                       Purchased Power Capacity Payments
-------------------------------------------------------------------------------
(In millions)                  Utilities   Cogenerators     Total
-------------------------------------------------------------------------------

1996                            $ 64        $   221      $   285
1997                              67            238          305
1998                              65            250          315
1999                              66            262          328
2000                              37            276          313
2001-2025                        359          9,745       10,104
-------------------------------------------------------------------------------
  Total                         $658        $10,992      $11,650
-------------------------------------------------------------------------------
  Total net present value                                $ 3,372
-------------------------------------------------------------------------------

The FPSC allows these capacity payments to be recovered through a capacity cost recovery clause, which is similar to, and works in conjunction with, energy payments recovered through the fuel adjustment clause.

The cogeneration purchased power contracts employ separate pricing methodologies for capacity payments and energy payments. Two cogenerators had filed suit against Florida Power in state court and a third in federal court challenging the energy pricing methodology.

Another cogenerator entered into a standard offer cogeneration contract with Florida Power and subsequently indicated its intention to build a 115 MW facility. The FPSC's rules limit standard offer cogeneration projects to 75 MWs, and Florida Power filed a petition seeking an FPSC ruling that Florida Power's standard offer contract is not available if the cogenerator constructs a larger facility. Florida Power also has filed a lawsuit in federal court in connection with this dispute.

Management does not expect the results of these legal actions will have a material impact on earnings.

UTILITY CONSTRUCTION PROGRAM - Substantial commitments have been made in connection with Florida Power's construction program. In 1996, total construction expenditures of $265 million are projected, primarily for electric plant and nuclear fuel.

OFF-BALANCE SHEET RISK - Several of Florida Progress' subsidiaries are general partners in unconsolidated partnerships and joint ventures. Florida Progress or subsidiaries have agreed to support certain loan agreements of the partnerships and joint ventures. The debt support agreements totaled $33.4 million and $31.9 million at December 31, 1995 and 1994, respectively, of which $26.1 million and $24.9 million were guaranties, and $7.3 million and $7 million were stand-by letters of credit, respectively. If the other partners fail to perform their obligations and if the partnership assets, consisting primarily of land and buildings, were worthless, those subsidiaries could be liable for an additional $37.4 million as of December 31, 1995, which represents partnership liabilities in excess of amounts mentioned earlier. Florida Progress considers these credit risks to be minimal, based upon the asset values supporting the partnership liabilities.

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

Under the provisions of the Price Anderson Act, which limits liability for accidents at nuclear power plants, Florida Power, as an owner of a nuclear plant, can be assessed for a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. If total third-party claims relating to a single nuclear incident exceed $200 million (the amount of currently available commercial liability insurance), Florida Power could be assessed up to $79.3 million per incident, with a maximum assessment of $10 million per year.

Florida Power is a member of the Nuclear Electric Insurance, Ltd. ("NEIL"), an industry mutual insurer, which provides business interruption and extra expense coverage in the event of a major accidental outage at a covered nuclear power plant. Florida Power is subject to a retroactive premium assessment under this policy in the event of adverse loss experience. Florida Power's present maximum share of any such retroactive assessment is $2.6 million per policy year.

Florida Power also maintains nuclear property damage insurance and decontamination and decommissioning liability insurance totaling $2.1 billion. The first layer of $500 million is purchased in the commercial insurance market with the remaining excess coverage purchased from NEIL. Florida Power is self-insured for any losses that are in excess of this coverage. Under the terms of the NEIL policy agreements, Florida Power could be assessed up to $8.1 million in any policy year if a loss in excess of NEIL's available surplus is incurred. In the event of multiple losses in any policy year, Florida Power's retroactive premium could total up to $15.9 million.

Florida Power has never been assessed under these nuclear indemnities or insurance policies.

CONTAMINATED SITE CLEANUP - Florida Progress is subject to regulation with respect to the environmental effects of its operations. Florida Progress' disposal of hazardous waste through third-party vendors can result in costs to clean up facilities found to be contaminated. Federal and state statutes authorize governmental agencies to compel responsible parties to pay for cleanup of certain abandoned or uncontrolled hazardous waste sites.

Florida Power and former subsidiaries of Florida Progress, whose properties were sold in prior years, have been identified by the EPA as PRPs at certain sites. In addition to these designated sites, there are other sites where Florida Progress affiliates may be responsible for additional environmental cleanup, including a coal gasification plant site that Florida Power previously owned and operated. There are five parties which have been identified as potentially responsible for this gas site, including Florida Power. Liability for the cleanup costs of these sites is joint and several.

Florida Progress believes that its subsidiaries will not be required to pay a disproportionate share of the costs for cleanup of these sites. Florida Progress' best estimates indicate that its proportionate share of liability for cleaning up all sites ranges from $2.5 million to $4.5 million. It has reserved $2.8 million against these potential costs. Further study of the coal gasification plant site could lead to increasing Florida Power's liability for cleanup costs. It is too early to predict the outcome of the study. Estimates of these additional costs are not available, but are not expected to have a material effect on Florida Progress' financial position, operations or liquidity.

QUARTERLY FINANCIAL DATA



                                            FLORIDA PROGRESS CORPORATION
                                                     (Unaudited)
---------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended
(In millions, except per share amounts)  March 31       June 30      September 30    December 31
---------------------------------------------------------------------------------------------------------------

1995
Revenues                                   $703.2        $742.9          $862.6           $746.9
Income from operations                      110.3         123.6           180.9            108.8
Net income                                   46.6          55.2            91.1             46.0
Earnings per average common share              .49           .58             .95              .48
Dividends per common share                     .505          .505            .505             .505
Common stock price per share:
   High                                     32 5/8         32 3/8          32 1/2           35 3/4
   Low                                      29 3/8         29 1/2          29 3/4           32 3/8
---------------------------------------------------------------------------------------------------------------

1994
Revenues                                   $639.2        $693.2          $756.2           $682.9
Income from operations                       91.3         121.8           155.2            107.7
Net income                                   36.5          53.7            75.8             46.0
Earnings per average common share              .41           .58             .80              .49
Dividends per common share                     .495          .495            .495             .505
Common stock price per share:
   High                                     33 5/8         30 1/2          29 1/4           30 7/8
   Low                                      29 1/8         24 3/4          25 3/4           27 5/8
---------------------------------------------------------------------------------------------------------------

                                        FLORIDA POWER CORPORATION
                                               (Unaudited)
--------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended
(In millions)                           March 31       June 30      September 30    December 31
--------------------------------------------------------------------------------------------------------------
1995

Operating revenues                         $515.9        $550.5          $671.8           $533.5
Net income                                  $43.3         $53.0           $87.1            $43.6
Earnings on common stock                    $40.8         $50.6           $84.7            $41.2


1994

Operating revenues                         $483.5        $517.0          $586.5           $493.5
Net income                                  $34.3         $50.1           $72.0            $44.4
Earnings on common stock                    $31.8         $47.6           $69.4            $41.9


The business of Florida Progress' largest subsidiary, Florida Power, is seasonal in nature and comparisons of earnings for the quarters do not give a true indication of the overall trends and changes in operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

                               FLORIDA PROGRESS

Information concerning the Directors of Florida Progress is included under the headings "Information as to Nominees" and "Information as to Continuing Directors" in Florida Progress' Proxy Statement and is incorporated herein by reference. Information concerning the executive officers of Florida Progress is set forth in Part I, Item 1 hereof under the heading "Executive Officers". Information concerning compliance by Florida Progress' directors and officers, and persons who own more than 10% of Florida Progress' common stock, with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading "Compliance with Section 16(a) of the Exchange Act" in Florida Progress' Proxy Statement and is incorporated herein by reference.

                                FLORIDA POWER

DIRECTORS

R. Mark Bostick, Age 41, Director since 1992. Member - Executive Committee, Compliance Committee.

Since January, 1989, Mr. Bostick's principal occupation has been President of COMCAR Industries, Inc., a privately held, diversified transportation company. For more than five years before 1989, Mr. Bostick was Executive Vice President of COMCAR Industries, Inc. Mr. Bostick is a director of NationsBank of Florida, N.A.

Jack B. Critchfield, Age 62, Director 1975-1978 and since 1988. Chairman - Executive Committee. Member - Executive Committee effective April 1, 1996.

Information concerning Dr. Critchfield is set forth in Part I, Item 1 hereof under the heading "Executive Officers".

Allen J. Keesler, Age 57, Director since 1988. Member - Executive Committee until April 1, 1996.

Information concerning Mr. Keesler is set forth in Part I, Item 1 hereof under the heading "Executive Officers".

Richard Korpan, Age 54, Director since 1989. Member - Executive Committee. Chairman - Executive Committee effective April 1, 1996.

Information concerning Mr. Korpan is set forth in Part I, Item 1 hereof under the heading "Executive Officers".

Frank C. Logan, Age 60, Director since 1994. Member - Executive Committee, Chairman - Compliance Committee.

Mr. Logan has practiced law since 1962, primarily in the areas of estate planning, probate, corporate and business law. Since September 1994, Mr. Logan has been a partner in the law firm of Harris, Barrett, Mann & Dew, Clearwater, Florida. Previously, he was with the Clearwater firm of McMullen, Everett, Logan, Marquardt & Cline which became MacFarlane, Ausley, Ferguson & McMullen after a 1993 merger with a Tampa firm. He serves on the Federal Judicial Nominating Commission for Florida.

Clarence V. McKee, Esquire, Age 53, Director since 1988.

Mr. McKee's principal occupation is Chairman and Chief Executive Officer of McKee Communications, Inc., Tampa, Florida. From 1987 to 1992, he served as Chairman and Chief Executive Officer of WTVT Holdings, Inc. He served as Counsel to Pepper & Corazinni, a Washington, D.C. communications law firm, from 1980 until 1987 when he became a co-owner of WTVT Holdings, Inc., licensee of WTVT-TV, Tampa, Florida. Mr. McKee is a director of Barnett Banks, Inc., and American Heritage Life Insurance Company, Jacksonville.

Joseph H. Richardson, Age 46, Director and Member - Executive Committee effective April 1, 1996.

Information concerning Mr. Richardson is set forth in Part I, Item 1 hereof under the heading "Executive Officers".

Joan D. Ruffier, Age 56, Director since 1991.

Ms. Ruffier's principal occupation is a general partner of Sunshine Cafes, Orlando, Florida, a food and beverage concession business at major Florida airports. From 1978 to 1982 she served as a management consultant to the National Association of Bank Women. From 1982 to 1986, she practiced public accounting with the firm of Colley, Trumbower & Howell. In 1986, she assumed her present position. Ms. Ruffier is a member of the Administrative Board of SunTrust Bank, Central Florida N.A. in Orlando, and the board of the Jacksonville Branch of the Federal Reserve Bank of Atlanta. She also serves on the board of directors of the SunHealth Alliance of Charlotte, North Carolina. She was a member and chairman of the Board of Regents of the State University System of Florida. She also serves as a director of the University of Central Florida Foundation, the University of Florida Foundation, the Community Foundation of Central Florida Inc., Cyprus Equity Fund, and INVEST, INC.

Jean Giles Wittner, Age 61, Director since 1977.

Mrs. Wittner's principal occupation is President of Wittner & Company, St. Petersburg, Florida, a firm involved in real estate management and insurance brokerage and consulting. She previously served as President and Chief Executive Officer of a savings association from 1975 until it was sold on December 31, 1986. She then became President of Wittner Securities, Inc. In November 1989, she became President of Wittner & Company. She has been a director of Florida Power since 1977. She also serves on the board of Raymond James Bank, F.S.B., Menorah Manor, a non-profit nursing home, and the Pinellas County Education Foundation. She is also a member of the board of trustees of Eckerd College.

All of the directors except Mr. Bostick, Mr. Logan and Mr. Richardson are directors of Florida Progress. Mr. Keesler has resigned as a Director of Florida Progress effective April 1, 1996. Each director holds office until the next Annual Meeting of Shareholders and until the election and qualification of a successor.

EXECUTIVE OFFICERS

Information concerning the executive officers of Florida Power is set forth in
Part I, Item 1 hereof under the heading "Executive Officers" and is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely on a review of the copies of Section 16(a) forms furnished to Florida Power during 1995, or written representations that no forms were required, Florida Power believes that all persons who at any time during 1995 were officers, directors or greater than ten-percent beneficial owners of Florida Power's preferred stock, filed their applicable Section 16(a) reports on a timely basis during 1995 and prior fiscal years.

ITEM 11.  EXECUTIVE COMPENSATION

                              FLORIDA PROGRESS

The information under the headings "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation", "Pension Plan Table" and "Employment Contracts and Termination of Employment" in Florida Progress' Proxy Statement is incorporated herein by reference.

                                FLORIDA POWER

COMPENSATION OF DIRECTORS

For 1995, with the exception of Messrs. Bostick and Logan, the compensation for all non-employee directors of Florida Power, excluding employees of Florida Progress, was a daily meeting fee of $1,500 for Board and committee meetings attended on any one day. Messrs. Bostick and Logan received these daily meeting fees and $15,000 per year as a retainer fee. Non-employee directors who also served on the Board of Directors of Florida Progress were paid an annual retainer in the amount of $22,500, plus a fee of $1,500 for attendance at each meeting of Florida Progress' Board of Directors and a per day meeting fee of $1,500 for subsidiary and committee meetings attended on any one day. All or a portion of these fees were allowed to be deferred at the discretion of a director.

For 1996, compensation for all directors of Florida Power (excluding employees of Florida Progress or subsidiaries) will be $1,500 for attendance at each meeting of the Florida Power Board of Directors. Messrs. Bostick and Logan, and effective April 1, 1996, Mr. Keesler will receive $20,000 per year as a retainer fee and a meeting fee of $750 for attendance at each committee meeting. Non-employee directors who also serve on the Board of Directors of Florida Progress will be paid by Florida Progress an annual retainer in the amount of $30,000, plus a fee of $1,500 for attendance at each meeting of Florida Progress' Board of Directors, a $750 meeting fee to each Committee Chairman for each meeting chaired, and a per day meeting fee of $1,500 for subsidiary and committee meetings.

The foregoing payments are to be made effective January 1, 1996 in accordance with the terms of the Stock Plan for Non-Employee Directors of Florida Progress Corporation and Subsidiaries subject to approval by the shareholders of Florida Progress at the 1996 Annual Meeting of Shareholders. If approved, 75% of the directors' retainer fees will be paid in Florida Progress common stock. Only the cash portion of directors' compensation will be allowed to be deferred.

EXECUTIVE COMPENSATION

The following table contains information with respect to compensation awarded, earned or paid during the years 1993-1995 to (i) the Chief Executive Officer, and (ii) the other four most highly compensated executive officers of Florida Power (collectively the "Named Executive Officers") in 1995, whose total remuneration paid in 1995 exceeded $100,000.

                                           SUMMARY COMPENSATION TABLE
                                                                       Long-Term
                                                                      Compensation
                                     Annual Compensation(1)           ------------
    Name and Principal             -------------------------               LTIP               All Other
        Position                    Year     Salary    Bonus           Payouts(2)          Compensation(3)
--------------------------         -----     ------    -----          ------------         ---------------

ALLEN J. KEESLER, JR. (5)           1995    $397,848  $240,000          $260,419(4)          $16,785
  President and Chief               1994     383,011   172,500           178,904              15,837
  Executive Officer                 1993     379,548   208,000           217,250               9,888



JOSEPH H. RICHARDSON (5)            1995    $215,009  $113,000          $110,473(4)          $ 8,835
  Senior Vice President             1994     212,122    88,500            81,326             $ 4,226
                                    1993     198,071   100,000            78,875                 119


JEFFREY R. HEINICKA                 1995    $211,200  $100,000              N/A              $ 8,325
  Senior Vice President and         1994     174,723    76,000              N/A                7,943
  Chief Financial Officer           1993(6)


PERCY M. BEARD, JR.                 1995    $209,997  $110,500          $113,608(4)          $ 9,000
  Senior Vice President             1994     206,345    83,000            76,826               9,090
                                    1993     188,728   100,000              N/A                7,925


JOHN A. HANCOCK                     1995    $199,992  $105,000          $109,974(4)          $ 8,550
  Senior Vice President             1994     197,088    72,500            74,786               8,700
                                    1993     182,870    87,000              N/A                7,684


(1)      All other annual compensation paid to the Chief Executive Officer and the Named Executive Officers
         during 1995, other than salary and annual incentive compensation, does not exceed the minimum amounts required to be reported pursuant to SEC rules.

(2)      The following number of shares of restricted Common Stock held by Named Executive Officers as of
         December 31, 1995 as a result of awards earned under the 1991-1993 and 1992-1994 performance cycles and the value of such shares, is as follows: Allen J. Keesler, Jr. 6,001 shares $212,285; Joseph M.
         Richardson 2,515 shares $88,968; Percy M. Beard, Jr. 1,582 shares $55,963; and John A. Hancock 1,540 shares $54,478.

(3)      Represents contributions to the Savings Plan of Florida Progress and/or the Executive Optional Deferred
         Compensation Plan on behalf of the Chief Executive Officer and the Named Executive Officers.

(4)      Represents the dollar value as of February 8, 1996, the date of grant, of shares of Common Stock of
         Florida Progress earned under the 1993-1995 performance cycle of the Florida Progress Long-Term
         Incentive Plan ("LTIP"), two-thirds of which are restricted.  The total number of shares earned are as follows:  Allen J. Keesler, Jr. 7,310 shares; Joseph H. Richardson 3,101 shares; Percy M. Beard, Jr.
         3,189 shares and John A. Hancock 3,087 shares.  The vesting schedule for the restricted stock is 50% on
         January 1, 1997 and 50% on January 1, 1998, except that all of Mr. Keesler's restricted stock will vest on January 1, 1997.  Dividends are payable on the restricted Common Stock to the extent and on the same date as dividends are paid on all other shares of Florida Progress Common Stock.  In the event of a change in control of Florida Progress, all restrictions on all shares of restricted stock lapse.

(5)      Allen J. Keesler, Jr. will retire as President and Chief Executive Officer of Florida Power on April 1,
         1996.  Joseph H. Richardson has been promoted to the position of President and Chief Operating Officer of Florida Power effective April 1, 1996.

(6)      No 1993 data is provided because Mr. Heinicka was not an executive officer in 1993.


The following table contains information with respect to Performance Shares awarded in 1995 to the Chief Executive Officer and each of the Named Executive Officers of Florida Power for the 1995-1997 performance cycle of the LTIP:

                                           LONG-TERM INCENTIVE PLAN(1)
                                                 AWARDS IN 1995
                              Number of   Performance       Estimated Payout in Shares at End of Period(3)
                             Performance    Period          ---------------------------------------------
   Name                       Shares(2)    Covered             Threshold     Target       Maximum
----------------------       ----------    ---------            ---------     ------      --------
Allen J. Keesler, Jr.            4,942      1995-1997             2,471         4,942         7,413
Joseph H. Richardson             2,324      1995-1997             1,162         2,324         3,486
Percy M. Beard                   2,270      1995-1997             1,135         2,270         3,405
John A. Hancock                  2,162      1995-1997             1,081         2,162         3,243
Jeffrey R. Heinicka              2,324      1995-1997             1,162         2,324         3,486

(1) The LTIP is a Common Stock based incentive plan to reward participants for long-term growth and performance of Florida Progress. It was approved by the Florida Progress shareholders in 1990.

(2) Performance shares awarded under the LTIP which, upon achievement of performance criteria established by the Compensation Committee of the Board of Directors of Florida Progress, would result in the payout of shares of Florida Progress Common Stock, two-thirds of which would be restricted for periods of time. Payouts of shares of Florida Progress
     Common Stock are made for achieving returns on equity equal to or exceeding the thresholds established by the Compensation Committee. The
     Compensation Committee determined that Allen J. Keesler, Jr. will be able to earn 42% of his award. In the event of a change in control of Florida
     Progress, 150% of all performance shares awarded under the LTIP and then outstanding would automatically be considered earned and would be paid in shares of unrestricted Florida Progress Common Stock together with shares of unrestricted Florida Progress Common Stock payable for dividend equivalents accrued to the change in control on performance shares awarded for performance cycles starting after December 31, 1992. Also, all restrictions on shares of restricted Florida Progress Common Stock previously granted and then held would lapse.

(3) Awards are earned upon achievement of Florida Progress and/or subsidiary return on equity goals for the three-year performance cycle.


Pension Plan Table

The table below illustrates the estimated annual benefits (computed as a straight life annuity beginning at retirement at age 65) payable under the Florida Progress Corporation Retirement Plan and Nondiscrimination Plan for specified final average compensation and years of service levels. As explained below, the table also provides information about the estimated lifetime annual benefits payable under the Florida Progress Corporation Supplemental Executive Retirement Plan ("SERP").


                                 Estimated Annual Retirement Benefits Payable Under
                                    the Retirement Plan and Nondiscrimination Plan
                                 --------------------------------------------------
Average Annual
 Compensation                                           Service Years
--------------------------------------------------------------------------------------------------------------

                    5            10            15            20           25          30        35 or more
                 ------        ------        ------        ------       ------      ------      ----------

$  200,000     $ 18,000     $  36,000     $  54,000     $  72,000     $ 90,000     $108,000      $126,000
   300,000       27,000        54,000        81,000       108,000      135,000      162,000       189,000
   400,000       36,000        72,000       108,000       144,000      180,000      216,000       252,000
   500,000       45,000        90,000       135,000       180,000      225,000      270,000       315,000
   600,000       54,000       108,000       162,000       216,000      270,000      324,000       378,000
   700,000       63,000       126,000       189,000       252,000      315,000      378,000       441,000
   800,000       72,000       144,000       216,000       288,000      360,000      432,000       504,000



Under the Retirement Plan and the Nondiscrimination Plan, the compensation taken into account in calculating benefits is salary only. The years of credited service that would be used in calculating benefits under the Retirement Plan and the Nondiscrimination Plan for the Named Executive Officers in the summary compensation table are as follows: Mr. Keesler, 33 years of service;
Mr. Richardson, 20 years of service; Mr. Heinicka, 18 years of service; Mr. Beard, 6 years of service; and Mr. Hancock, 28 years of service. The benefits under the Retirement Plan and the Nondiscrimination Plan are subject to offset by an amount equal to 1 1/7% of a participant's primary Social Security benefit for each year of service (with a maximum offset of 40%).

The Named Executive Officers are also entitled to benefits under the SERP. These benefits are offset by the benefits payable under the Retirement Plan and the Nondiscrimination Plan, as well as 100% of the executive's primary Social Security benefit. The estimated annual SERP benefit for the Named Executive Officers (prior to any offsets) may be determined using the table set forth above for the Retirement Plan and the Nondiscrimination Plan. For these purposes, the current compensation for each executive that would be used in calculating benefits under the SERP is substantially the same as that reported as salary and bonus in the summary compensation table, and the number of years of deemed credited service that would be used in calculating benefits under the SERP for each such executive is as follows: Mr. Keesler 35 years of service; Mr. Richardson 20 years of service; Mr. Heinicka, 18 years of service; Mr. Beard, 35 years of service; and Mr. Hancock, 28 years of service.

Accrued benefits may also be paid under each of the Retirement Plan, Nondiscrimination Plan and the SERP if a participant terminates employment before age 65 and meets the requirements for early retirement, disability, death or other termination of employment benefits after becoming vested under the rules of the particular plan.

The SERP also provides for a lump sum benefit payable in the event of a change in control. In most instances, this benefit is equal to the sum of (i) two times the executive's current annual salary and bonus, (ii) the value of the executive's prospective award under the SERP if he were to continue to work until age 65 (including amounts that later would have been payable to any surviving spouse) and (iii) the amount of any federal excise taxes (and income taxes on any reimbursement under this provision) imposed on the executive under
Section 4999 of the Internal Revenue Code with respect to all compensation plans and arrangements of Florida Progress.

Mr. Keesler is taking early retirement effective April 1, 1996, pursuant to the "special early retirement" provisions of the SERP which are separate and in lieu of those mentioned above. Under this arrangement, Mr. Keesler would receive, until age 62, an annual retirement benefit of $375,762. After age 62, the annual benefit would be reduced by $11,856, the amount of his annual Social Security benefit. After his death, his spouse would receive an annual survivor benefit of $187,881. The amounts of those benefits would be subject to adjustment should Mr. Keesler select a survivor benefit under the Retirement and Nondiscrimination Plans other than the 50% contingent annuitant payment option. However, any adjusted benefit amounts would be actuarially equivalent to those specified above. Approximately 61% of those benefits are payable pursuant to the SERP, with the balance payable under the Retirement and Nondiscrimination Plans. Florida Progress will also pay 95% of his medical insurance premiums and 71% of his spouse's. Mr. Keesler will also be eligible to be paid a pro rata 1996 Management Incentive Compensation Plan ("MICP") award and 75% and 42% of his 1994-1996 and 1995-1997 LTIP performance cycle awards, respectively, if any are determined to be earned.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                               FLORIDA PROGRESS

The information included under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in Florida Progress' Proxy Statement is incorporated herein by reference.

                                 FLORIDA POWER

All of Florida Power's common stock is held beneficially and of record by Florida Progress. None of Florida Power's directors or executive officers owns any shares of Florida Power's common or preferred stock. Information concerning shares of Florida Progress common stock that are held by persons known to Florida Progress to be the beneficial owners of more than 5% of Florida Progress common stock is set forth in the table under the heading "Security Ownership of Certain Beneficial Owners" in the Florida Progress Proxy Statement and is incorporated herein by reference.

The table below sets forth as of December 31, 1995, the number of shares of common stock of Florida Progress owned by Florida Power's directors, Chief Executive Officer and Named Executive Officers individually and the directors and executive officers of Florida Power as a group.

Florida Power                     Number of Shares             Percent of
Officer or Director Name       Beneficially Owned (1)          Class (2)
------------------------       ----------------------          ----------
R. M. Bostick                              200
Jack B. Critchfield                     28,249
Allen J. Keesler, Jr.                   50,632
Richard Korpan                          11,995
Frank C. Logan                           1,900
Clarence V. McKee                        1,770
Joan D. Ruffier                          2,885
Jean Giles Wittner                       8,639
Percy M. Beard, Jr.                      2,483
John A. Hancock                         15,588
Joseph H. Richardson                     8,150
Jeffrey R. Heinicka                      2,207
All 14 directors and executive
  officers as a group, including
  those named above                    140,616                   .15%

(1) As used in this table, "beneficial ownership" means the direct or indirect, sole or shared power to vote, or to direct the voting of, a security and/or investment power with respect to a security.

(2)  Unless otherwise noted, less than 1% per individual.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                               FLORIDA PROGRESS

The information included under the heading "Certain Relationships and Related Transactions" in Florida Progress' Proxy Statement is incorporated herein by reference.

                                 FLORIDA POWER

With respect to Florida Power, there are no relationships or related transactions required to be reported under this item.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K FOR FLORIDA PROGRESS AND FLORIDA POWER

     (a)  1.   Financial Statements, notes to Financial Statements and
               report thereon of KPMG Peat Marwick LLP are found in Item 8
               "Financial Statements and Supplementary Data", herein.

          2. The following Financial Statement Schedules and reports are included herein:

                                 Florida Progress

                      II-Valuation and Qualifying Accounts
                         for the years ended December 31,
                         1995, 1994 and 1993

                                   Florida Power

                      II-Valuation and Qualifying Accounts
                         for the years ended December 31,
                         1995, 1994 and 1993

               All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

          3.   Exhibits filed herewith:
                                                               Florida  Florida
         Number               Exhibit                          Progress  Power
         ------               -------                          -------- -------

          3.(a)  Bylaws of Florida Progress, as amended to date.   X

          3.(b)  Bylaws of Florida Power, as amended to date.              X

         10.(a)  Management Incentive Compensation Plan            X       X
                 of Florida Progress Corporation, as amended to date.*

         10.(b)  Employment Agreement dated June 1, 1995
                 between Florida Progress and Richard Korpan.*     X

          12     Statement of Computation of Ratios.                       X

          21     Subsidiaries of Florida Progress.                 X

         23.(a)  Consent of Independent Certified Public           X
                 Accountants to the incorporation by reference of their report on the financial statements into the following registration statements of Florida Progress: Form S-3 (No. 33-51573) (relating to the registration of 4.5 million shares of common stock and filed with the SEC on December 17, 1993); Form S-8 (No. 33-53939)
                 (relating to the Savings Plan for Employees of Florida Progress and filed with the SEC on June 1, 1994); Form S-3 (No. 33-45044)
                 (relating to the Progress Plus Plan and filed with the SEC on January 13, 1992); Form S-8
                 (No. 33-47623) (relating to Florida Progress' Long-Term Incentive Plan and filed with the SEC on May 1, 1992); Form S-8 (No. 33-39153)
                 (also relating to the Long-Term Incentive Plan and filed with the SEC on February 26, 1991);
                 Form S-3 (No. 2-93111)(relating to the
                 acquisition of Better Business Forms and filed with the SEC on September 5, 1984; Form S-3
                 (No. 33-56873) (relating to the resale of shares by the former shareholders of F.M. Industries, Inc. ("FMI") and filed with the SEC on December
                 15, 1994); and Form S-3 (No. 333-547) (also
                 relating to the resale of shares held by the FMI shareholders and filed with the SEC on January
                 30, 1996).

         23.(b)  Consent of Independent Certified Public                   X
                 Accountants to the incorporation by reference of their report on the financial statements into Florida Power's registration statements on Form S-3 (No. 33-62210 and 33-55273)(relating to Florida Power's first mortgage bond shelf) and Form S-3 (No. 33-50908) (relating to Florida
                 Power's medium-term note shelf).

         27.(a)  Florida Progress Financial Data Schedule          X

         27.(b)  Florida Power Financial Data Schedule                     X


          4.   Exhibits incorporated herein by reference:

                                                               Florida  Florida
          Number              Exhibit                          Progress  Power
          ------              -------                          -------- -------

          3.(c)  Restated Articles of Incorporation, as            X
                 amended, of Florida Progress. (Filed as
                 Exhibit 3(a) to Florida Progress' Form
                 10-K for the year ended December 31, 1991, as filed with the SEC on March 30, 1992.)

          3.(d)  Amended Articles of Incorporation, as             X       X
                 amended, of Florida Power. (Filed as
                 Exhibit 3(a) to the Florida Power
                 Form 10-K for the year ended December 31, 1991, as filed with the SEC (File No. 1-3274) on March 30, 1992).

          4.(a)  Rights Agreement, dated as of November 21,        X
                 1991, between Florida Progress and Manufacturers Hanover Trust Company, including as Exhibit A the form of Rights Certificate. (Filed as Exhibit 4(a) to Florida Progress' Form 8-K dated November 21, 1991, as filed with the SEC on November 27, 1991).

          4.(b)  Indenture, dated as of January 1, 1944 (the       X       X
                 "Indenture"), between Florida Power and
                 Guaranty Trust Company of New York and The
                 Florida National Bank of Jacksonville, as
                 Trustees.  (Filed as Exhibit B-18 to Florida
                 Power's Registration Statement on Form A-2
                 (No. 2-5293) filed with the SEC on January
                 24, 1944).

          4.(c)  Seventh Supplemental Indenture, dated as of       X       X
                 July 1, 1956, between Florida Power and
                 Guaranty Trust Company of New York and The
                 Florida National Bank of Jacksonville, as
                 Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(b) to Florida Power's Registration
                 Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991).

          4.(d)  Eighth Supplemental Indenture, dated as of        X       X
                 July 1, 1958, between Florida Power and
                 Guaranty Trust Company of New York and The
                 Florida National Bank of Jacksonville, as
                 Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(c) to Florida Power's Registration
                 Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991).

          4.(e)  Sixteenth Supplemental Indenture, dated as of     X       X
                 February 1, 1970, between Florida Power and
                 Morgan Guaranty Trust Company of New York and
                 The Florida National Bank of Jacksonville, as
                 Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(d) to Florida Power's Registration
                 Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991).

          4.(f)  Twenty-Ninth Supplemental Indenture, dated as     X       X
                 of September 1, 1982, between Florida Power and Morgan Guaranty Trust Company of New York and Florida National Bank, as Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(c) to Florida Power's Registration Statement on
                 Form S-3 (No. 2-79832) filed with the SEC on
                 September 17, 1982).

          4.(g)  Thirty-Eighth Supplemental Indenture dated as     X       X
                 of July 25, 1994, between Florida Power and
                 First Chicago Trust Company of New York, as
                 successor Trustee, Morgan Guaranty Trust
                 Company of New York, as resigning Trustee,
                 and First Union National Bank of Florida, as
                 resigning Co-Trustee, with reference to
                 confirmation of First Chicago Trust Company
                 of New York as successor Trustee under the
                 Indenture.  (Filed as exhibit 4.(f) to Florida
                 Power's Registration Statement on Form S-3
                 (No. 33-55273) as filed with the SEC on August
                 29, 1994.)
                                      70

           4.(h) Form of Certificate representing shares of        X
                 Florida Progress Common Stock.  (Filed as
                 Exhibit 4 to Florida Progress' Form 10-K for the year ended December 31, 1994, as filed with the SEC on March 30, 1995.)

          10.(c) Florida Progress Supplemental Executive           X       X
                 Retirement Plan. (Filed as Exhibit 10.(a) to
                 Florida Progress' Form 10-K for the year ended
                 December 31, 1994, as filed with the SEC on March 30, 1995.)*

          10.(d) Executive Optional Deferred Compensation Plan.    X       X
                 (Filed as Exhibit 10.(c) to Florida Progress'
                 Form 10-K for the year ended December 31, 1994, as filed with the SEC on March 30, 1995.)*

          10.(e) Amended and Restated Support Agreement,           X
                 dated as of February 1, 1991, between
                 Florida Progress and Progress Capital
                 (Filed as Exhibit 10(d) to Florida Progress'
                 Form 10-K for the year ended December 31, 1990, as filed with the SEC on March 28,
                 1991).

          10.(f) Florida Progress Corporation Long-Term            X       X
                 Incentive Plan, approved by Florida Progress'
                 Shareholders on April 19, 1990. (Filed as
                 Exhibit 10(d) to Florida Progress' Form 10-Q for the quarter ended March 31, 1990, as filed with the SEC on May 14, 1990). *

     X   = exhibit is filed for that respective company.
     * Exhibit constitutes an executive compensation plan or arrangement.

In reliance upon Item 601(b)(4)(iii) of Regulation S-K, certain instruments defining the rights of holders of long-term debt of Florida Progress and its consolidated subsidiaries are not being filed herewith, because the total amount authorized thereunder does not exceed 10% of the total assets of Florida Progress and its subsidiaries on a consolidated basis. Florida Progress hereby agrees to furnish a copy of any such instruments to the SEC upon request.

          (b)  Reports on Form 8-K:

               During the fourth quarter of the year ended
               December 31, 1995, Florida Progress and Florida Power filed the following reports on Form 8-K:

                  Form 8-K dated October 19, 1995, reporting under Item 5 "Other Events" a press release and related Investor Information Report reporting Florida Progress' and Florida Power's third quarter 1995 earnings.

               In addition, Florida Progress and Florida Power filed the following report on Form 8-K subsequent to the fourth quarter of 1995:

                           Form 8-K dated January 22, 1996, reporting under Item 5 "Other Events" a press release and related Investor Information Report reporting Florida Progress' and Florida Power's
                           1996 earnings, and a press release dated January 17, 1996, reporting the retirement of Florida Power's President.

                           Form 8-K dated February 8, 1996, reporting under Item 5 "Other Events" a news release dated February 8, 1996, reporting the declaration of a cash dividend on Florida Progress common stock.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FLORIDA PROGRESS CORPORATION

March 20, 1996                     By: /s/ Jack B. Critchfield
                                   ----------------------------
                                   Jack B. Critchfield,
                                   Chairman of the Board
                                   and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                          Title                        Date
     ---------                          -----                        ----


/s/ Jack B. Critchfield           Chairman of the Board,       March 20, 1996
-----------------------------    Chief Executive Officer
Jack B. Critchfield                   and Director
Principal Executive Officer


/s/ Jeffrey R. Heinicka         Senior Vice President and      March 20, 1996
-----------------------------    Chief Financial Officer
Jeffrey R. Heinicka
Principal Financial Officer


/s/ John Scardino, Jr.             Vice President and          March 20, 1996
-----------------------------          Controller
John Scardino, Jr.
Principal Accounting Officer


/s/ Willard D. Frederick, Jr.           Director               March 20, 1996
-----------------------------
Williard D. Frederick, Jr.


/s/ Michael P. Graney                   Director               March 20, 1996
-----------------------------
Michael P. Graney


/s/ Allen J. Keesler, Jr.               Director               March 20, 1996
-----------------------------
Allen J. Keesler, Jr.
                                                                 (Continued)

      Signature                           Title                    Date
      ---------                           -----                    ----

/s/ Richard Korpan                      Director               March 20, 1996
-----------------------------
Richard Korpan


/s/ Clarence V. McKee                   Director               March 20, 1996
-----------------------------
Clarence V. McKee


/s/ Vincent J. Naimoli                  Director               March 20, 1996
-----------------------------
Vincent J. Naimoli


/s/ Richard A. Nunis                    Director               March 20, 1996
-----------------------------
Richard A. Nunis


/s/ Charles B. Reed                     Director               March 20, 1996
-----------------------------
Charles B. Reed


/s/ Joan D. Ruffier                     Director               March 20, 1996
-----------------------------
Joan D. Ruffier


/s/ Robert T. Stuart, Jr.               Director               March 20, 1996
-----------------------------
Robert T. Stuart, Jr.


/s/ Jean Giles Wittner                  Director               March 20, 1996
-----------------------------
Jean Giles Wittner

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FLORIDA POWER CORPORATION

March 20, 1996              By: /s/ Allen J. Keesler, Jr.
                            ---------------------------------
                            Allen J. Keesler, Jr., President
                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature                     Title                    Date

   /s/ Jack B. Critchfield         Chairman of the          March 20, 1996
 -------------------------         Board and Director
     Jack B. Critchfield


  /s/ Allen J. Keesler, Jr.        President, Chief         March 20, 1996
 -------------------------         Executive Officer
    Allen J. Keesler, Jr.            and Director
 Principal Executive Officer


 /s/ Jeffrey R. Heinicka         Senior Vice President      March 20, 1996
-------------------------                 and
    Jeffrey R. Heinicka         Chief Financial Officer
Principal Financial Officer


   /s/ John Scardino, Jr.           Vice President          March 20, 1996
-------------------------           and Controller
     John Scardino, Jr.
Principal Accounting Officer


     /s/ R. Mark Bostick              Director              March 20, 1996
-------------------------
       R. Mark Bostick


     /s/ Richard Korpan               Director              March 20, 1996
-------------------------
       Richard Korpan


     /s/ Frank C. Logan               Director              March 20, 1996
-------------------------
      Frank C. Logan
                                                                 (Continued)

    /s/ Clarence V. McKee             Director              March 20, 1996
-------------------------
      Clarence V. McKee


     /s/ Joan D. Ruffier              Director              March 20, 1996
-------------------------
       Joan D. Ruffier


   /s/ Jean Giles Wittner             Director              March 20, 1996
-------------------------
     Jean Giles Wittner


                                                                                        Schedule II

                                             FLORIDA PROGRESS CORPORATION
                                           Valuation and Qualifying Accounts
                                 For the Years Ended December 31, 1995, 1994, and 1993
                                                     (In millions)


                                               Balance at      Additions                             Balance at
                                                Beginning      Charged to                  Other       End of
                Description                     of Period       Expense      Deductions     Add (Ded)  Period
---------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1995

   Nuclear Refueling Outage Reserve                  $6.4         $12.7          $4.4           $--       $14.7
                                                  =======       =======       =======       =======      ======
   Insurance policy benefit reserves               $222.5         $42.5          $ --           $--      $265.0
                                                  =======       =======       =======       =======      ======
   Reserve for loan & lease losses                  $34.1          $5.6          $7.2           $--       $32.5
                                                  =======       =======       =======       =======      ======

FOR THE YEAR ENDED DECEMBER 31, 1994

   Nuclear Refueling Outage Reserve                 $11.5         $12.6         $17.7           $--        $6.4
                                                  =======       =======       =======       =======      ======
   Insurance policy benefit reserves               $186.5         $36.0          $ --           $--      $222.5
                                                  =======       =======       =======       =======      ======
   Reserve for loan & lease losses                  $24.8         $10.1         $0.8            $--       $34.1
                                                  =======       =======       =======       =======     =======

FOR THE YEAR ENDED DECEMBER 31, 1993

   Nuclear Refueling Outage Reserve                  $8.7         $15.1        $12.3           $--        $11.5
                                                  =======       =======       =======      =======      =======
   Insurance policy benefit reserves               $140.3         $26.8          $ --        $19.4(a)    $186.5
                                                  =======       =======       =======      =======      =======
   Reserve for loan & lease losses                  $23.3          $5.9        $4.4            $--        $24.8
                                                  =======       =======       =======      =======      =======

(a) Increase due to adoption of Financial Accounting Standard No. 113.


                                                                                           Schedule II

                                         FLORIDA POWER CORPORATION
                                     Valuation and Qualifying Accounts
                           For the Years Ended December 31, 1995, 1994, and 1993
                                               (In millions)


                                               Balance at       Additions                   Balance at
                                                Beginning      Charged to    Deductions       End of
                Description                     of Period       Expense      (See Note)       Period
-----------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1995

 1996 Nuclear Refueling Outage Reserve (#10)         $6.4         $12.7          $4.4         $14.7
                                                  -------       -------       -------       -------
                                                     $6.4         $12.7          $4.4         $14.7
                                                  =======       =======       =======       =======

FOR THE YEAR ENDED DECEMBER 31, 1994

 1993 Nuclear Midcycle Outage Reserve (#9)          ($0.7)         $0.7          $0.0          $0.0
 1994 Nuclear Refueling Outage Reserve (#9)          12.2           5.5          17.7           0.0
 1996 Nuclear Refueling Outage Reserve (#10)          0.0           6.4           0.0           6.4
                                                  -------       -------       -------       -------
                                                    $11.5         $12.6         $17.7          $6.4
                                                  =======       =======       =======       =======
FOR THE YEAR ENDED DECEMBER 31, 1993

 1993 Nuclear Midcycle Outage Reserve (#9)           $4.2          $4.6          $9.5         ($0.7)
 1994 Nuclear Refueling Outage Reserve (#9)           4.5          10.5           2.8          12.2
                                                  -------       -------       -------       -------
                                                     $8.7         $15.1         $12.3         $11.5
                                                  =======       =======       =======       =======





                               EXHIBIT INDEX


                                                               Florida  Florida
          Number              Exhibit                          Progress  Power
          ------              -------                          --------  -----

          3.(a)  Bylaws of Florida Progress, as amended to date.   X

          3.(b)  Bylaws of Florida Power, as amended to date.               X

         10.(a)  Management Incentive Compensation Plan            X        X
                 of Florida Progress Corporation, as amended to date.*

         10.(b)  Employment Agreement dated June 1, 1995
                 between Florida Progress and Richard Korpan.*     X

          12     Statement of Computation of Ratios.                        X

          21     Subsidiaries of Florida Progress.                 X

         23.(a)  Consent of Independent Certified Public           X
                 Accountants to the incorporation by reference of their report on the financial statements into the following registration statements of Florida Progress: Form S-3 (No. 33-51573) (relating to the registration of 4.5 million shares of common stock and filed with the SEC on December 17, 1993); Form S-8 (No. 33-53939)
                 (relating to the Savings Plan for Employees of Florida Progress and filed with the SEC on June 1, 1994); Form S-3 (No. 33-45044)
                 (relating to the Progress Plus Plan and filed with the SEC on January 13, 1992); Form S-8
                 (No. 33-47623) (relating to Florida Progress' Long-Term Incentive Plan and filed with the SEC on May 1, 1992); Form S-8 (No. 33-39153)
                 (also relating to the Long-Term Incentive Plan and filed with the SEC on February 26, 1991);
                 Form S-3 (No. 2-93111)(relating to the
                 acquisition of Better Business Forms and filed with the SEC on September 5, 1984; Form S-3
                 (No. 33-56873) (relating to the resale of shares by the former shareholders of F.M. Industries, Inc. ("FMI") and filed with the SEC on December
                 15, 1994) and Form S-3 (No. 333-547) (also
                 relating to the resale of shares held by the FMI shareholders and filed with the SEC on January
                 30, 1996).

         23.(b)  Consent of Independent Certified Public                   X
                 Accountants to the incorporation by reference of their report on the financial statements into Florida Power's registration statements on Form S-3 (No. 33-62210 and 33-55273)(relating to Florida Power's first mortgage bond shelf) and Form S-3 (No. 33-50908) (relating to Florida
                 Power's medium-term note shelf).

         27.(a)  Florida Progress Financial Data Schedule          X

         27.(b)  Florida Power Financial Data Schedule                     X

          4.   Exhibits incorporated herein by reference:

                                                               Florida  Florida
          Number              Exhibit                          Progress  Power
          ------              -------                          --------  -----

          3.(c)  Restated Articles of Incorporation, as            X
                 amended, of Florida Progress. (Filed as
                 Exhibit 3(a) to Florida Progress' Form
                 10-K for the year ended December 31, 1991, as filed with the SEC on March 30, 1992.)

          3.(d)  Amended Articles of Incorporation, as             X       X
                 Amended, of Florida Power. (Filed as
                 Exhibit 3(a) to the Florida Power
                 Form 10-K for the year ended December 31, 1991, as filed with the SEC (File No. 1-3274) on March 30, 1992).

          4.(a)  Rights Agreement, dated as of November 21,        X
                 1991, between Florida Progress and Manufacturers Hanover Trust Company, including as Exhibit A the form of Rights Certificate. (Filed as Exhibit 4(a) to Florida Progress' Form 8-K dated November 21, 1991, as filed with the SEC on November 27, 1991).

          4.(b)  Indenture, dated as of January 1, 1944 (the       X       X
                 "Indenture"), between Florida Power and
                 Guaranty Trust Company of New York and The
                 Florida National Bank of Jacksonville, as
                 Trustees.  (Filed as Exhibit B-18 to Florida
                 Power's Registration Statement on Form A-2
                 (No. 2-5293) filed with the SEC on January
                 24, 1944).

          4.(c)  Seventh Supplemental Indenture, dated as of       X       X
                 July 1, 1956, between Florida Power and
                 Guaranty Trust Company of New York and The
                 Florida National Bank of Jacksonville, as
                 Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(b) to Florida Power's Registration
                 Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991).

          4.(d)  Eighth Supplemental Indenture, dated as of        X       X
                 July 1, 1958, between Florida Power and
                 Guaranty Trust Company of New York and The
                 Florida National Bank of Jacksonville, as
                 Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(c) to Florida Power's Registration
                 Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991).

          4.(e)  Sixteenth Supplemental Indenture, dated as of     X       X
                 February 1, 1970, between Florida Power and
                 Morgan Guaranty Trust Company of New York and
                 The Florida National Bank of Jacksonville, as
                 Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(d) to Florida Power's Registration
                 Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991).

          4.(f)  Twenty-Ninth Supplemental Indenture, dated as     X       X
                 of September 1, 1982, between Florida Power and Morgan Guaranty Trust Company of New York and Florida National Bank, as Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(c) to Florida Power's Registration Statement on
                 Form S-3 (No. 2-79832) filed with the SEC on
                 September 17, 1982).

          4.(g)  Thirty-Eighth Supplemental Indenture dated as     X       X
                 of July 25, 1994, between Florida Power and
                 First Chicago Trust Company of New York, as successor Trustee, Morgan Guaranty Trust
                 Company of New York, as resigning Trustee, and First Union National Bank of Florida, as resigning Co-Trustee, with reference to confirmation of First Chicago Trust Company of New York as successor Trustee under the Indenture. (Filed as Exhibit 4.(f) to Florida
                 Power's Registration Statement on Form S-3
                 (No. 33-55273) as filed with the SEC on August
                 29, 1994.)

          4.(h)  Form of Certificate representing shares of        X
                 Florida Progress Common Stock.  (Filed as
                 Exhibit 4 to Florida Progress' Form 10-K for the year ended December 31, 1994, as filed with the SEC on March 30, 1995.)

          10.(c) Florida Progress Supplemental Executive           X       X
                 Retirement Plan.  (Filed as Exhibit 10.(a) to
                 Florida Progress' Form 10-K for the year ended
                 December 31, 1994, as filed with the SEC on March 30, 1995.)*

          10.(d) Executive Optional Deferred Compensation Plan.    X       X
                 (Filed as Exhibit 10.(c) to Florida Progress
                 Form 10-K for the year ended December 31, 1994, as filed with the SEC on March 30, 1995.)*

          10.(e) Amended and Restated Support Agreement,           X
                 dated as of February 1, 1991, between
                 Florida Progress and Progress Capital
                 (Filed as Exhibit 10(d) to Florida Progress'
                 Form 10-K for the year ended December 31, 1990, as filed with the SEC on March 28,
                 1991).

          10.(f) Florida Progress Corporation Long-Term            X       X
                 Incentive Plan, approved by Florida Progress'
                 Shareholders on April 19, 1990. (Filed as
                 Exhibit 10(d) to Florida Progress' Form 10-Q for the quarter ended March 31, 1990, as filed with the SEC on May 14, 1990). *

     X   = exhibit is filed for that respective company.
     * Exhibit constitutes an executive compensation plan or arrangement.