Form 10-Q
period 1996-03-31
FLORIDA PROGRESS CORP /; FLORIDA POWER CORP /
filed 1996-05-15
CIK 357261, 37637

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1996

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Description of        Shares Outstanding
         Registrant                    Class              at March 31, 1996
         ----------                --------------        ------------------

Florida Progress Corporation      Common Stock,
                                  without par value            96,720,259

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

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          FLORIDA PROGRESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Income
(In millions, except per share amounts)
                                                             Three Months Ended
                                                                  March 31,
                                                               1996      1995
                                                             --------  --------
                                                                 (Unaudited)
REVENUES:
  Electric utility                                             $547.3    $515.9
  Diversified                                                   192.2     187.3
                                                             --------- ---------
                                                                739.5     703.2
EXPENSES:                                                    --------- ---------
  Electric utility:
    Fuel used in generation                                     114.5      78.6
    Purchased power                                             122.9     103.3
    Deferred fuel                                               (28.5)      7.4
    Other operation                                              88.2      87.4
                                                             --------- ---------
    Operation                                                   297.1     276.7
    Maintenance                                                  30.8      33.0
    Depreciation                                                 77.6      70.7
    Taxes other than income taxes                                47.2      42.9
                                                             --------- ---------
                                                                452.7     423.3
                                                             --------- ---------
  Diversified:
    Cost of sales                                               159.0     152.9
    Other                                                        16.3      16.7
                                                             --------- ---------
                                                                175.3     169.6
                                                             --------- ---------
INCOME FROM OPERATIONS                                          111.5     110.3
                                                             --------- ---------
INTEREST EXPENSE AND OTHER:
  Interest expense                                               35.2      36.6
  Allowance for funds used during construction                   (1.7)     (2.2)
  Preferred dividend requirements of Florida Power                2.3       2.5
  Other expense, net                                              0.5       0.8
                                                             --------- ---------
                                                                 36.3      37.7
                                                             --------- ---------
INCOME BEFORE INCOME TAXES                                       75.2      72.6

  Income Taxes                                                   26.9      26.0
                                                             --------- ---------

NET INCOME                                                      $48.3     $46.6
                                                             ========= =========

AVERAGE SHARES OF COMMON STOCK OUTSTANDING                       96.5
95.3
                                                             ========= =========

EARNINGS PER AVERAGE COMMON SHARE                               $0.50     $0.49
                                                             ========= =========

DIVIDENDS PER COMMON SHARE                                     $0.515    $0.505
                                                             ========= =========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)

                                                        March 31,   December 31,
                                                           1996         1995
                                                       -----------  -----------
ASSETS                                                 (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held
    for future use                                        $5,885.6     $5,867.5
  Less - Accumulated depreciation                          2,238.8      2,179.7
         Accumulated decommissioning for nuclear plant       172.3        165.2
         Accumulated dismantlement for fossil plants         108.3        104.4
                                                         ----------   ----------
                                                           3,366.2      3,418.2
  Construction work in progress                              165.2        131.8
  Nuclear fuel, net of amortization of $350.7
    in 1996 and $348.7 in 1995                                66.3         59.1
                                                         ----------   ----------
        Net electric utility property                      3,597.7      3,609.1
  Other property, net of depreciation of $194.2
    in 1996 and $189.9 in 1995                               450.4        455.2
                                                         ----------   ----------
                                                           4,048.1      4,064.3
                                                         ----------   ----------
CURRENT ASSETS:
  Cash and equivalents                                         6.0          4.7
  Accounts receivable, net                                   297.4        309.5
  Current portion of leases and loans receivable              42.9         43.0
  Inventories at average cost:
    Fuel                                                      50.5         63.0
    Materials and supplies                                    98.4        101.3
    Diversified materials                                    126.0        113.2
  Underrecovery of fuel cost                                  19.3          0.3
  Deferred income taxes                                       32.4         32.3
  Other                                                       13.5         12.2
                                                         ----------   ----------
                                                             686.4        679.5
                                                         ----------   ----------
OTHER ASSETS:
  Investments:
    Leases and loans receivable, net                         333.5        340.8
    Marketable securities                                    197.3        188.2
    Nuclear plant decommissioning fund                       176.5        161.1
    Joint ventures and partnerships                           73.5         73.7
  Deferred insurance policy acquisition costs                108.6        106.4
  Other                                                      175.5        177.1
                                                         ----------   ----------
                                                           1,064.9      1,047.3
                                                         ----------   ----------
                                                          $5,799.4     $5,791.1
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)

                                                        March 31,   December 31,
                                                           1996         1995
                                                       -----------  -----------
CAPITAL AND LIABILITIES                                (Unaudited)

COMMON STOCK EQUITY:
  Common stock                                            $1,198.1     $1,187.6
  Retained earnings                                          887.0        888.4
  Unrealized loss on securities available for sale            (0.2)         2.1
                                                         ----------   ----------
                                                           2,084.9      2,078.1
CUMULATIVE PREFERRED STOCK OF FLORIDA POWER:
  Without sinking funds                                      113.5        113.5
  With sinking funds                                          25.0         25.0

LONG-TERM DEBT                                             1,621.3      1,685.2
                                                         ----------   ----------
TOTAL CAPITAL                                              3,844.7      3,901.8
                                                         ----------   ----------
CURRENT LIABILITIES:
  Accounts payable                                           153.7        168.5
  Customers' deposits                                         87.3         85.3
  Income taxes payable                                        42.7         14.4
  Accrued other taxes                                         36.7         15.9
  Accrued interest                                            47.0         47.5
  Other                                                      102.5        103.4
                                                         ----------   ----------
                                                             469.9        435.0
  Current portion of long-term debt                          196.1        183.9
                                                         ----------   ----------
                                                             666.0        618.9
                                                         ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                      687.5        694.3
  Unamortized investment tax credits                          99.5        101.5
  Insurance policy benefit reserves                          277.8        265.0
  Other postretirement benefit costs                          86.4         84.8
  Other                                                      137.5        124.8
                                                         ----------   ----------
                                                           1,288.7      1,270.4
                                                         ----------   ----------
                                                          $5,799.4     $5,791.1
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Cash Flows
(In millions)
                                                             Three Months Ended
                                                                  March 31,
                                                               1996      1995
                                                             --------  --------
                                                                 (Unaudited)
OPERATING ACTIVITIES:
 Net income                                                     $48.3     $46.6
  Adjustments for noncash items:
   Depreciation and amortization                                 89.5      86.7
   Deferred income taxes and investment tax credits, net         (9.3)    (13.0)
   Increase in accrued other postretirement benefit costs         1.6       4.3
   Net change in deferred insurance policy acquisition costs     (2.2)     (5.3)
   Net change in insurance policy benefit reserves               12.8      10.8
   Changes in working capital, net of effects
     from acquisition or sale of businesses:
        Accounts receivable                                      12.0      11.7
        Inventories                                               2.3      (7.3)
        Underrecovery of fuel cost                              (19.0)      4.7
        Accounts payable                                        (14.8)     (1.2)
        Income taxes payable                                     28.3      32.3
        Accrued other taxes                                      20.8      15.0
        Other                                                    (0.7)     (8.3)
    Other operating activities                                   10.9       8.9
                                                             --------- ---------
                                                                180.5     185.9
                                                             --------- ---------
INVESTING ACTIVITIES:
  Property additions (including allowance for
    borrowed funds used during construction)                    (71.6)    (72.7)
  Proceeds from sale of properties and businesses                 3.5       3.6
  Purchase of leases, loans and securities                      (15.3)    (11.0)
  Proceeds from sale or collection of leases,
    loans and securities                                         10.9      23.6
  Other investing activities                                    (13.3)     (3.5)
                                                             --------- ---------
                                                                (85.8)    (60.0)
                                                             --------- ---------
FINANCING ACTIVITIES:
  Repayment of long-term debt                                   (11.7)    (10.0)
  Decrease in commercial paper with long-term support           (40.7)    (14.4)
  Sale of common stock                                            9.3       9.4
  Dividends paid on common stock                                (49.7)    (48.1)
  Decrease in short-term debt                                      -      (55.3)
  Other financing activities                                     (0.6)       -
                                                             --------- ---------
                                                                (93.4)   (118.4)
                                                             --------- ---------
NET INCREASE IN CASH AND EQUIVALENTS                              1.3       7.5
  Beginning cash and equivalents                                  4.7      14.4
                                                             --------- ---------
ENDING CASH AND EQUIVALENTS                                      $6.0     $21.9
                                                             ========= =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                          $34.0     $35.4
  Income taxes (net of refunds)                                  $7.9      $7.2

The accompanying notes are an integral part of these financial statements.

                          FLORIDA POWER CORPORATION
                             FINANCIAL STATEMENTS

FLORIDA POWER CORPORATION
Statements of Income
(In millions)                                                Three Months Ended
                                                                  March 31,
                                                               1996      1995
                                                             --------  --------
                                                                 (Unaudited)
OPERATING REVENUES:
    Residential                                                $328.5    $283.7
    Commercial                                                  115.1     109.4
    Industrial                                                   47.8      43.1
    Sales for resale                                             43.0      26.0
    Other                                                        12.9      53.7
                                                             --------- ---------
                                                                547.3     515.9
                                                             --------- ---------
OPERATING EXPENSES:
 Operation:
    Fuel used in generation                                     114.5      78.6
    Purchased power                                             122.9     103.3
    Deferred fuel                                               (28.5)      7.4
    Other                                                        88.2      87.4
                                                             --------- ---------
                                                                297.1     276.7
                                                             --------- ---------
 Maintenance                                                     30.8      33.0
 Depreciation                                                    77.6      70.7
 Taxes other than income taxes                                   47.2      42.9
 Income taxes:
    Currently payable                                            30.2      33.3
    Deferred, net                                                (3.0)     (7.2)
    Investment tax credits, net                                  (2.0)     (2.1)
                                                             --------- ---------
                                                                 25.2      24.0
                                                             --------- ---------
                                                                477.9     447.3
                                                             --------- ---------
OPERATING INCOME                                                 69.4      68.6
                                                             --------- ---------
OTHER INCOME AND DEDUCTIONS:
 Allowance for equity funds used during construction              0.9       1.2
 Miscellaneous other expense, net                                (0.5)     (0.5)
                                                             --------- ---------
                                                                  0.4       0.7
                                                             --------- ---------
INTEREST CHARGES
 Interest on long-term debt                                      22.1      24.2
 Other interest expense                                           3.3       2.8
                                                             --------- ---------
                                                                 25.4      27.0
 Allowance for borrowed funds used during construction           (0.8)     (1.0)
                                                             --------- ---------
                                                                 24.6      26.0
                                                             --------- ---------
NET INCOME                                                       45.2      43.3
DIVIDENDS ON PREFERRED STOCK                                      2.3       2.5
                                                             --------- ---------

NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK                   $42.9
$40.8
                                                             ========= =========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                        March 31,   December 31,
                                                          1996         1995
                                                       -----------  -----------
ASSETS                                                 (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held
    for future use                                        $5,885.6     $5,867.5
  Less - Accumulated depreciation                          2,238.8      2,179.7
         Accumulated decommissioning for nuclear plant       172.3        165.2
         Accumulated dismantlement for fossil plants         108.3        104.4
                                                         ----------   ----------
                                                           3,366.2      3,418.2
  Construction work in progress                              165.2        131.8
  Nuclear fuel, net of amortization of $350.7
    in 1996 and $348.7 in 1995                                66.3         59.1
                                                         ----------   ----------
                                                           3,597.7      3,609.1

  Other property, net                                         16.1         23.0
                                                         ----------   ----------
                                                           3,613.8      3,632.1
                                                         ----------   ----------
CURRENT ASSETS:
  Cash and equivalents                                         3.5          0.8
  Accounts receivable, net                                   192.1        200.7
  Inventories at average cost:
    Fuel                                                      26.1         40.8
    Materials and supplies                                    98.4        101.3
  Underrecovery of fuel cost                                  19.3          0.3
  Deferred income taxes                                       32.4         32.3
  Other                                                        4.0          3.9
                                                         ----------   ----------
                                                             375.8        380.1
                                                         ----------   ----------
OTHER ASSETS:
  Nuclear plant decommissioning fund                         176.5        161.1
  Unamortized debt expense, being amortized
    over term of debt                                         26.7         27.5
  Other                                                       78.2         84.1
                                                         ----------   ----------
                                                             281.4        272.7
                                                         ----------   ----------
                                                          $4,271.0     $4,284.9
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                        March 31,   December 31,
                                                           1996         1995
                                                       -----------  -----------
CAPITAL AND LIABILITIES                                (Unaudited)

COMMON STOCK EQUITY:
  Common stock                                            $1,005.4       $992.9
  Retained earnings                                          757.1        761.1
                                                         ----------   ----------
                                                           1,762.5      1,754.0
CUMULATIVE PREFERRED STOCK:
  Without sinking funds                                      113.5        113.5
  With sinking funds                                          25.0         25.0

LONG-TERM DEBT                                             1,178.9      1,279.1
                                                         ----------   ----------
TOTAL CAPITAL                                              3,079.9      3,171.6
                                                         ----------   ----------
CURRENT LIABILITIES:
  Accounts payable                                            90.0         89.8
  Accounts payable to affiliated companies                    21.0         24.8
  Customers' deposits                                         87.3         85.3
  Income taxes payable                                        34.2          8.9
  Accrued other taxes                                         32.6         12.3
  Accrued interest                                            37.7         32.9
  Other                                                       63.4         65.1
                                                         ----------   ----------
                                                             366.2        319.1
  Current portion of long-term debt                           50.6         30.6
                                                         ----------   ----------
                                                             416.8        349.7
                                                         ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                      482.7        483.8
  Unamortized investment tax credits                          98.9        100.9
  Other postretirement benefit costs                          83.0         81.5
  Other                                                      109.7         97.4
                                                         ----------   ----------
                                                             774.3        763.6
                                                         ----------   ----------
                                                          $4,271.0     $4,284.9
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Cash Flows
(In millions)
                                                             Three Months Ended
                                                                  March 31,
                                                               1996      1995
                                                             --------  --------
                                                                 (Unaudited)
OPERATING ACTIVITIES:
 Net income after dividends on preferred stock                  $42.9     $40.8
  Adjustments for noncash items:
   Depreciation and amortization                                 82.0      79.8
   Deferred income taxes and investment tax credits, net         (5.0)     (9.3)
   Increase in accrued other postretirement benefit costs         1.5       4.1
   Allowance for equity funds used during construction           (0.9)     (1.2)
   Changes in working capital:
        Accounts receivable                                       8.6       9.8
        Inventories                                              17.6      (2.2)
        Underrecovery of fuel cost                              (19.0)      4.7
        Accounts payable                                          0.2      (8.8)
        Accounts payable to affiliated companies                 (3.8)     (1.7)
        Income taxes payable                                     25.3      28.8
        Accrued other taxes                                      20.3      14.0
        Other                                                     5.0       0.1
    Other operating activities                                   14.8       4.5
                                                             --------- ---------
                                                                189.5     163.4
                                                             --------- ---------
INVESTING ACTIVITIES:
  Construction expenditures                                     (58.6)    (59.2)
  Allowance for borrowed funds used during construction          (0.8)     (1.0)
  Additions to nonutility property                               (0.6)     (0.7)
  Proceeds from sale of properties                                1.2       3.4
  Other investing activities                                    (13.3)     (2.8)
                                                             --------- ---------
                                                                (72.1)    (60.3)
                                                             --------- ---------
FINANCING ACTIVITIES:
  Decrease in commercial paper with long-term support           (80.3)    (13.0)
  Dividends paid to parent                                      (46.9)    (44.3)
  Equity contributions from parent                               12.5      12.5
  Decrease in short-term debt                                      -      (55.3)
                                                             --------- ---------
                                                               (114.7)   (100.1)
                                                             --------- ---------
NET INCREASE IN CASH AND EQUIVALENTS                              2.7       3.0
   Beginning cash and equivalents                                 0.8        -
                                                             --------- ---------
ENDING CASH AND EQUIVALENTS                                      $3.5      $3.0
                                                             ========= =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                          $18.9     $20.3
  Income taxes (net of refunds)                                  $4.8      $4.3

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
NOTES TO FINANCIAL STATEMENTS

1) As ordered by the Florida Public Service Commission ("FPSC"), Florida Power Corporation ("Florida Power") is in its second year of conducting a three-year test for residential revenue decoupling which began in January 1995. The difference between target revenues and actual revenues is included as a current asset or current liability on the balance sheet. Revenue decoupling reduced residential billed revenues by $0.1 million and $14.3 million for the three months ended March 31, 1995 and 1996, respectively.

2) Effective January 1, 1996, Florida Progress Corporation ("Florida Progress") adopted Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows from the use and disposition of the asset. The adoption of this standard has had no impact on earnings. (As used herein, the term Florida Progress includes its consolidated subsidiaries unless otherwise indicated.)

         Effective January 1, 1996, Florida Progress adopted FAS No. 123, "Accounting for Stock-Based Compensation." Under its Long-Term Incentive Plan, Florida Progress grants selected executives performance shares, which, upon achievement of performance criteria for a three-year performance cycle, result in the award of shares of common stock of Florida Progress, two-thirds of which would be restricted for periods of time. Florida Progress accounts for the fair value of common stock shares awarded under this plan after December 31, 1995 as recommended in FAS No. 123. Shares awarded for performance cycles previous to the implementation of FAS 123 are accounted for in accordance with Accounting Principles Board Opinion No. 25. There was no impact on earnings as a result of implementing this standard.

3)    CONTINGENCIES

         PURCHASED POWER - Florida Power's cogeneration purchased power contracts employ separate pricing methodologies for capacity payments and energy payments. Two cogenerators have filed suit against Florida Power in state court and a third in federal court challenging the energy pricing methodology.

         Another cogenerator entered into a standard offer cogeneration contract with Florida Power and subsequently indicated its intention to build a 115 megawatt ("MW") facility. The FPSC's rules limit standard offer cogeneration projects to 75 MWs and limit the maximum term for capacity payments to the life of the avoided unit, which is 20 years for this project. Florida Power filed a petition seeking a FPSC ruling that (i) Florida Power's standard offer contract is not available if the cogenerator constructs a facility with greater than 75 MWs and (ii) the 20-year term be affirmed. On April 30, 1996, the FPSC ruled in favor of Florida Power's petition by affirming that its standard offer contract is not available to the cogenerator if it constructs a 115 MW facility and that the FPSC rules limit the term for making capacity payments to 20 years. After this ruling is issued in a written order to be released on or about May 13, 1996, this cogenerator has 15 days to request FPSC reconsideration of the decision. Florida Power also has filed a lawsuit in federal court in connection with this dispute.

         Management does not expect that the results of these actions will have a material impact on earnings.

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

         Florida Power and former subsidiaries of Florida Progress, whose properties were sold in prior years, have been identified by the United States Environmental Protection Agency ("EPA") as potentially responsible parties at certain sites. In addition to these designated sites, there are other sites where Florida Progress affiliates may be responsible for additional environmental cleanup, including a coal gasification plant site that Florida Power previously owned and operated. There are five parties which have been identified as potentially responsible for this gas site, including Florida Power. Liability for the cleanup costs of these sites is joint and several.

         Florida Progress believes that its subsidiaries will not be required to pay a disproportionate share of the costs for cleanup of these sites. Florida Progress' best estimates indicate that its proportionate share of liability for cleaning up all sites ranges from $2.5 million to $4.5 million. Florida Progress has reserved $2.8 million against these potential costs. Further study of the coal gasification plant site by the EPA is expected to be completed in the third quarter 1996 and could cause Florida Power to increase its reserve for its portion of liability for cleanup costs. Although estimates of any additional costs are not available, the results of the tests are not expected to have a material effect on Florida Power's financial position, operations or liquidity.

4) In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Florida Progress and Florida Power for the interim periods presented. Results for the first quarter are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the combined Form 10-K of Florida Progress and Florida Power for the year ended December 31, 1995 (the "1995 Form 10-K").


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

Florida Progress' earnings per share for the three-month period ended March 31, 1996, were $.50 compared to $.49 for the same period in 1995. This increase resulted from higher earnings at Florida Power, Florida Progress' largest operating unit, which reported earnings of $.44 per share compared to $.43 per share for the same period last year. The increase at Florida Power was due primarily to higher average customer usage and continuing cost-control efforts. Diversified earnings per share of $.06 for the quarter remained constant compared to last year.

Florida Power - Operating Revenues

Florida Power's operating revenues were $31.4 million, or 6.1 percent, higher for the three month period ended March 31, 1996, compared to the same period in 1995. Increased kilowatt hour ("KWH") sales due to colder than normal weather and customer growth were the primary factors contributing to the increase. However, residential revenue decoupling adjustments partially offset increased KWH sales, by reducing billed revenues $14.3 million for the first quarter of 1996. Revenue decoupling did not have a material impact on Florida Power's revenues or net income for the three months ended March 31, 1995. (See Note 1 to the Financial Statements.)

Florida Power - Operating Expenses

Fuel and purchased power costs, including deferred fuel expense, were $19.6 million, or 10.4 percent, higher for the quarter ended March 31, 1996 compared to the same period in 1995 due primarily to higher system requirements, increased capacity payments and nuclear outages. Florida Power recovers substantially all of its fuel and purchased power costs through a FPSC ordered fuel adjustment clause, thereby eliminating any significant impact on net income.

Other operation and maintenance expenses for the three months ended March 31, 1996, were $1.4 million lower than the same period last year due primarily to savings from cost-control initiatives partially offset by increased costs associated with nuclear outages.

Florida Power - Other Operating Results

On April 16, 1996, Florida Power and Ridge Generating Station, L.P. ("Ridge") entered into a settlement agreement resolving a dispute over the energy payments to be made under a 1991 agreement for the sale to Florida Power of approximately 40 MWs from Ridge's cogeneration facility. The settlement agreement provides for the resolution of the pricing dispute, including a reduction in the fuel cost component of the firm energy price rate and its associated escalation rate. The settlement agreement also provides for Ridge to curtail the output of its facility during certain off-peak periods. Florida Power expects a net savings of approximately $13 million over the life of the contract. The parties to the agreement intend to submit the settlement agreement to the FPSC for approval in May 1996. (For additional information on cogeneration purchased power contracts, see Note 3 to the Financial Statements.)

As previously reported in the 1995 Form 10-K, Note 10 to the Financial Statements, the Federal Energy Regulatory Commission ("FERC") proposed in March 1995 new rules that would require the electric industry to provide open access to the nation's interstate transmission network. On April 24, 1996, the FERC issued its final rule on open access transmission. Within 60 days of that date, each electric utility under FERC jurisdiction, including Florida Power, will be required to file a nondiscriminatory open access transmission tariff that complies with the new rule. The open access required under the rule will make transmission systems available to all wholesale buyers and sellers of electric energy. Florida Power expects that the new rule will not have a material effect on Florida Power's revenues or earnings.

As previously reported in the 1995 Form 10-K, Part I, Item 7, under "Operating Results - Florida Power - Nuclear Operations", Florida Power has cooperated with the Nuclear Regulatory Commission ("NRC") in its investigation of unauthorized tests performed by control room operators at the Crystal River Nuclear Plant. The tests were the subject of pre-decisional enforcement conferences held in March 1996 with the NRC, Florida Power and the operators. The NRC is expected to rule on this matter in the second quarter 1996.

As previously reported in the 1995 Form 10-K, Part I, Item 7, under "Operating Results - Florida Power - Utility Revenues and Sales", Florida Power is in its second year of conducting a three-year test of residential revenue decoupling. On February 21, 1996, the FPSC approved Florida Power's request to defer disposition of a $17.7 million liability from the over-recovery of revenues under the test during 1995, pending a presentation of Florida Power's proposal to exchange future cogenerator capacity payments for up-front payments. This presentation is due to the FPSC no later than October 1, 1996. (For additional information see Note 1 and the text under the heading "Purchased Power" in
Note 3 to the Financial Statements.)

Florida Progress Diversified Operations

Florida Progress' diversified revenues were $4.9 million higher for the three months ended March 31, 1996 compared to the same period last year. However, net income and earnings per share remained fairly constant. Improved marine operations and rail services operations from Electric Fuels Corporation, Florida Progress' coal mining and transportation subsidiary, were offset by an increase in death benefits at Mid-Continent Life Insurance Company, Florida Progress' insurance subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Florida Power budgeted $265.3 million, excluding allowance for funds used during construction, for its 1996 construction program, of which $58.6 million was spent during the first three months of the year. These expenditures were financed primarily with funds from operations.

In March 1996, Florida Progress contributed $12.5 million to Florida Power from the sale of common stock through Florida Progress' dividend reinvestment and stock purchase plan. These funds were used to repay commercial paper and for general corporate purposes.

Florida Power has a public medium-term note program providing for the issuance of notes with maturities ranging from nine months to 30 years. In April 1996, Florida Power increased the amount available for future issuance under the program to $300 million.

In April 1996, Florida Power announced that on June 10, 1996, it will redeem all 500,000 shares of its 7.76% series cumulative preferred stock and all 300,000 shares of its 7.40% series cumulative preferred stock. The redemption price on the 7.76% series will be $102.21 a share, plus an amount equal to the accrued and unpaid dividends to June 10, 1996, of $.54 a share. The redemption price on the 7.40% series will be $102.48 a share, plus an amount equal to the accrued and unpaid dividends to June 10, 1996, of $.51 a share. Florida Power anticipates redeeming this preferred stock with funds from operations.

Florida Power's ratio of earnings to fixed charges was 4.50 for the twelve months ended March 31, 1996. (See Exhibit 12 filed herewith.)

Progress Capital Holdings, Inc. ("Progress Capital"), a wholly owned subsidiary of Florida Progress, has a private medium-term note program providing for the issuance of notes with maturities ranging from nine months to 30 years. In April 1996, Progress Capital increased the amount available for future issuance under the program to $300 million.

"SAFE HARBOR" STATEMENT UNDER
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including (without limitation) statements as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing, relating to the following identified matters: (a) estimated amounts of capital and operating expenditures and fees relating to compliance with environmental/safety requirements and remediation of contaminated sites (Part II, Item 1. Legal Proceedings, including portions of the Notes to Financial Statements referred to therein), (b) expectations as to the timing, outcome or effect of legal or regulatory proceedings (Part II, Item 1. Legal Proceedings and Part I, Item 2. MD&A - Operating Results - Florida Power - Other Operating Results), (c) expectations or beliefs as to (1) the Florida Power and Ridge cogeneration settlement agreement, and (2) the effects on Florida Power of the FERC's new rule on open transmission access (Part I, Item 2. MD&A - Operating Results - Florida Power - Other Operating Results, including portions of the Notes to Financial Statements referred to therein), and (d) the expectation or belief as to the source of funds to be used for the June 1996 preferred stock redemption (Part I, Item 2. MD&A - Liquidity and Capital Resources). These statements, and any other statements contained in this Form 10-Q that are not historical facts, are forward-looking and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

In addition to those matters discussed elsewhere in this Form 10-Q, the following are some of the important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements (the categories of forward-looking statements described in the preceding paragraph that could be affected by these factors are identified in parentheses by their letter heading): (1) governmental actions and initiatives, including those affecting industry and rate structure, and competition in the utility industry (e.g., retail wheeling and transmission access), and environmental/safety requirements (a, b, c, d), (2) pricing and other actions by competitors (b, c, d), (3) unanticipated delays or actions by courts, administrative agencies or regulatory authorities (a, b, c), (4) significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays (a, b, c, d), (5) changes in economic conditions (including population growth rates), demographic patterns and weather conditions in Florida Power's service territory or the United States generally (c, d), (6) changes in Florida Power's environmental compliance strategies or fuel strategies (a, b, c, d), (7) changes in the availability of fuel (a, b, d), and (8) significant changes in tax rates or policies or in rates of inflation (a, d).

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

1) NCP Lake Power, Inc. v. Florida Power Corporation, Florida Circuit Court, Fifth Judicial Circuit for Lake County, Case No. 94-2354-CA-01.

         See prior discussion of this matter in the 1995 Form 10-K, Item 3, paragraph 5. On March 27, 1996, the court issued an order staying the action and deferring discovery, which granted a joint motion filed by Florida Power and NCP Lake Power. The order stays the litigation while the final terms of a settlement agreement are being negotiated. The stay can be terminated by either party upon 30-days notice.

2) Praxair, Inc. v. Florida Power & Light Company and Florida Power Corporation, U.S. District Court for the Middle District of Florida, Tampa Division, Civil Action No. 88-1672-CIV-T-13C.

         See prior discussion of this matter in the 1995 Form 10-K, Item 3, paragraph 7. In March 1996, Praxair, Inc. filed a petition with the United States Supreme Court seeking review of the decision of the court of appeals granting the motion for summary judgement filed by Florida Power and Florida Power & Light ("FP&L"). Florida Power and FP&L filed pleadings in opposition to this petition in April 1996. On May 13, 1996, the Supreme Court denied Praxair's petition to review the decision of the court of appeals. This case is now considered concluded for reporting purposes.

3)   Sanford Coal Gasification Plant Site, Sanford, Florida

         See prior discussion of this matter in the 1995 Form 10-K, Item 3, paragraph 10. In the third quarter 1996, the EPA is expected to complete a supplemental study of nearby Lake Monroe, to determine if contamination exists in the water or the soil. If this contamination is confirmed, the site could score well over the 28.5 threshold referred to in the 1995 Form 10-K, thereby causing the EPA to add this site to the EPA's National Priorities List of sites that require cleanup. The EPA is expected to coordinate with the Florida Department of Environmental Protection in scoring the site. (For additional information on environmental matters, see Note 3 to the Financial Statements.)

4) Peak Oil Company, Missouri Electric Works, 62nd Street, AKO Bayside, Bluff Electric and Sydney Mine Superfund Sites.

         See prior discussion of this matter in the 1995 Form 10-K, Item 3, paragraph 11. Florida Power and the plaintiffs to the Sydney Mine site have reached a settlement in principle. Florida Power's settlement amount is expected to be approximately $56,000. (For additional information on environmental matters, see Note 3 to the Financial Statements.)

5) In re: Standard Offer Contract for the purchase of firm capacity and energy from a qualifying facility between Panda-Kathleen, L.P. and Florida Power Corporation, FPSC Docket No. 950110-EI.

         See prior discussion of this matter in the 1995 Form 10-K, Item 3, paragraph 2. On April 30, 1996, the FPSC ruled in favor of Florida Power's petition by affirming that its standard offer contract is not available to Panda-Kathleen, L.P. ("Panda") if it constructs a 115 MW facility with a 30-year term for making capacity payments. The FPSC's rules limit standard offer cogeneration projects to 75 MWs and limit the term for making capacity payments to the life of the avoided unit, which in this case is 20 years rather than 30 years. After this ruling is issued in a written order to be released on or about May 13, 1996, Panda has 15 days to request FPSC reconsideration of the decision. (For additional information on purchased power, see Note 3 to the Financial Statements.)

Item 4.  Submission of Matters to a Vote of Security-Holders.

The Annual Meeting of Shareholders of Florida Progress was held on April 18, 1996. There were 96,481,740 shares of common stock entitled to vote. The following matters were voted upon at the meeting:

1)       Election of Directors

         Class III - Terms Expiring in 1999

                                        Votes            Votes
                                         For           Withheld

           Jack B. Critchfield       84,171,911        2,691,151
           Clarence V. McKee         84,506,856        2,356,206
           Richard A. Nunis          84,769,683        2,093,379
           Jean Giles Wittner        84,781,461        2,081,601

2) Florida Progress proposal to approve a Stock Plan for Non-Employee Directors of Florida Progress Corporation and Subsidiaries that would pay 75% of each non-employee director's retainer fee in common stock.

         Voting results:

         For the proposal:           81,424,004
         Against the proposal:        4,179,956
         Abstentions:                 1,259,102
         Broker Non-votes:                    0

3) Shareholder proposal to adopt a policy that requires annual salary increases for executive officers that are greater than 4% of their prior year's salary to be approved by a vote of the shareholders.

         For the proposal:           14,804,427
         Against the proposal:       56,915,606
         Abstentions:                 2,194,345
         Broker Non-votes:           12,948,684

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:
                                                               Florida  Florida
         Number               Exhibit                          Progress  Power
         ------               -------                          -------- -------

           10    Agreement dated March 21, 1996 between            X       X
                 Florida Progress and Allen J. Keesler, Jr.*

           12    Statement Regarding Computation of Ratio                  X
                 of Earnings to Fixed Charges for Florida
                 Power.

         27.(a)  Florida Progress Financial Data Schedule.         X

         27.(b)  Florida Power Financial Data Schedule.                    X

       X = Exhibit is filed for that respective company.
       * = Exhibit constitutes an executive compensation plan or arrangement.

     (b)  Reports on Form 8-K:

                  During the first quarter 1996, Florida Progress and Florida Power filed the following reports on Form 8-K:

                           Form 8-K dated January 22, 1996, reporting under Item 5 "Other Events" a press release and related Investor Information Report reporting Florida Progress' and Florida Power's 1995 earnings, and a press release dated January 17, 1996, reporting the retirement of Florida Power's President.

                           Form 8-K dated February 8, 1996, reporting under Item 5 "Other Events" a news release dated February 8, 1996, reporting the declaration of a cash dividend on Florida Progress common stock.

                  In addition, Florida Progress and Florida Power filed the following report on Form 8-K subsequent to the first quarter 1996:

                           Form 8-K dated April 22, 1996, reporting under Item 5 "Other Events" a press release and related Investor Information Report reporting Florida Progress' and Florida Power's first quarter 1996 earnings.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FLORIDA PROGRESS CORPORATION

                                        FLORIDA POWER CORPORATION


Date: May 14, 1996                       /s/ John Scardino, Jr.
                                        -----------------------------
                                        John Scardino, Jr.
                                        Vice President and Controller




Date: May 14, 1996                       /s/ James V. Smallwood
                                        -----------------------------
                                        James V. Smallwood
                                        Vice President and Treasurer

                                Exhibit Index


                                                               Florida  Florida
         Number               Exhibit                          Progress  Power
         ------               -------                          -------- -------

           10    Agreement dated March 21, 1996 between            X       X
                 Florida Progress and Allen J. Keesler, Jr.*

           12    Statement Regarding Computation of Ratio                  X
                 of Earnings to Fixed Charges for Florida
                 Power.

         27.(a)  Florida Progress Financial Data Schedule.         X

         27.(b)  Florida Power Financial Data Schedule.                    X

       X = Exhibit is filed for that respective company.
       * = Exhibit constitutes an executive compensation plan or arrangement.