Form 10-Q
period 1996-06-30
FLORIDA PROGRESS CORP /; FLORIDA POWER CORP /
filed 1996-08-07
CIK 357261, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Description of        Shares Outstanding
         Registrant                    Class              at June 30, 1996
         ----------                --------------        ------------------

Florida Progress Corporation      Common Stock,
                                  without par value            97,003,453

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

                         PART I.  FINANCIAL INFORMATION

                          FLORIDA PROGRESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Income
(In millions, except per share amounts)
                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                           1996     1995       1996      1995
                                          -------  -------   --------  --------
                                             (Unaudited)         (Unaudited)
REVENUES:
  Electric utility                         $588.7   $550.5   $1,136.0  $1,066.4
  Diversified                               184.9    180.8      368.0     357.9
                                          -------- --------  --------- ---------
                                            773.6    731.3    1,504.0   1,424.3
EXPENSES:                                 -------- --------  --------- ---------
  Electric utility:
    Fuel used in generation                 114.3    113.1      228.8     191.7
    Purchased power                         137.7    107.5      260.6     210.8
    Deferred fuel                           (22.5)    (8.6)     (51.0)     (1.2)
    Other operation                          83.2     85.7      171.4     173.1
                                          -------- --------  --------- ---------
    Operation                               312.7    297.7      609.8     574.4
    Maintenance                              30.6     28.1       61.4      61.1
    Depreciation                             89.2     70.8      166.8     141.5
    Taxes other than income taxes            45.2     44.9       92.4      87.8
                                          -------- --------  --------- ---------
                                            477.7    441.5      930.4     864.8
                                          -------- --------  --------- ---------
  Diversified:
    Cost of sales                           154.3    155.0      309.4     304.2
    Other                                    16.6     13.9       32.0      28.2
                                          -------- --------  --------- ---------
                                            170.9    168.9      341.4     332.4
                                          -------- --------  --------- ---------
INCOME FROM OPERATIONS                      125.0    120.9      232.2     227.1
                                          -------- --------  --------- ---------
INTEREST EXPENSE AND OTHER:
  Interest expense                           34.2     35.3       68.8      71.2
  Allowance for funds used during
    construction                             (1.9)    (1.6)      (3.6)     (3.8)
  Preferred dividend requirements of
    Florida Power                             2.1      2.4        4.4       4.9
  Other expense (income), net                (1.4)    (2.6)      (4.7)     (5.4)
                                          -------- --------  --------- ---------
                                             33.0     33.5       64.9      66.9
                                          -------- --------  --------- ---------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                        92.0     87.4      167.3     160.2
  Income Taxes                               33.2     32.2       60.3      58.4
                                          -------- --------  --------- ---------
NET INCOME FROM CONTINUING OPERATIONS        58.8     55.2      107.0     101.8
DISCONTINUED OPERATIONS, NET
  OF INCOME TAXES                           (25.0)      -       (25.0)       -
                                          -------- --------  --------- ---------
NET INCOME                                  $33.8    $55.2      $82.0    $101.8
                                          ======== ========  ========= =========
AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING                                96.8     95.6       96.6      95.4
                                          ======== ========  ========= =========
EARNINGS PER AVERAGE COMMON SHARE
  CONTINUING OPERATIONS                     $0.61    $0.58      $1.11     $1.07
  DISCONTINUED OPERATIONS                  ($0.26)      -      ($0.26)       -
                                          -------- --------  --------- ---------
                                            $0.35    $0.58      $0.85     $1.07
                                          ======== ========  ========= =========
DIVIDENDS PER COMMON SHARE                 $0.515   $0.505     $1.030    $1.010
                                          ======== ========  ========= =========

Note: The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)

                                                        June 30,    December 31,
                                                          1996         1995
                                                       -----------  -----------
ASSETS                                                 (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held
    for future use                                        $5,892.2     $5,867.5
  Less - Accumulated depreciation                          2,276.4      2,179.7
         Accumulated decommissioning for nuclear plant       178.3        165.2
         Accumulated dismantlement for fossil plants         112.5        104.4
                                                         ----------   ----------
                                                           3,325.0      3,418.2
  Construction work in progress                              174.3        131.8
  Nuclear fuel, net of amortization of $352.6
    in 1996 and $348.7 in 1995                                64.0         59.1
                                                         ----------   ----------
        Net electric utility property                      3,563.3      3,609.1
  Other property, net of depreciation of $164.7
    in 1996 and $157.3 in 1995                               310.4        307.0
                                                         ----------   ----------
                                                           3,873.7      3,916.1
                                                         ----------   ----------
CURRENT ASSETS:
  Cash and equivalents                                         8.8          4.3
  Accounts receivable, net                                   298.2        307.3
  Inventories at average cost:
    Fuel                                                      77.6         63.0
    Materials and supplies                                    96.7        101.3
    Diversified materials                                    129.8        111.0
  Underrecovery of fuel cost                                  57.6          0.3
  Deferred income taxes                                       32.5         32.3
  Other                                                       15.0          9.3
                                                         ----------   ----------
                                                             716.2        628.8
                                                         ----------   ----------
DISCONTINUED OPERATIONS:
     Advances to discontinued operations                     127.1        116.0
     Net assets of discontinued operations                   180.6        200.8
                                                         ----------   ----------
                                                             307.7        316.8
                                                         ----------   ----------
OTHER ASSETS:
  Investments:
    Loans receivable, net                                     30.7         31.5
    Marketable securities                                    195.1        188.2
    Nuclear plant decommissioning fund                       183.3        161.1
    Joint ventures and partnerships                           35.8         33.9
  Deferred insurance policy acquisition costs                115.0        106.4
  Other                                                      158.0        167.6
                                                         ----------   ----------
                                                             717.9        688.7
                                                         ----------   ----------
                                                          $5,615.5     $5,550.4
                                                         ==========   ==========

Note: The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)

                                                        June 30,    December 31,
                                                          1996         1995
                                                       -----------  -----------
CAPITAL AND LIABILITIES                                (Unaudited)

COMMON STOCK EQUITY:
  Common stock                                            $1,207.4     $1,187.6
  Retained earnings                                          868.9        888.4
  Unrealized gain (loss) on securities
     available for sale                                       (3.3)         2.1
                                                         ----------   ----------
                                                           2,073.0      2,078.1
CUMULATIVE PREFERRED STOCK OF FLORIDA POWER:
    Without sinking funds                                     33.5        113.5
    With sinking funds                                        25.0         25.0

LONG-TERM DEBT                                             1,687.0      1,662.3
                                                         ----------   ----------
TOTAL CAPITAL                                              3,818.5      3,878.9
                                                         ----------   ----------
CURRENT LIABILITIES:
  Accounts payable                                           186.9        165.7
  Customers' deposits                                         88.6         85.3
  Income taxes payable                                        26.1          1.7
  Accrued other taxes                                         53.8         15.6
  Accrued interest                                            46.0         46.9
  Other                                                       83.2         97.0
                                                         ----------   ----------
                                                             484.6        412.2
  Current portion of long-term debt                          193.8        173.7
                                                         ----------   ----------
                                                             678.4        585.9
                                                         ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                      490.5        512.0
  Unamortized investment tax credits                          97.5        101.5
  Insurance policy benefit reserves                          295.7        265.0
  Other postretirement benefit costs                          87.9         84.5
  Other                                                      147.0        122.6
                                                         ----------   ----------
                                                           1,118.6      1,085.6
                                                         ----------   ----------
                                                          $5,615.5     $5,550.4
                                                         ==========   ==========

Note: The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Cash Flows
(In millions)
                                                            Six Months Ended
                                                                June 30,
                                                            1996        1995
                                                         ----------- -----------
                                                               (Unaudited)
OPERATING ACTIVITIES:
 Net income from continuing operations                       $107.0      $101.8
   Adjustments for noncash items:
   Depreciation and amortization                              187.6       170.5
   Deferred income taxes and
    investment tax credits, net                               (26.3)      (20.6)
   Increase in accrued other postretirement
    benefit costs                                               3.4         8.2
   Net change in deferred insurance policy
    acquisition costs                                          (8.6)       (8.6)
   Net change in insurance policy
    benefit reserves                                           30.7        20.3
   Changes in working capital, net of effects
    from acquisition or sale of businesses:
        Accounts receivable                                     8.5       (31.5)
        Inventories                                           (31.5)      (18.0)
        Underrecovery of fuel cost                            (57.3)       (6.6)
        Accounts payable                                       21.4         7.5
        Income taxes payable                                   21.2         8.5
        Accrued other taxes                                    38.2        32.9
        Other                                                 (12.3)       10.1
    Other operating activities                                 23.1         6.2
                                                           ---------   ---------
        Cash provided by continuing operations                305.1       280.7
                                                           ---------   ---------
    Income (loss) from discontinued operations                (25.0)         -
    Adjustments for non-cash items, primarily
       loss provision                                           7.4         2.9
                                                           ---------   ---------
        Cash provided by (used for) discontinued
          operations                                          (17.6)        2.9
                                                           ---------   ---------
                                                              287.5       283.6
                                                           ---------   ---------
INVESTING ACTIVITIES:
  Property additions (including allowance for
    borrowed funds used during construction)                 (135.4)     (147.2)
  Proceeds from sale of properties and businesses               6.1         6.3
  Net change in loans receivable and securities               (14.2)      (10.2)
  Acquisition of businesses                                    (3.2)       (5.8)
  Distributions from (investments in) joint
    ventures and partnerships                                  (1.2)       (2.3)
  Investing activities of discontinued operations              12.0        43.5
  Other investing activities                                  (18.0)       (5.5)
                                                           ---------   ---------
                                                             (153.9)     (121.2)
                                                           ---------   ---------
FINANCING ACTIVITIES:
  Repayment of long-term debt                                  (2.1)      (20.8)
  Increase (decrease) in commercial paper with
    long-term support                                          46.7       (45.4)
  Redemption of preferred stock                               (80.9)         -
  Sale of common stock                                         18.6        19.0
  Dividends paid on common stock                              (99.7)      (96.4)
  Decrease in short-term debt                                    -        (14.2)
  Financing activities of discontinued operations             (10.2)       (8.4)
  Other financing activities                                   (1.5)         -
                                                           ---------   ---------
                                                             (129.1)     (166.2)
                                                           ---------   ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                 4.5        (3.8)
   Beginning cash and equivalents                               4.3        13.8
                                                           ---------   ---------
ENDING CASH AND EQUIVALENTS                                    $8.8       $10.0
                                                           =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest (net of amount capitalized)                        $66.4       $67.5
  Income taxes (net of refunds)                               $61.0       $71.1

Note: The accompanying notes are an integral part of these financial statements.

                          FLORIDA POWER CORPORATION
                             FINANCIAL STATEMENTS

FLORIDA POWER CORPORATION
Statements of Income
(In millions)                            Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                           1996     1995       1996      1995
                                          -------  -------   --------  --------
                                              (Unaudited)        (Unaudited)
OPERATING REVENUES:
    Residential                            $297.1   $301.2     $625.6    $584.9
    Commercial                              131.7    130.1      246.8     239.5
    Industrial                               51.9     48.4       99.7      91.5
    Sales for resale                         37.1     28.8       80.1      54.8
    Other                                    70.9     42.0       83.8      95.7
                                          -------- --------  --------- ---------
                                            588.7    550.5    1,136.0   1,066.4
                                          -------- --------  --------- ---------
OPERATING EXPENSES:
 Operation:
    Fuel used in generation                 114.3    113.1      228.8     191.7
    Purchased power                         137.7    107.5      260.6     210.8
    Deferred fuel                           (22.5)    (8.6)     (51.0)     (1.2)
    Other                                    83.2     85.7      171.4     173.1
                                          -------- --------  --------- ---------
                                            312.7    297.7      609.8     574.4
                                          -------- --------  --------- ---------
 Maintenance                                 30.6     28.1       61.4      61.1
 Depreciation                                89.2     70.8      166.8     141.5
 Taxes other than income taxes               45.2     44.9       92.4      87.8
 Income taxes:
    Currently payable                        43.8     38.8       74.0      72.1
    Deferred, net                            (9.9)    (6.4)     (12.9)    (13.6)
    Investment tax credits, net              (2.0)    (2.1)      (4.0)     (4.2)
                                          -------- --------  --------- ---------
                                             31.9     30.3       57.1      54.3
                                          -------- --------  --------- ---------
                                            509.6    471.8      987.5     919.1
                                          -------- --------  --------- ---------
OPERATING INCOME                             79.1     78.7      148.5     147.3
                                          -------- --------  --------- ---------
OTHER INCOME AND DEDUCTIONS:
 Allowance for equity funds used
    during construction                       1.0      0.9        1.9       2.1
 Miscellaneous other expense, net            (0.4)    (0.5)      (1.0)     (1.0)
                                          -------- --------  --------- ---------
                                              0.6      0.4        0.9       1.1
                                          -------- --------  --------- ---------
INTEREST CHARGES
 Interest on long-term debt                  21.8     23.9       43.9      48.1
 Other interest expense                       2.8      2.9        6.1       5.7
                                          -------- --------  --------- ---------
                                             24.6     26.8       50.0      53.8
 Allowance for borrowed funds used
    during construction                      (0.9)    (0.7)      (1.7)     (1.7)
                                          -------- --------  --------- ---------
                                             23.7     26.1       48.3      52.1
                                          -------- --------  --------- ---------
NET INCOME                                   56.0     53.0      101.1      96.3
DIVIDENDS ON PREFERRED STOCK                  2.1      2.4        4.4       4.9
                                          -------- --------  --------- ---------
NET INCOME AFTER DIVIDENDS
  ON PREFERRED STOCK                        $53.9    $50.6      $96.7     $91.4
                                          ======== ========  ========= =========

Note: The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                        June 30,    December 31,
                                                          1996         1995
                                                       -----------  -----------
ASSETS                                                 (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held
    for future use                                        $5,892.2     $5,867.5
  Less - Accumulated depreciation                          2,276.4      2,179.7
         Accumulated decommissioning for nuclear plant       178.3        165.2
         Accumulated dismantlement for fossil plants         112.5        104.4
                                                         ----------   ----------
                                                           3,325.0      3,418.2
  Construction work in progress                              174.3        131.8
  Nuclear fuel, net of amortization of $352.6
    in 1996 and $348.7 in 1995                                64.0         59.1
                                                         ----------   ----------
                                                           3,563.3      3,609.1

  Other property, net                                         14.6         23.0
                                                         ----------   ----------
                                                           3,577.9      3,632.1
                                                         ----------   ----------
CURRENT ASSETS:
  Cash and equivalents                                         5.2          0.8
  Accounts receivable, less reserve of $5.0
    in 1996 and $5.2 in 1995                                 211.4        200.7
  Inventories at average cost:
    Fuel                                                      49.7         40.8
    Materials and supplies                                    96.7        101.3
  Underrecovery of fuel cost                                  57.6          0.3
  Deferred income taxes                                       32.5         32.3
  Other                                                        4.6          3.9
                                                         ----------   ----------
                                                             457.7        380.1
                                                         ----------   ----------
OTHER ASSETS:
  Nuclear plant decommissioning fund                         183.3        161.1
  Unamortized debt expense, being amortized
    over term of debt                                         26.1         27.5
  Other                                                       72.6         84.1
                                                         ----------   ----------
                                                             282.0        272.7
                                                         ----------   ----------
                                                          $4,317.6     $4,284.9
                                                         ==========   ==========

Note: The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                        June 30,    December 31,
                                                          1996         1995
                                                       -----------  -----------
CAPITALIZATION AND LIABILITIES                         (Unaudited)

CAPITALIZATION:
  Common stock                                            $1,004.4       $992.9
  Retained earnings                                          775.6        761.1
                                                         ----------   ----------
                                                           1,780.0      1,754.0
CUMULATIVE PREFERRED STOCK:
    Without sinking funds                                     33.5        113.5
    With sinking funds                                        25.0         25.0

LONG-TERM DEBT                                             1,288.1      1,279.1
                                                         ----------   ----------
TOTAL CAPITAL                                              3,126.6      3,171.6
                                                         ----------   ----------
CURRENT LIABILITIES:
  Accounts payable                                            96.1         89.8
  Accounts payable to associated companies                    22.7         24.8
  Customers' deposits                                         88.6         85.3
  Income taxes payable                                        20.2          8.9
  Accrued other taxes                                         50.2         12.3
  Accrued interest                                            31.7         32.9
  Other                                                       54.1         65.1
                                                         ----------   ----------
                                                             363.6        319.1
  Current portion of long-term debt                           50.7         30.6
                                                         ----------   ----------
                                                             414.3        349.7
                                                         ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                      474.7        483.8
  Unamortized investment tax credits                          96.9        100.9
  Other postretirement benefit costs                          84.6         81.5
  Other                                                      120.5         97.4
                                                         ----------   ----------
                                                             776.7        763.6
                                                         ----------   ----------
                                                          $4,317.6     $4,284.9
                                                         ==========   ==========

Note: The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Cash Flows
(In millions)
                                                             Six Months Ended
                                                                 June 30,
                                                             1996        1995
                                                          ----------  ----------
                                                                (Unaudited)
OPERATING ACTIVITIES:
 Net income after dividends on preferred stock                $96.7       $91.4
  Adjustments for noncash items:
   Depreciation and amortization                              175.4       159.6
   Deferred income taxes and investment
    tax credits, net                                          (16.9)      (17.8)
   Increase in accrued other postretirement
    benefit costs                                               3.0         7.9
   Allowance for equity funds used during construction         (1.9)       (2.1)
   Changes in working capital:
        Accounts receivable                                   (10.7)      (39.7)
        Inventories                                            (4.3)      (11.8)
        Overrecovery (underrecovery) of fuel cost             (57.3)       (6.6)
        Accounts payable                                        6.3         4.9
        Accounts payable to associated companies               (2.0)        1.1
        Income taxes payable                                   11.3         3.2
        Accrued other taxes                                    37.9        32.7
        Other                                                  (9.7)       14.8
    Other operating activities                                 25.8         4.6
                                                           ---------   ---------
                                                              253.6       242.2
                                                           ---------   ---------
INVESTING ACTIVITIES:
  Construction expenditures                                  (111.3)     (125.3)
  Allowance for borrowed funds used during construction        (1.7)       (1.7)
  Additions to nonutility property                             (1.1)       (0.9)
  Proceeds from sale of properties                              3.8         6.0
  Other investing activities                                  (18.1)       (5.5)
                                                           ---------   ---------
                                                             (128.4)     (127.4)
                                                           ---------   ---------
FINANCING ACTIVITIES:
  Repayment of long-term debt                                  (0.4)      (19.2)
  Increase (decrease) in commercial paper with
    long term support                                          29.4          -
  Redemption of preferred stock                               (80.9)         -
  Dividends paid on common stock                              (81.4)      (88.8)
  Equity contributions from parent                             12.5        12.5
  Decrease in short-term debt                                    -        (14.2)
                                                           ---------   ---------
                                                             (120.8)     (109.7)
                                                           ---------   ---------
NET INCREASE IN CASH AND EQUIVALENTS                            4.4         5.1
   Beginning cash and equivalents                               0.8          -
                                                           ---------   ---------
ENDING CASH AND EQUIVALENTS                                    $5.2        $5.1
                                                           =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                        $47.9       $48.5
  Income taxes (net of refunds)                               $62.4       $68.6

Note: The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
NOTES TO FINANCIAL STATEMENTS

1) On July 1, 1996, Florida Progress Corporation ("Florida Progress") announced its plan to spin-off Progress Credit Corporation ("Progress Credit"), Florida Progress' lending, leasing and real estate business, to shareholders through a tax-free stock dividend. The dividend distribution is expected to occur before the end of 1996.

      The accompanying financial statements account for Progress Credit as discontinued operations. Accordingly, the results and balances related to this segment have been segregated from the ongoing operations of Florida Progress in the accompanying financial statements for all periods presented. For each of the periods presented, the accompanying financial statements reflect the conversion of a portion of Progress Credit intercompany debt to equity and the removal of the corresponding interest from the results of operations of Progress Credit. In anticipation of the spin-off of Progress Credit, Florida Progress has recorded a $25 million charge to earnings in the second quarter of 1996 comprised of the following:
                                                                (In millions)
         Writedown of assets to be disposed of by Progress
          Credit (net of income tax benefits of $11.3 million)      $ 18.0
         Costs associated with the spin-off
          (net of income tax benefits of $4.4 million)                 7.0
                                                                     -----
         Total                                                      $ 25.0

      Progress Credit revenues were $27.6 million and $23.0 million for the six months ended June 30, 1996 and 1995, respectively. The following amounts are included as discontinued operations on the Florida Progress balance sheet as of June 30, 1996 and December 31, 1995:

                                                   June 30,     December 31,
      In millions                                    1996           1995

     -----------------------------------------------------------------------
      Leases and loans receivable, net             $ 318.9        $ 351.7
      Property and equipment, net                    141.3          148.3
      Other assets                                    53.7           57.6
      -----------------------------------------------------------------------
      Total assets                                   513.9          557.6
      -----------------------------------------------------------------------
      Less:  Advances from parent                    127.1          116.0
      Less:  Other liabilities                       206.2          240.8
      -----------------------------------------------------------------------
      Net assets                                   $ 180.6        $ 200.8
      -----------------------------------------------------------------------

2) As ordered by the Florida Public Service Commission ("FPSC"), Florida Power Corporation ("Florida Power") is in its second year of conducting a three-year test for residential revenue decoupling which began in January 1995. The difference between target revenues and actual revenues is included as a current asset or current liability on the balance sheet. Revenue decoupling reduced residential billed revenues by $21.9 million and $16.6 million for the six months ended June 30, 1996 and 1995, respectively.

3)    CONTINGENCIES

      PURCHASED POWER - Florida Power's cogeneration purchased power contracts employ separate pricing methodologies for capacity payments and energy payments. Two cogenerators have filed suit against Florida Power in state court and a third in both state and federal court challenging the energy pricing methodology.

      Another cogenerator entered into a standard offer cogeneration contract with Florida Power and subsequently indicated its intention to build a 115 megawatt ("MW") facility. On May 20, 1996, the FPSC issued an order ruling against the cogenerator on two of the three material issues related to the contract. First, the FPSC held that the cogenerator's proposed 115 MW facility does not comply with the 75 MW limitation contained in the FPSC's standard offer rules. Second, the FPSC held that under its rules, Florida Power is required to make capacity payments for 20 years rather than for 30 years as argued by the cogenerator. On a third issue, the FPSC ruled against Florida Power by extending for 18 months the "milestone" dates contained in the standard offer contract, including the construction commencement date and the commercial in-service date. The cogenerator appealed this order to the Florida Supreme Court. It is expected that the Supreme Court will render a decision in the first half of 1997.

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

      Florida Progress believes that its subsidiaries will not be required to pay a disproportionate share of the costs for cleanup of these sites. Florida Progress' best estimates indicate that its proportionate share of liability for cleaning up all sites ranges from $2.5 million to $4.5 million. Florida Progress has reserved $2.8 million against these potential costs. Further study of the coal gasification plant site by the EPA is expected to be completed in the fourth quarter 1996 and could cause Florida Power to increase its reserve for its portion of liability for cleanup costs. Although estimates of any additional costs are not available, the results of the tests are not expected to have a material effect on Florida Power's financial position, operations or liquidity.

4) In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Florida Progress and Florida Power for the interim periods presented. Results for these interim periods are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the combined Form 10-K of Florida Progress and Florida Power for the year ended December 31, 1995 (the "1995 Form 10-K") and the combined Form 10-Q of Florida Progress and Florida Power for the quarter ended March 31, 1996 (the "first quarter 1996 Form 10-Q").


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

Florida Progress' earnings per share from continuing operations for the six months ended June 30, 1996, were $1.11 compared to $1.07 for the same period in 1995. This increase resulted from Florida Power, Florida Progress' largest operating unit, which reported earnings of $1.00 per share compared to $.96 per share for the same period last year, primarily due to stronger sales and the impact of cost containment efforts. Earnings per share from continuing operations were $.61 for the current quarter, or $.03 higher than last year's comparable quarter. The increase at Florida Power was due primarily to customer growth, higher industrial kilowatt hour ("KWH") sales largely from phosphate mining, and increased wholesale KWH sales from weather-related increases in customer demand, partially offset by residential revenue decoupling adjustments. Diversified earnings per share from continuing operations remained constant compared to last year with improved results in the marine and rail services operations at Electric Fuels Corporation ("Electric Fuels"), offset by unfavorable results at Mid-Continent Life Insurance Company ("Mid-Continent").

Florida Power - Operating Revenues

Florida Power's operating revenues were $38.2 million (6.9%) and $69.6 million (6.5%) higher for the three and six-month periods ended June 30, 1996, compared to the same periods in 1995. Recoverable fuel revenues increased $5.1 million and $34.7 million for the three and six-month periods as a result of the corresponding increase in fuel and purchased power expenses discussed below.
KWH sales increased 2.1% and 9.4% for the three and six-month periods ended June 30, 1996, respectively, compared to the same periods in 1995, due primarily to customer growth, higher industrial customer usage largely from phosphate mining, and increased wholesale sales from weather-related increases in customer demand, partially offset by residential revenue decoupling adjustments. (See Note 2 to the Financial Statements.)

Florida Power - Operating Expenses

Fuel and purchased power costs were $31.4 million (14.2%) and $86.9 million (21.6%) higher for the three and six months ended June 30, 1996, compared to the same periods in 1995, due primarily to increased KWH sales, higher than anticipated oil prices and a nuclear refueling outage which extended longer than forecast. These factors resulted in a significant underrecovery of fuel and purchased power costs for which Florida Power petitioned and received approval from the FPSC to increase rates by $1.06 per 1,000 KWH. The rate increase is effective from July 1, 1996 through March 31, 1997 and is designed to recover past deferred fuel cost and the higher fuel costs forecast for this period.

Florida Power's cost control initiatives and lower recoverable energy conservation program costs enabled Florida Power to keep other operation and maintenance expenses even for the three months ended June 30, 1996 and slightly lower for the six months ended June 30, 1996, when compared to the same periods in 1995. Florida Power recovers substantially all of its energy conservation program costs through a FPSC ordered program cost recovery clause, thereby eliminating any significant impact on net income.

Depreciation expense was $18.4 million (26.0%) and $25.3 million (17.9%) higher for the three and six-month periods ended June 30, 1996, respectively, compared to the prior year periods. These increases were due primarily to expensing the remaining $11.6 million of book value in 1996 for the Turner and Higgins power plants that had previously been placed in extended cold shutdown and the amortization recognized in 1996 of the Lake Tarpon Kathleen transmission line project canceled in September 1995.

Florida Power - Other Operating Results

As previously reported in the 1995 Form 10-K, Note 10 to the Financial Statements and in the first quarter 1996 Form 10-Q, Item 2, under the heading "Operating Results - Florida Power - Other Operating Results", the Federal Energy Regulatory Commission ("FERC") had proposed new rules that would require electric utilities to provide open access to the nation's interstate transmission network. On April 24, 1996, the FERC issued its final rule on open access transmission. On July 9, 1996, Florida Power filed a nondiscriminatory open access transmission tariff that complies with the new rule. The new tariff was accepted by the FERC and became effective immediately. Florida Power expects that the new rule will not have a material effect on Florida Power's revenues or earnings.

As previously reported in the 1995 Form 10-K, Part I, Item 7, under "Operating Results - Florida Power - Nuclear Operations" and in the first quarter 1996 Form 10-Q, Item 2, under the heading "Operating Results - Florida Power - Other Operating Results", Florida Power has cooperated with the Nuclear Regulatory Commission ("NRC") in its investigation of unauthorized tests performed by control room operators in September 1994 at the Crystal River Nuclear Plant ("the plant"). On July 10, 1996, although stating that the tests did not result in any actual impact on public health and safety, the NRC staff proposed to levy a $500,000 fine and cited the plant for insufficient management oversight and weak engineering work in connection with the tests and resulting violations of NRC rules. In the nearly two years since the tests, the plant has taken corrective action to help prevent such an occurrence in the future including (i) increased management presence in the control room, (ii) improved communications with control room operators, engineers, support personnel and mid-level managers, and (iii) improved coordination between engineers and plant personnel. Florida Power must either pay the fine or appeal the decision to the NRC. Florida Power does not believe that it would be productive to appeal the decision and therefore plans to pay the fine.

Florida Power is a member of the Nuclear Electric Insurance, Ltd. ("NEIL"), an industry mutual insurer, which provides property damage and decontamination liability coverage in the event of a major accident at a covered nuclear power plant. Florida Power is subject to a retrospective premium assessment under this coverage in the event of a loss in excess of NEIL's available surplus at any of the covered plants. Based on new policy terms which become effective November 1996, Florida Power's maximum share of any retrospective premiums for property damage/decontamination losses is expected to decrease from $8.1 million to $5.4 million for a single loss in any policy year and from $15.9 million to $10.6 million in the event of multiple losses.

Florida Progress Diversified Operations

Florida Progress' diversified revenues increased $4.1 million (2.3%) and $10.1 million (2.8%), respectively, for the three and six-month periods ended June 30, 1996 compared to the same periods in 1995, due primarily to increased sales in the marine and rail divisions of Electric Fuels. Margins in diversified operations increased from 15% of sales to nearly 16% for the six months ended June 30, 1996, compared to the same period in 1995. This increase was due to increased sales in the higher margin marine and rail divisions of Electric Fuels, partially offset by lower margins at Mid-Continent from higher than expected death claims during the 1996 period.

Discontinued Operations

On July 1, 1996, Florida Progress announced its plan to spin-off Progress Credit to shareholders through a tax-free stock dividend. The spin-off is anticipated to occur before the end of 1996. Florida Progress has presented the results of operations of Progress Credit as discontinued operations, therefore, the results and balances related to Progress Credit have been segregated from ongoing operations in the financial statements for all periods presented. (See Note 1 to the Financial Statements).

Florida Progress Diversified Operations - Other Operating Results

Although Electric Fuels' coal operations remain a profitable business unit, its coal mining operations continue to be negatively affected by a depressed national coal market. Electric Fuels has made some operational changes and brought in new leadership for its coal mining operations. Electric Fuels has developed a new business plan for these operations that is designed to improve its coal margins by improving productivity and quality control. The plan calls for increasing output from company-owned mines and directing production to higher profit markets. Certain coal properties were purchased in the late 1980s, when real price growth for low sulfur coal was expected due to new restrictions anticipated from the Clean Air Act. When the expected price growth failed to occur, Electric Fuels temporarily reduced production at its mining operations while implementing the plan discussed above. Electric Fuels intends to re-evaluate the market opportunities for each of its mining operations later this year as its five-year business plan is reviewed by the board of directors in December.

As previously reported in the 1995 Form 10-K, Part I, Item 7, under "Operating Results - Diversified Operations - Mid-Continent", over the past few years, the life insurance industry has become more competitive. Mid-Continent experienced a decline in new sales in 1994 and 1995. Florida Progress has brought in new leadership for its insurance unit and a new business plan was developed to improve its market position. In 1996, Mid-Continent is replacing its primary policy with a new product. Other complementary products may be introduced in the future. Mid-Continent's earnings were down $1 million and $2.3 million for the three and six-month periods ended June 30, 1996, respectively, compared with the same periods in 1995. Mid-Continent expects lower earnings for 1996 when compared to 1995 as the new product is introduced and marketed to customers.

Mid-Continent has held an A+ (Superior) rating from A.M. Best Company ("A.M. Best"), an insurance rating agency, for 17 consecutive years. Only 8% of all life insurance companies have been rated A+ for more than ten consecutive years. However, in June 1996, A.M. Best placed Mid-Continent's A+ rating under review with negative implications. This rating action reflects the Company's recent decline in new business and limited operating profile which has been focused until recently on the sale of one primary life insurance product. By successfully implementing its new business plan, Mid-Continent believes it can restore and build market share and profitability in an increasingly competitive life insurance business.


LIQUIDITY AND CAPITAL RESOURCES

Florida Power budgeted $265.3 million, excluding allowance for funds used during construction, for its 1996 construction program, of which $114.9 million was spent during the first six months of the year. These expenditures were financed primarily with funds from operations.

On June 10, 1996, Florida Power redeemed all 500,000 shares of its 7.76% series cumulative preferred stock and all 300,000 shares of its 7.40% series cumulative preferred stock. The redemption price on the 7.76% series was $102.21 a share plus accrued and unpaid dividends. The redemption price on the 7.40% series was $102.48 a share plus accrued and unpaid dividends. Florida Power redeemed this preferred stock with funds from operations.

On August 1, 1996, Florida Power redeemed all $16.7 million outstanding principal amount of its 6.125% series first mortgage bonds due August 1, 1997 at a price of 100% of the principal amount of the bonds. Florida Power redeemed these first mortgage bonds with funds from operations.

Florida Power's ratio of earnings to fixed charges was 4.62 for the twelve months ended June 30, 1996. (See Exhibit 12 filed herewith.)

On August 1, 1996, the Electric Fuels' Rail Services business unit purchased the assets of Mansbach Metal Company ("Mansbach"). Mansbach was a privately held company based in Ashland, Kentucky and principally engaged in general metal recycling and railcar scrapping and repair.

In connection with the spin-off of Progress Credit discussed above, Florida Progress and Progress Capital Holdings, Inc. ("PCH") have entered into a Second Amended and Restated Guaranty and Support Agreement dated as of August 7, 1996 (the "Guaranty and Support Agreement") (see copy filed herewith as Exhibit 4). The Guaranty and Support Agreement amends and restates the earlier Amended and Restated Support Agreement dated as of February 1, 1991 (the "1991 Support Agreement"). The Guaranty and Support Agreement (i) eliminated certain covenants and support provisions under the 1991 Support Agreement, (ii) expanded the definition of "Debt" under the 1991 Support Agreement, and (iii) provided that Florida Progress unconditionally guarantees the payment of PCH's Debt. PCH solicited and received the consent to these changes from the holders of a majority in principal amount of PCH's Debt.

"SAFE HARBOR" STATEMENT UNDER
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including (without limitation) statements as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing, relating to the following identified matters: (a) the expectation that the spin-off of Progress Credit will occur before the end of 1996, (b) estimated amounts of capital and operating expenditures and fees relating to compliance with environmental/safety requirements and remediation of contaminated sites (Note 3 to the Financial Statements), (c) expectations as to the timing, outcome or effect of legal or regulatory proceedings (Part II, Item 1. Legal Proceedings and Part I, Item 2. MD&A - Operating Results - Discontinued Operations, including portions of the Notes to Financial Statements referred to therein),
(d) expectations or beliefs as to (1) Florida Power's plans to pay the NRC fine,
(2) Florida Power's expectations that its maximum share of any retrospective NEIL premium assessment will be reduced in November 1996, and (3) the effects on Florida Power of the FERC's new rule on open transmission access (Part I, Item
2. MD&A - Operating Results - Florida Power - Other Operating Results, including portions of the Notes to Financial Statements referred to therein), and (e) the expectation or belief as to Mid-Continent's future market share and earnings (Part I, Item 2. MD&A - Florida Progress Diversified Operations - Other Operating Results). These statements, and any other statements contained in this Form 10-Q that are not historical facts, are forward-looking and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

In addition to those matters discussed elsewhere in this Form 10-Q, the following are some of the important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements (the categories of forward-looking statements described in the preceding paragraph that could be affected by these factors are identified in parentheses by their letter heading): (1) governmental actions and initiatives, including those affecting industry and rate structure, and competition in the utility industry (e.g., retail wheeling and transmission access), and environmental/safety requirements (a, b, c, d), (2) pricing and other actions by competitors (c, d, e), (3) unanticipated delays or actions by courts, administrative agencies or regulatory authorities (a, b, c, d), (4) significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays (a, b, c, d, e), (5) changes in economic conditions (including population growth rates), demographic patterns and weather conditions in Florida Power's service territory or the United States generally (a, d, e), (6) changes in Florida Power's environmental compliance strategies or fuel strategies (b, c), (7) changes in the availability of fuel (b, c), and (8) significant changes in tax rates or policies or in rates of inflation (a, b, e).


                       PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

1. In re: Standard Offer Contract for the purchase of firm capacity and energy from a qualifying facility between Panda-Kathleen, L.P. and Florida Power Corporation, FPSC Docket No. 950110-EI.

      Panda-Kathleen, L.P./Panda Energy Corporation v. Florida Public Service Commission, Supreme Court, State of Florida, Case No. 88,280.

      See prior discussion of this matter in the 1995 Form 10-K, Item 3, paragraph 2 and the first quarter 1996 Form 10-Q, Part II, Item 1, paragraph 5. On May 20, 1996, the FPSC issued an order ruling against

      Panda-Kathleen, L.P. ("Panda") on two of three material issues in the case. First, the FPSC held that Panda's proposed 115 MW facility does not comply with the 75 MW limitation contained in the FPSC's standard offer rules. Second, the FPSC held that under its rules, Florida Power is required to make capacity payments for 20 years rather than for 30 years as argued by Panda. On a third issue, the FPSC ruled against Florida Power by extending for 18 months the "milestone" dates contained in the standard offer contract, including the construction commencement date and the commercial in-service date.

      On June 20, 1996, Panda appealed this order to the Florida Supreme Court. At the same time prior appeals filed by Panda of interlocutory FPSC rulings by the FPSC in the case were voluntarily dismissed as being moot. It is expected that the Supreme Court will render a decision in the first half of 1997. (See Note 3 to the Financial Statements for further information regarding purchased power expenses and commitments.)

 2. Florida Power Corporation v. Panda-Kathleen Corp., United States District Court for the Middle District of Florida, Tampa Division, Case No. 95-2145-CIV-T-25-B.

      See prior discussion of this matter in the 1995 Form 10-K, Item 3, paragraph 2. In response to allegations made by Panda, Florida Power requested in this complaint that the court (i) enter a declaratory judgment that Panda had no contractual or other right that was legally superior to Florida Power's right to negotiate or contract with the City of Lakeland and (ii) declare that Florida Power did not tortiously interfere with any contractual or legal right of Panda with respect to the City of Lakeland. On June 13, 1996, the court issued an order setting this case for trial in the trial term which begins April 1, 1997.

      A dispute also exists between Florida Power and Panda with respect to the parties' Standard Offer Contract for the purchase of firm capacity and energy from a qualifying facility between the parties (see "Legal Proceedings", paragraph 1 herein). This dispute currently is pending before the Florida Supreme Court on appeal from the FPSC. Panda has challenged the FPSC's jurisdiction over the dispute. In the event that an order were to be entered determining that the FPSC does not have jurisdiction, Florida Power has asked the U.S. District Court to resolve the dispute by rendering a declaratory judgment in Florida Power's favor. (See Note 3 to the Financial Statements for further information regarding purchased power expenses and commitments.)

3. Orlando Cogen (1), Inc. and Orlando Power Generation I Inc., as general partners of and on behalf of Orlando CoGen Limited, L.P. v. Florida Power Corporation, U.S. District Court, Middle District of Florida, Orlando Division, Case No. 94-303-CIV-ORL-22.

      See prior discussion of this matter in the 1995 Form 10-K, Item 3, paragraph 3. On February 3, 1996, the parties executed a final settlement agreement, pending approval by the FPSC and the lenders to Orlando CoGen Limited, L.P. ("OCL"). Since then, OCL's lenders have approved the agreement and on July 12, 1996, the FPSC issued an order approving the settlement agreement. This matter is now concluded for future reporting purposes. (See Note 3 to the Financial Statements for further information regarding purchased power expenses and commitments.)

4. Pasco Cogen, Ltd. v. Florida Power Corporation, Florida Circuit Court, Sixth Judicial Circuit for Pasco County, Case No. 94-5331-CA-DIV-Y.

      See prior discussion of this matter in the 1995 Form 10-K, Item 3, paragraph 4. The parties to this case are in the process of holding settlement negotiations. (See Note 3 to the Financial Statements for further information regarding purchased power expenses and commitments.)

5. Metropolitan Dade County and Montenay Power Corp. v. Florida Power Corporation, Circuit Court of the Eleventh Circuit for Dade County, Florida, Case No 96-09598-CA-30.

      Metropolitan Dade County and Montenay Power Corp. v. Florida Power Corporation, U.S. District Court, Southern District, Miami Division, Florida, Case No 96-594-CIV-LENARD.

      See prior discussion of this matter in the 1995 Form 10-K, Item 3, paragraph 6. On March 1, 1996, Florida Power filed a notice of removal of the state court case originally filed by Metropolitan Dade County ("Dade") and Montenay Power Corp. v. Florida Power Corporation, Circuit Court of the Eleventh Circuit for Dade County, Florida, Case No 96-02990CA-22, to the United States District Court for the Southern District of Florida, Miami Division.

      On May 14, 1996, the plaintiffs amended their state court complaint raising two counts: (i) breach of contract, seeking damages in excess of $1.3 million for energy payments allegedly withheld, plus interest, and
      (ii) declaratory judgment, seeking a ruling that Dade and Montenay are contractually entitled to payment for energy payments in accordance with their interpretation of the parties' purchased power agreement. On May 14, 1996, the plaintiffs also amended their federal court complaint, alleging violations of federal antitrust laws and demanding treble damages, attorneys' fees, interest and costs.

      On June 28, 1996, Florida Power answered the amended federal complaint, moved to dismiss the federal claim with respect to plaintiff Montenay due to lack of antitrust standing, and brought a declaratory judgment counterclaim seeking a declaration that Florida Power has made appropriate payments under the contract and has not violated antitrust laws. On June 28, 1996, Florida Power also moved to stay the state court proceeding until the conclusion of the federal court case. This motion has been set for hearing on August 21, 1996. (See Note 3 to the Financial Statements for further information regarding purchased power expenses and commitments.)

6. Northern States Power Company, et al., v. United States Department of Energy, Case Number 94-1457, U.S. Court of Appeals, D.C. Circuit.

      Indiana Michigan Power Company, et al. v. United States Department of Energy, Case Number 95-1279, U.S. Court of Appeals, D.C. Circuit.

      See prior discussion of this matter in the 1995 Form 10-K, Item 3, paragraph 8. On June 20, 1994, Florida Power joined with 13 other nuclear utilities in the above referenced case number 94-1457 brought against the Department of Energy ("DOE") under the terms of the Nuclear Waste Policy Act ("NWPA"). The NWPA requires the DOE to accept responsibility for spent nuclear fuel ("SNF") and high level radioactive waste ("HLW") by January 31, 1998. The DOE had announced that it will not meet that deadline. The U.S. Court of Appeals dismissed the case stating that the DOE announcement did not constitute a final order.

      On April 28, 1995, the DOE issued an order stating that it had no unconditional statutory or contractual obligation to accept HLW and SNF beginning in January 1998, in the absence of a repository or interim storage facility having been constructed. A group of utilities, including Florida Power, challenged this order in the above-referenced case number 95-1279.

      On July 23, 1996 the court ruled in favor of the utilities, holding that the NWPA creates an unconditional obligation on the DOE to begin to dispose of SNF no later than January 31, 1998. The court vacated the DOE's order and the case was remanded to the DOE for further proceedings consistent with the court's opinion. The court refused to address the question of remedies as premature, stating that the DOE had not yet defaulted upon either its statutory or contractual obligations. The court stated, however, that the utilities' obligation to pay fees to fund repository construction is reciprocal to the DOE's obligation to start disposing of SNF no later than January 1998.

      The DOE has until September 6, 1996 to seek rehearing of the court's order. The DOE has not indicated whether it will do so.

7. Wanda L. Adams, et. al. vs. Florida Power Corporation and Florida Progress Corporation, U.S. District Court, Middle District of Florida, Ocala Division; Case No. 95-123-CIV-OC-10.

      See prior discussion of this matter in the 1995 Form 10-K, Item 3, paragraph 9. On July 31, 1996, counsel for the plaintiffs filed a motion to amend this complaint to add 35 former employees as plaintiffs to the case, bringing the total to 52 named plaintiffs.

Item 5.  Other

On July 1, 1996, Florida Power implemented a new organizational structure. The Energy Delivery business unit was expanded to include all distribution assets in addition to the transmission assets for which it was already responsible. Energy Delivery is headed by Senior Vice President Mike
Foley. The new Energy Solutions SM business unit headed by Vice President Janice Case is responsible for customer service, marketing and new product development. Fossil and nuclear generation continues to operate as the Energy Supply business unit under John Hancock and Pat Beard. Florida Power considers Mr. Foley and Mrs. Case to be executive officers for reporting purposes under the rules of the Securities and Exchange Commission.

    Michael B. Foley, Jr., Senior Vice President, Energy Delivery of Florida Power Corporation, Age 53

    Mr. Foley became Senior Vice President, Energy Delivery, effective July 1, 1996, after serving as Vice President, Energy Delivery since February 1995. From October 1988 until February 1995, Mr. Foley served as Director of System Planning of Florida Power.

    Janice B. Case, Vice President, Energy Solutions SM of Florida Power Corporation. Age 43

    Mrs. Case was named Vice President, Energy Solutions SM effective July 1, 1996. From October 1990 until July 1996, Mrs. Case served as Vice President, Suncoast Florida Region of Florida Power.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:
                                                               Florida  Florida
         Number               Exhibit                          Progress  Power
         ------               -------                          -------- -------

            4    Second Amended and Restated Guaranty and          X
                 Support Agreement.

           12    Statement Regarding Computation of Ratio                  X
                 of Earnings to Fixed Charges for Florida
                 Power.

         27.(a)  Florida Progress Financial Data Schedule.         X

         27.(b)  Florida Power Financial Data Schedule.                    X

       X = Exhibit is filed for that respective company.

     (b)   Reports on Form 8-K:

           During the second quarter 1996, Florida Progress and Florida Power filed the following report on Form 8-K:

              Form 8-K dated April 22, 1996, reporting under Item
              5 "Other Events" a press release and related Investor Information Report reporting Florida Progress' and
              Florida Power's first quarter 1996 earnings.

           Subsequent to the second quarter 1996, Florida Progress filed the following report on Form 8-K:

              Form 8-K dated July 1, 1996, reporting under Item
              5 "Other Events" a news release dated July 1, 1996, announcing that Florida Progress' Board of Directors approved a plan to spin-off Progress Credit.

           Also subsequent to the second quarter 1996 Florida Progress and Florida Power filed the following report on Form 8-K:

              Form 8-K dated July 18, 1996, reporting under Item 5 "Other Events" a press release and related Investor
              Information Report reporting Florida Progress' and
              Florida Power's second quarter earnings.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FLORIDA PROGRESS CORPORATION

                                          FLORIDA POWER CORPORATION


Date: August 7, 1996                       /s/ John Scardino, Jr.
                                          -----------------------------
                                          John Scardino, Jr.
                                          Vice President and Controller




Date: August 7, 1996                       /s/ James V. Smallwood
                                          -----------------------------
                                          James V. Smallwood
                                          Vice President and Treasurer

                               Exhibit Index


                                                               Florida  Florida
         Number               Exhibit                          Progress  Power
         ------               -------                          -------- -------

            4    Second Amended and Restated Guaranty and          X
                 Support Agreement.

           12    Statement Regarding Computation of Ratio                  X
                 of Earnings to Fixed Charges for Florida
                 Power.

         27.(a)  Florida Progress Financial Data Schedule.         X

         27.(b)  Florida Power Financial Data Schedule.                     X

       X = Exhibit is filed for that respective company.