Form 10-Q
period 1996-09-30
FLORIDA PROGRESS CORP; FLORIDA POWER CORP /
filed 1996-11-08
CIK 357261, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Description of        Shares Outstanding
         Registrant                    Class            at September 30, 1996
         ----------                --------------        ------------------

Florida Progress Corporation      Common Stock,
                                  without par value            97,005,268

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

                         PART I.  FINANCIAL INFORMATION

                          FLORIDA PROGRESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Income
(In millions, except per share amounts)
                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                           1996     1995       1996      1995
                                          -------  -------   --------  --------
                                             (Unaudited)         (Unaudited)
REVENUES:
  Electric utility                         $694.7   $671.8   $1,830.7  $1,738.2
  Diversified                               184.3    180.6      552.3     538.5
                                          -------- --------  --------- ---------
                                            879.0    852.4    2,383.0   2,276.7
EXPENSES:                                 -------- --------  --------- ---------
  Electric utility:
    Fuel                                    147.5    140.9      323.0     336.7
    Purchased power                         127.6    123.7      388.2     326.8
    Energy conservation cost                 14.3     23.6       51.1      64.9
    Operations and maintenance              105.9     96.8      304.2     292.1
    Depreciation                             74.7     75.8      241.5     217.3
    Taxes other than income taxes            50.7     48.4      143.1     136.2
                                          -------- --------  --------- ---------
                                            520.7    509.2    1,451.1   1,374.0
                                          -------- --------  --------- ---------
  Diversified:
    Cost of sales                           153.5    151.0      462.9     455.2
    Other                                    15.5     15.8       47.5      44.0
                                          -------- --------  --------- ---------
                                            169.0    166.8      510.4     499.2
                                          -------- --------  --------- ---------
INCOME FROM OPERATIONS                      189.3    176.4      421.5     403.5
                                          -------- --------  --------- ---------
INTEREST EXPENSE AND OTHER:
  Interest expense                           34.6     34.3      103.4     105.5
  Allowance for funds used during
    construction                             (1.9)    (1.8)      (5.5)     (5.6)
  Preferred dividend requirements of
    Florida Power                             0.8      2.4        5.2       7.3
  Other expense (income), net                (0.4)    (3.4)      (5.1)     (8.8)
                                          -------- --------  --------- ---------
                                             33.1     31.5       98.0      98.4
                                          -------- --------  --------- ---------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                       156.2    144.9      323.5     305.1
  Income Taxes                               58.1     53.8      118.4     112.2
                                          -------- --------  --------- ---------
NET INCOME FROM CONTINUING OPERATIONS        98.1     91.1      205.1     192.9
DISCONTINUED OPERATIONS, NET
  OF INCOME TAXES                              -        -       (25.0)      -
                                          -------- --------  --------- ---------
NET INCOME                                  $98.1    $91.1     $180.1    $192.9
                                          ======== ========  ========= =========
AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING                                97.0     95.9       96.8      95.6
                                          ======== ========  ========= =========
EARNINGS PER AVERAGE COMMON SHARE
  CONTINUING OPERATIONS                     $1.01    $0.95      $2.12     $2.02
  DISCONTINUED OPERATIONS                      -        -       (0.26)      -
                                          -------- --------  --------- ---------
                                            $1.01    $0.95      $1.86     $2.02
                                          ======== ========  ========= =========
DIVIDENDS PER COMMON SHARE                 $0.515   $0.505     $1.545    $1.515
                                          ======== ========  ========= =========

Note: The accompanying notes are an integral part of these financial statements. Current and prior periods reflect the recapitalization of the proposed spin-off company, Echelon International Corporation (successor to Progress Credit Corporation and certain of its subsidiaries), and its associated treatment as discontinued operations.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)

                                                      September 30, December 31,
                                                          1996         1995
                                                       -----------  -----------
ASSETS                                                 (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held
   for future use                                         $5,921.2     $5,867.5
  Less - Accumulated depreciation                          2,296.6      2,179.7
         Accumulated decommissioning for nuclear plant       185.4        165.2
         Accumulated dismantlement for fossil plants         115.4        104.4
                                                         ----------   ----------
                                                           3,323.8      3,418.2
  Construction work in progress                              148.1        131.8
  Nuclear fuel, net of amortization of $356.7
    in 1996 and $348.7 in 1995                                60.0         59.1
                                                         ----------   ----------
        Net electric utility property                      3,531.9      3,609.1
  Other property, net of depreciation of $170.2
    in 1996 and $157.3 in 1995                               327.9        307.0
                                                         ----------   ----------
                                                           3,859.8      3,916.1
                                                         ----------   ----------
CURRENT ASSETS:
  Cash and equivalents                                        17.8          4.3
  Accounts receivable, net                                   327.2        307.3
  Inventories at average cost:
    Fuel                                                      69.0         63.0
    Materials and supplies                                    97.1        101.3
    Diversified materials                                    128.3        111.0
  Underrecovery of fuel cost                                  47.4          0.3
  Deferred income taxes                                       34.3         32.3
  Other                                                       13.7          9.3
                                                         ----------   ----------
                                                             734.8        628.8
                                                         ----------   ----------
DISCONTINUED OPERATIONS:
     Advances to discontinued operations                     102.7        116.0
     Net assets of discontinued operations                   179.1        200.8
                                                         ----------   ----------
                                                             281.8        316.8
                                                         ----------   ----------
OTHER ASSETS:
  Investments:
    Loans receivable, net                                     31.2         31.5
    Marketable securities                                    205.9        188.2
    Nuclear plant decommissioning fund                       187.7        161.1
    Joint ventures and partnerships                           37.9         33.9
  Deferred insurance policy acquisition costs                120.1        106.4
  Other                                                      180.9        167.6
                                                         ----------   ----------
                                                             763.7        688.7
                                                         ----------   ----------
                                                          $5,640.1     $5,550.4
                                                         ==========   ==========

Note: The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)

                                                      September 30, December 31,
                                                           1996         1995
                                                        -----------  -----------
CAPITAL AND LIABILITIES                                 (Unaudited)

COMMON STOCK EQUITY:
  Common stock                                            $1,207.5     $1,187.6
  Retained earnings                                          917.1        888.4
  Unrealized gain (loss) on securities available for sale     (3.6)         2.1
                                                         ----------   ----------
                                                           2,121.0      2,078.1
CUMULATIVE PREFERRED STOCK OF FLORIDA POWER:
  Without sinking funds                                       33.5        113.5
  With sinking funds                                           -           25.0
LONG-TERM DEBT                                             1,727.4      1,662.3
                                                         ----------  ----------
TOTAL CAPITAL                                              3,881.9      3,878.9
                                                         ----------  ----------
CURRENT LIABILITIES:
  Accounts payable                                           193.8        165.7
  Customers' deposits                                         87.7         85.3
  Income taxes payable                                        64.9          1.7
  Accrued other taxes                                         68.6         15.6
  Accrued interest                                            44.3         46.9
  Other                                                      100.1         97.0
                                                         ----------  ----------
                                                             559.4        412.2
  Notes payable                                               29.0          -
  Current portion of long-term debt and preferred stock       59.8        173.7
                                                         ----------  ----------
                                                             648.2        585.9
                                                         ----------  ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                      484.2        512.0
  Unamortized investment tax credits                          95.5        101.5
  Insurance policy benefit reserves                          309.0        265.0
  Other postretirement benefit costs                          96.4         84.5
  Other                                                      124.9        122.6
                                                         ----------  ----------
                                                           1,110.0      1,085.6
                                                         ----------  ----------
                                                          $5,640.1     $5,550.4
                                                         ==========  ==========

Note: The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Cash Flows
(In millions)
                                                            Nine Months Ended
                                                              September 30,
                                                            1996        1995
                                                         ----------- -----------
                                                               (Unaudited)
OPERATING ACTIVITIES:
 Net income from continuing operations                       $205.1      $192.9
   Adjustments for noncash items:
   Depreciation and amortization                              275.1       261.4
   Deferred income taxes and
     investment tax credits, net                              (37.2)      (41.2)
   Increase in accrued other postretirement
     benefit costs                                             11.9        12.8
   Net change in deferred insurance policy
     acquisition costs                                        (13.7)      (11.7)
   Net change in insurance policy
     benefit reserves                                          44.0        31.4
   Changes in working capital, net of effects
     from acquisition or sale of businesses:
       Accounts receivable                                     (7.6)      (74.6)
       Inventories                                            (17.9)        1.0
       Overrecovery (underrecovery) of fuel cost              (47.1)       (6.7)
       Accounts payable                                        21.3        16.0
       Income taxes payable                                    60.0        35.3
       Accrued other taxes                                     52.9        55.0
       Other                                                    2.5        21.2
    Other operating activities                                  1.6        13.9
                                                           ---------   ---------
        Cash provided by continuing operations                550.9       506.7
                                                           ---------   ---------
    Income (loss) from discontinued operations                (25.0)         -
    Adjustments for non-cash items, primarily
      loss provision                                           11.1        (8.4)
                                                           ---------   ---------
        Cash provided by (used for) discontinued
          operations                                          (13.9)       (8.4)
                                                           ---------   ---------
                                                              537.0       498.3
                                                           ---------   ---------
INVESTING ACTIVITIES:
  Property additions (including allowance for
    borrowed funds used during construction)                 (192.0)     (211.8)
  Proceeds from sale of properties and businesses               7.0         9.6
  (Purchase of) proceeds from sale or collection of
    loans and securities                                      (25.1)      (13.2)
  Acquisition of businesses                                   (45.1)       (5.9)
  Distributions from (investments in) joint
    ventures and partnerships                                  (4.6)       (3.6)
  Investing activities of discontinued operations              35.2        46.3
  Other investing activities                                  (24.5)       (8.3)
                                                           ---------   ---------
                                                             (249.1)     (186.9)
                                                           ---------   ---------
FINANCING ACTIVITIES:
  Issuance of long-term debt                                  118.0          -
  Repayment of long-term debt                                (189.8)      (29.5)
  Increase (decrease) in commercial paper with
    long-term support                                          (5.3)     (105.0)
  Redemption of preferred stock                               (80.9)         -
  Sale of common stock                                         18.6        28.8
  Dividends paid on common stock                             (149.5)     (144.8)
  Increase (decrease) in short-term debt                       29.0       (55.3)
  Financing activities of discontinued operations             (11.3)       (9.7)
  Other financing activities                                   (3.2)       (0.4)
                                                           ---------   ---------
                                                             (274.4)     (315.9)
                                                           ---------   ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                13.5        (4.5)
   Beginning cash and equivalents                               4.3        13.8
                                                           ---------   ---------
ENDING CASH AND EQUIVALENTS                                   $17.8        $9.3
                                                           =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest (net of amount capitalized)                      $101.1      $104.4
   Income taxes (net of refunds)                              $91.2      $118.7

Note: The accompanying notes are an integral part of these financial statements. Current and prior periods reflect the recapitalization of the proposed spin-off company, Echelon International Corporation (successor to Progress Credit Corporation and certain of its subsidiaries), and its associated treatment as discontinued operations.

                          FLORIDA POWER CORPORATION
                             FINANCIAL STATEMENTS

FLORIDA POWER CORPORATION
Statements of Income
(In millions)                            Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                           1996     1995       1996      1995
                                          -------  -------   --------  --------
                                             (Unaudited)         (Unaudited)
OPERATING REVENUES:
    Residential                            $387.6   $374.8   $1,013.2  $  959.7
    Commercial                              155.4    147.2      402.2     386.7
    Industrial                               54.9     48.8      154.6     140.3
    Sales for resale                         46.5     56.0      126.6     110.8
    Other                                    50.3     45.0      134.1     140.7
                                          -------- --------  --------- ---------
                                            694.7    671.8    1,830.7   1,738.2
                                          -------- --------  --------- ---------
OPERATING EXPENSES:
 Operation:
    Fuel                                    147.5    140.9      323.0     336.7
    Purchased power                         127.6    123.7      388.2     326.8
    Energy conservation cost                 14.3     23.6       51.1      64.9
    Operations and maintenance              105.9     96.8      304.2     292.1
    Depreciation                             74.7     75.8      241.5     217.3
    Taxes other than income taxes            50.7     48.4      143.1     136.2
                                          -------- --------  --------- ---------
                                            520.7    509.2    1,451.1   1,374.0
                                          -------- --------  --------- ---------
 Income taxes:
    Currently payable                        64.9     69.0      138.9     141.1
    Deferred, net                            (6.8)   (15.6)     (19.7)    (29.2)
    Investment tax credits, net              (1.9)    (2.0)      (5.9)     (6.2)
                                          -------- --------  --------- ---------
                                             56.2     51.4      113.3     105.7
                                          -------- --------  --------- ---------
                                            576.9    560.6    1,564.4   1,479.7
                                          -------- --------  --------- ---------
OPERATING INCOME                            117.8    111.2      266.3     258.5
                                          -------- --------  --------- ---------
OTHER INCOME AND DEDUCTIONS:
 Allowance for equity funds used
    during construction                       1.0      1.0        2.9       3.1
 Miscellaneous other expense, net            (1.0)      -        (2.0)     (1.0)
                                          -------- --------  --------- ---------
                                               -       1.0        0.9       2.1
                                          -------- --------  --------- ---------
INTEREST CHARGES
 Interest on long-term debt                  22.0     23.3       65.9      71.4
 Other interest expense                       2.8      2.6        8.9       8.3
                                          -------- --------  --------- ---------
                                             24.8     25.9       74.8      79.7
 Allowance for borrowed funds used
    during construction                      (0.9)    (0.8)      (2.6)     (2.5)
                                          -------- --------  --------- ---------
                                             23.9     25.1       72.2      77.2
                                          -------- --------  --------- ---------
NET INCOME                                   93.9     87.1      195.0     183.4
DIVIDENDS ON PREFERRED STOCK                  0.8      2.4        5.2       7.3
                                          -------- --------  --------- ---------
NET INCOME AFTER DIVIDENDS
  ON PREFERRED STOCK                        $93.1    $84.7     $189.8    $176.1
                                          ======== ========  ========= =========

Note: The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                      September 30, December 31,
                                                            1996         1995
                                                        -----------  -----------
ASSETS                                                 (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held
   for future use                                         $5,921.2     $5,867.5
  Less - Accumulated depreciation                          2,296.6      2,179.7
         Accumulated decommissioning for nuclear plant       185.4        165.2
         Accumulated dismantlement for fossil plants         115.4        104.4
                                                         ----------   ----------
                                                           3,323.8      3,418.2
  Construction work in progress                              148.1        131.8
  Nuclear fuel, net of amortization of $356.7
    in 1996 and $348.7 in 1995                                60.0         59.1
                                                         ----------   ----------
                                                           3,531.9      3,609.1

  Other property, net                                         13.5         23.0
                                                         ----------   ----------
                                                           3,545.4      3,632.1
                                                         ----------   ----------
CURRENT ASSETS:
  Cash and equivalents                                        16.9          0.8
  Accounts receivable, less reserve of $5
    in 1996 and $5.2 in 1995                                 224.9        200.7
  Inventories at average cost:
    Fuel                                                      43.8         40.8
    Materials and supplies                                    97.1        101.3
  Underrecovery of fuel cost                                  47.4          0.3
  Deferred income taxes                                       34.3         32.3
  Other                                                        2.7          3.9
                                                         ----------   ----------
                                                             467.1        380.1
                                                         ----------   ----------
OTHER ASSETS:
  Nuclear plant decommissioning fund                         187.7        161.1
  Unamortized debt expense, being amortized
    over term of debt                                         25.6         27.5
  Other                                                       70.8         84.1
                                                         ----------   ----------
                                                             284.1        272.7
                                                         ----------   ----------
                                                          $4,296.6     $4,284.9
                                                         ==========   ==========

Note: The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                      September 30, December 31,
                                                          1996         1995
                                                       -----------  -----------
CAPITALIZATION AND LIABILITIES                         (Unaudited)

 CAPITALIZATION:
  Common stock                                            $1,004.4       $992.9
  Retained earnings                                          834.0        761.1
                                                         ----------   ----------
                                                           1,838.4      1,754.0
 CUMULATIVE PREFERRED STOCK:
    Without sinking funds                                     33.5        113.5
    With sinking funds                                         0.0         25.0
 LONG-TERM DEBT                                            1,176.4      1,279.1
                                                         ----------   ----------
 TOTAL CAPITAL                                             3,048.3      3,171.6
                                                         ----------   ----------
 CURRENT LIABILITIES:
  Accounts payable                                           102.9         89.8
  Accounts payable to associated companies                    23.7         24.8
  Customers' deposits                                         87.7         85.3
  Income taxes payable                                        61.7          8.9
  Accrued other taxes                                         64.8         12.3
  Accrued interest                                            36.4         32.9
  Other                                                       68.3         65.1
                                                         ----------   ----------
                                                             445.5        319.1
  Notes payable                                                -            -
  Current portion of long-term debt and preferred stock       46.2         30.6
                                                         ----------   ----------
                                                             491.7        349.7
                                                         ----------   ----------
 DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                      470.9        483.8
  Unamortized investment tax credits                          94.9        100.9
  Other postretirement benefit costs                          92.8         81.5
  Other                                                       98.0         97.4
                                                         ----------   ----------
                                                             756.6        763.6
                                                         ----------   ----------
                                                          $4,296.6     $4,284.9
                                                         ==========   ==========

Note: The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Cash Flows
(In millions)
                                                            Nine Months Ended
                                                              September 30,
                                                            1996        1995
                                                         ----------  ----------
                                                               (Unaudited)
OPERATING ACTIVITIES:
 Net income after dividends on preferred stock               $189.8      $176.1
  Adjustments for noncash items:
   Depreciation and amortization                              256.4       244.3
   Deferred income taxes and investment
     tax credits, net                                         (25.6)      (35.4)
   Increase in accrued other postretirement
     benefit costs                                             11.2        12.2
   Allowance for equity funds used during construction         (2.9)       (3.1)
   Changes in working capital:
       Accounts receivable                                    (24.2)      (78.4)
       Inventories                                              1.2        17.4
       Overrecovery (underrecovery) of fuel cost              (47.1)       (6.7)
       Accounts payable                                        13.1         5.5
       Accounts payable to associated companies                (1.0)       (6.0)
       Income taxes payable                                    52.8        26.9
       Accrued other taxes                                     52.5        54.9
       Other                                                   10.2        30.9
   Other operating activities                                   8.3        13.0
                                                           ---------   ---------
                                                              494.7       451.6
                                                           ---------   ---------
INVESTING ACTIVITIES:
  Construction expenditures                                  (157.5)     (181.4)
  Allowance for borrowed funds used during construction        (2.6)       (2.5)
  Other investing activities                                  (21.5)       (1.5)
                                                           ---------   ---------
                                                             (181.6)     (185.4)
                                                           ---------   ---------
FINANCING ACTIVITIES:
  Repayment of long-term debt                                 (46.8)      (19.2)
  Increase (decrease) in commercial paper with
    long term support                                         (65.7)      (77.3)
  Redemption of preferred stock                               (80.9)         -
  Dividends paid on common stock                             (116.1)     (134.7)
  Equity contributions from parent                             12.5        25.0
  Decrease in short-term debt                                    -        (55.3)
                                                           ---------   ---------
                                                             (297.0)     (261.5)
                                                           ---------   ---------
NET INCREASE IN CASH AND EQUIVALENTS                           16.1         4.7
   Beginning cash and equivalents                               0.8          -
                                                           ---------   ---------
ENDING CASH AND EQUIVALENTS                                   $16.9        $4.7
                                                           =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                        $66.4       $73.0
  Income taxes (net of refunds)                               $85.7      $114.1

Note: The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
NOTES TO FINANCIAL STATEMENTS


1) On July 1, 1996, Florida Progress Corporation ("Florida Progress") announced its plan to spin-off Progress Credit Corporation ("Progress Credit") to shareholders through a tax-free stock dividend. In September and October 1996, Progress Credit and several of its subsidiaries merged, and the surviving company changed its name to Echelon International Corporation ("Echelon"). Echelon and its subsidiaries conduct the lending, leasing and real estate businesses of Florida Progress. The dividend distribution is expected to occur before the end of 1996.

      The accompanying financial statements account for Echelon as discontinued operations. Accordingly, the results and balances related to this segment have been segregated from the ongoing operations of Florida Progress in the accompanying financial statements for all periods presented. For each of the periods presented, the accompanying financial statements reflect the conversion of a portion of Echelon intercompany debt to equity and the removal of the corresponding interest from the results of operations of Echelon. In anticipation of the spin-off, Florida Progress recorded a $25 million charge to earnings in the second quarter of 1996 comprised of the following:

                                                                                    (In millions)


        Writedown of assets to be disposed of by Progress Credit
         (net of income tax benefits)                                                   $ 18.0
        Costs associated with disposal (net of income tax benefits)                        7.0
                                                                                      --------
        Total                                                                           $ 25.0
                                                                                      ========

      Echelon revenues were $48.6 million and $33.7 million for the nine months ended September 30, 1996 and 1995, respectively. The following amounts are included as discontinued operations on the Florida Progress balance sheet as of September 30, 1996 and December 31, 1995:

                                                                Sept. 30,         Dec. 31,
         In millions                                              1996              1995
         ----------------------------------------------------------------------------------------
         Leases and loans receivable, net                       $ 304.3           $ 351.7
         Property and equipment, net                              130.0             148.3
         Other assets                                              49.6              57.6
         ----------------------------------------------------------------------------------------
           Total assets                                           483.9             557.6
         ----------------------------------------------------------------------------------------
         Less:  Advances and interest due to parent               102.7             116.0
         Less:  Other liabilities                                 202.1             240.8
         ---------------------------------------------------------------------------------------
           Net assets included as discontinued operations       $ 179.1           $ 200.8
         ---------------------------------------------------------------------------------------

2) As ordered by the Florida Public Service Commission ("FPSC"), Florida Power Corporation ("Florida Power") is in its second year of conducting a three-year test for residential revenue decoupling which began in January 1995. The difference between target revenues and actual revenues is included as a current asset or current liability on the balance sheet.

      Revenue decoupling reduced operating revenues by $17.5 million and $18.7 million for the nine months ended September 30, 1996 and 1995, respectively.

3)    CONTINGENCIES

      PURCHASED POWER - Florida Power's cogeneration purchased power contracts employ separate pricing methodologies for capacity payments and energy payments. Two cogenerators have filed suit against Florida Power in state court. In October 1996, Florida Power executed a final settlement agreement with one of these two cogenerators subject to the approval of the FPSC and the cogenerator's lenders. A third cogenerator has filed suit in both state and federal court.

      Another cogenerator entered into a standard offer cogeneration contract with Florida Power and subsequently indicated its intention to build a 115 megawatt ("MW") facility. On May 20, 1996, the FPSC issued an order ruling against the cogenerator on two of the three material issues related to the contract. First, the FPSC held that the cogenerator's proposed 115 MW facility does not comply with the 75 MW limitation contained in the FPSC's standard offer rules. Second, the FPSC held that under its rules, Florida Power is required to make capacity payments for 20 years rather than for 30 years as argued by the cogenerator. On a third issue, the FPSC ruled against Florida Power by extending by 18 months the "milestone" dates contained in the standard offer contract, including the construction commencement date and the commercial in-service date. The cogenerator appealed this order to the Florida Supreme Court. It is expected that the Florida Supreme Court will render a decision in the first half of 1997.

      Management does not expect that the results of these actions will have a material impact on Florida Power's financial position, operations or liquidity.

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

      Florida Power is a member of the Nuclear Electric Insurance, Ltd. ("NEIL"), an industry mutual insurer, which provides business interruption and extra expense coverage in the event of a major accidental outage at a covered nuclear power plant. Florida Power is subject to a retroactive premium assessment under this policy in the event of adverse loss experience. Florida Power's present maximum share of any such retroactive assessment is $2.5 million per policy year.

      Florida Power also maintains nuclear property damage insurance and decontamination and decommissioning liability insurance totaling $2.1 billion. The first layer of $500 million is purchased in the commercial insurance market with the remaining excess coverage purchased from NEIL. Florida Power is self-insured for any losses that are in excess of this coverage. Under the terms of the NEIL policy agreements, Florida Power could be assessed up to a maximum of $10.3 million in any policy year if losses in excess of NEIL's available surplus are incurred.

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

      Florida Power and former subsidiaries of Florida Progress, whose operations were sold in prior years, have been identified by the United States Environmental Protection Agency ("EPA") as potentially responsible parties at certain sites. In addition to these designated sites, there are other sites where Florida Progress affiliates may be responsible for additional environmental cleanup, including a coal gasification plant site that Florida Power previously owned and operated. There are five parties which have been identified as potentially responsible for this gas site, including Florida Power. Liability for the cleanup costs of these sites is joint and several.

      Florida Progress believes that its subsidiaries will not be required to pay a disproportionate share of the costs for cleanup of these sites. Florida Progress' best estimates indicate that its proportionate share of liability for cleaning up all sites ranges from $2.5 million to $4.5 million. Florida Progress has reserved $2.8 million against these potential costs. The EPA is expected to further study the coal gasification plant site, which could cause Florida Power to increase its reserve for its portion of liability for cleanup costs. Although estimates of any additional costs are not available, the results of the tests are not expected to have a material effect on Florida Power's financial position, operations or liquidity.

4) In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Florida Progress and Florida Power for the interim periods presented. Results for these interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the combined Form 10-K of Florida Progress and Florida Power for the year ended December 31, 1995 (the "1995 Form 10-K"), the combined Form 10-Q of Florida Progress and Florida Power for the quarter ended March 31, 1996 (the "first quarter 1996 Form 10-Q") and the combined Form 10-Q of Florida Progress and Florida Power for the quarter ended June 30, 1996 (the "second quarter 1996 Form 10-Q").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

Florida Progress' earnings per share from continuing operations for the three and nine months ended September 30, 1996, were $1.01 and $2.12, respectively. This represents an increase of $.06 and $.10 compared to the same periods in 1995. The increase for both periods primarily resulted from higher earnings at Florida Power, Florida Progress' largest operating unit, which produced an increase in earnings per share of $.08 and $.12 for the three and nine-month period, respectively. The increase at Florida Power was due primarily to customer growth and higher industrial kilowatt hour ("KWH") sales. Diversified earnings per share for the three and nine-month periods ended September 30, 1996 were $.05 and $.16, compared to $.07 and $.18, respectively, for the same periods in 1995. This change is largely due to unfavorable results at Mid-Continent Life Insurance Company ("Mid-Continent"), which were partially offset by improved results in the marine and rail services operations at Electric Fuels Corporation ("Electric Fuels") .

Florida Power - Operating Revenues

Florida Power's operating revenues were $22.9 million (3.4%) and $92.5 million (5.3%) higher for the three and nine-month periods ended September 30, 1996, compared to the same periods in 1995. Recoverable fuel revenues increased $24.0 million and $58.7 million for the three and nine-month periods as a result of the corresponding increase in fuel and purchased power expenses discussed below. For the nine month period ended September 30, 1996, KWH sales increased 5.6%, compared to the same period in 1995. This increase was due primarily to customer growth and higher industrial customer usage largely from phosphate mining.

Florida Power - Operating Expenses

Fuel and purchased power costs were $10.5 million (4.0%) and $47.7 million (7.2%) higher for the three and nine months ended September 30, 1996, compared to the same periods in 1995. This increase was due primarily to higher fuel oil prices and the extended nuclear refueling outage and subsequent maintenance outage at the Crystal River 3 nuclear power plant ("CR3"). (See "Nuclear Operations" below.) Florida Power has deferred an underrecovery of fuel and purchased power expense of approximately $48.3 million for the nine-month period ended September 30, 1996, versus an overrecovery of approximately $0.6 million for the comparable period in 1995. To recover the deferred expense and increased costs of fuel and purchased power, Florida Power received approval from the FPSC to increase its rates by $1.06 per 1,000 KWH, effective July 1, 1996 through March 31, 1997. Florida Power also received approval to apply approximately $18 million of the 1996 revenue decoupling credit to the underrecovered fuel balance to help mitigate the increased fuel and purchased power costs.

Energy conservation program costs were $9.3 million (39.4%) and $13.8 million (21.3%) lower for the three and nine months ended September 30, 1996, compared to the same periods in 1995. Florida Power recovers substantially all of its fuel, purchased power, and energy conservation program costs. These costs are recovered through FPSC ordered fuel adjustment, purchased power capacity and energy conservation cost-recovery clauses, thereby eliminating any significant impact on net income.

Florida Power's operation and maintenance expenses increased $9.1 million (9.4%) and $12.1 million (4.1%) for the three and nine-month periods ended September 30, 1996, compared to the same periods in 1995. Florida Power's cost control initiatives were offset by increased costs associated with improvements to Florida Power's new customer service system and additional repairs at CR3.

Depreciation expense was $1.1 million (1.5%) lower and $24.2 million (11.1%) higher for the three and nine months ended September 30, 1996, compared to the same periods in 1995. The increase for the nine-month period was due primarily to an $11.6 million write-off of the Turner and Higgins power plants that had previously been placed in extended cold shutdown and the amortization of the Lake Tarpon Kathleen transmission line project that was canceled in September 1995. The accelerated amortization was approved by the FPSC.

Florida Power - Other Operating Results

Nuclear Operations

Florida Power has extended the current maintenance outage of CR3 to review and analyze issues regarding plant design and equipment operating margins. While CR3 was off line for unrelated maintenance, Florida Power found several design basis issues that require further study. The key issues involve the potential capacity of an emergency diesel generator and piping concerns in the emergency feedwater system.

CR3 was taken off line on September 2, 1996 to make repairs to a lubricating-oil pipe leading to the main turbine generator. The extended outage is unrelated to these "lube-oil" pipe repairs, which have been completed. The outage is also unrelated to a recent investigation involving a coin found in an oil strainer. An internal investigation concluded that the coin was accidentally introduced into the oil strainer and that no evidence existed of a pattern of equipment tampering at CR3. A special inspection team from the Nuclear Regulatory Commission ("NRC") has concurred with Florida Power's conclusions.

Florida Power has assembled evaluation teams, which include external nuclear experts, to conduct the review and develop interim and longer-term solutions to assure that plant systems meet performance requirements. The duration of the outage will be determined after the review is completed. Florida Power expects that CR3 will restart in early 1997. However, due to the complexity of the issues, extent of the evaluation and anticipated regulatory consultations, Florida Power can not assure exactly when CR3 will be restarted.

Florida Power does not anticipate any significant difficulty in meeting customer load requirements during the outage under normal weather conditions. Florida Power expects to have sufficient reserve margin to handle forecasted peak demand. In addition to its own generating units, Florida Power also expects to buy from other suppliers and use its energy management system to reduce peak demand, if necessary.

Because of the current maintenance outage and an extended refueling outage this past spring, CR3's 1996 operating results will drop below the plant's average capacity factor of 89% for the past three years. However, Florida Power does not expect the extended outage to have a material effect on earnings in 1996 or 1997. (For further information regarding this matter, see the 1995 Form 10-K, Part I, Item 7, under "Operating Results - Florida Power - Nuclear Operations", the first quarter 1996 Form 10-Q, Item 2, under the heading "Operating Results - Florida Power - Other Operating Results" and the second quarter 1996 Form 10-Q,
Item 2, under the heading "Operating Results - Florida Power - Other Operating Results".)

Cogeneration Capacity Payment Restructuring

On February 21, 1996, the FPSC approved Florida Power's request to defer disposition of a $17.7 million liability from the over-recovery of revenues under residential revenue decoupling during 1995, pending a presentation of Florida Power's proposal to exchange future cogenerator capacity payments for up-front payments.

On October 1, 1996, Florida Power presented such a proposal by petitioning the FPSC for the approval of an amendment to its purchased power contract with Orlando CoGen Limited, L.P. ("OCL"). OCL is a limited partnership selling electricity to Florida Power. The proposed amendment would restructure this purchased power contract by eliminating the last 10 years of the 30-year term that ends in 2023. In return, Florida Power would make termination payments to OCL totaling $49.4 million over a five-year period beginning in January 1997. This restructuring would save Florida Power and its customers $462 million over the life of the contract, which equates to a net present value of $33 million, after the effect of the proposed termination payments.

Florida Power's petition requests that the early termination payments be recovered through the capacity cost-recovery clause. In addition, the petition suggests that the $17.7 million decoupling from 1995 be amortized over the one-to-three year period that best minimizes fluctuations to customers' overall bills. The FPSC is scheduled to issue a decision on this petition in early 1997. (For additional information see Note 2 and the text under the heading "Purchased Power" in Note 3 to the Financial Statements. Also see prior discussion of this matter in the 1995 Form 10-K, Part I, Item 7, under "Operating Results - Florida Power - Utility Revenues and Sales" and the second quarter 1996 Form 10-Q, Part I, Item 2, under "Operating Results - Florida Power
- Other Operating Results".)

Bargaining Unit Contract

Florida Power and representatives of its employees' bargaining unit are negotiating a new collective bargaining agreement. The current contract expires on December 8, 1996, but both parties have agreed to continue the contract beyond that date if necessary. (See prior discussion of this matter in the 1995 Form 10-K, Part I, Item 1, under "Utility Operations - Florida Power - Employees".)

Florida Progress Diversified Operations

Florida Progress' diversified revenues increased $3.7 million and $13.8 million, respectively, for the three and nine-month periods ended September 30, 1996 compared to the same periods in 1995. The increase is due primarily to increased sales in the marine and rail divisions of Electric Fuels.

A.M. Best Company, an insurance rating agency, lowered Mid-Continent's A+ (Superior) rating to A (Excellent) in September 1996. This rating action reflects Mid-Continent's recent decline in new business and limited operating profile which has been focused on the sale of one primary life insurance product. In 1996, Mid-Continent began replacing its primary policy with a new product. Thus far, sales levels for the new product have been less than expected. Mid-Continent's earnings were down $.9 million and $3.2 million for the three and nine-month periods ended September 30, 1996, respectively, compared with the same periods in 1995. Florida Progress and Mid-Continent will further evaluate market opportunities for Mid-Continent in the fourth quarter of 1996 as its five-year business plan is reviewed by the Florida Progress board of directors. (For additional information regarding this matter, see the 1995 Form 10-K, Part I, Item 7, under "Operating Results - Diversified Operations - Mid-Continent" and the second quarter 1996 Form 10-Q, Part I, Item 2 Operating Results - Florida Progress Diversified Operations - Other Operating Results".)

Discontinued Operations

On July 1, 1996, the Florida Progress Board of Director's announced its plan to spin-off Echelon to Florida Progress' shareholders through a tax-free stock dividend. The spin-off is anticipated to occur before the end of 1996. Florida Progress has presented the results of operations of Echelon as discontinued operations, therefore, the results and balances related to Echelon have been segregated from ongoing operations in the financial statements for all periods presented. (See Note 1 to the Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

Florida Power budgeted $265.3 million for its 1996 construction program, excluding allowance for funds used during construction, of which $163.0 million was spent during the first nine months of 1996. These expenditures were financed primarily with funds from operations.

On September 19, 1996, Florida Power announced that on November 19, 1996, it will redeem:

(a) 50,000 shares of its 7.08% series cumulative preferred stock at the redemption price of $100 per share, plus accrued and unpaid dividends, to meet mandatory and optional sinking fund requirements, and

(b) the remaining 200,000 shares of this 7.08% series at the redemption price of $102.36 per share, plus accrued and unpaid dividends.

Florida Power expects to fund this redemption with funds from operations.

Florida Power's ratio of earnings to fixed charges was 4.77 for the twelve months ended September 30, 1996. (See Exhibit 12 filed herewith.)

Progress Capital Holdings, Inc. ("Progress Capital") has a private $300 million medium-term note program providing for the issuance of notes with maturities ranging from nine months to 30 years. In August, September and October 1996, Progress Capital issued a combined total of $178 million of fixed-rate, medium-term notes. The new notes are comprised of:

(a) $60 million with a stated interest rate of 6.88%, due in 2001, and
(b) $58 million with a stated interest rate of 7.45%, due in 2003, and
(c) $60 million with a stated interest rate of 7.17%, due in 2006.

The net proceeds were used (i) to repay $140 million of medium-term notes that matured in July and September 1996 with a weighted average interest rate of 8.3% and (ii) for other general corporate purposes. Up to $122 million of remaining notes may be issued under the medium-term note program.

Effective November 4, 1996, Florida Progress appointed The First Bank of Boston as successor (i) transfer agent, registrar and paying agent for the Florida Progress Common Stock and (ii) rights agent for the Florida Progress Shareholders Rights Agreement. The First Bank of Boston replaced Chase Mellon Shareholder Services which previously handled these responsibilities.


"SAFE HARBOR" STATEMENT UNDER
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including (without limitation) statements as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing, relating to the following identified matters: (a) the expectation that the spin-off of Echelon will occur before the end of 1996 (Part I, Item 2. MD&A - Discontinued Operations, including portions of the Notes to the Financial Statements referred to therein), (b) estimated amounts of capital and operating expenditures and fees relating to compliance with environmental/safety requirements and remediation of contaminated sites (Note 3 to the Financial Statements), (c) expectations as to the timing, outcome or effect of legal or regulatory proceedings (Part II, Item 1. Legal Proceedings and Part I, Item 2. MD&A - Operating Results - Discontinued Operations, including portions of the Notes to Financial Statements referred to therein), (d) expectations as to savings that would be realized from the OCL contract amendment (Part I, Item 2. MD&A - Operating Results - Florida Power - Other Operating Results), and (e) expectations that CR3 will restart in early 1997, that Florida Power does not anticipate any significant difficulty in meeting customer load requirements during the outage under normal weather conditions, and that the outage will not have a material effect on earnings in 1996 and 1997 (Part I, Item 2. MD&A - Operating Results Florida Power - Other Operating Results). These statements, and any other statements contained in this Form 10-Q that are not historical facts, are forward-looking and, accordingly, involve risks and uncertainties which could cause actual results or outcome to differ materially from those expressed in the forward-looking statements.

In addition to those matters discussed elsewhere in this Form 10-Q, the following are some of the important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements (the categories of forward-looking statements described in the preceding paragraph that could be affected by these factors are identified in parentheses by their letter heading): (1) governmental actions and initiatives, including those affecting industry and rate structure, and competition in the utility industry (e.g., retail wheeling and transmission access), and environmental/safety requirements (a, b, c, d, e), (2) pricing and other actions by competitors (c, d, e), (3) unanticipated delays or actions by courts, administrative agencies or regulatory authorities (a, b, c, d, e), (4) significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays (a, b, c, e), (5) changes in economic conditions (including population growth rates), demographic patterns and weather conditions in Florida Power's service territory or the United States generally (a, d, e), (6) changes in Florida Power's environmental compliance strategies or fuel strategies (b, c, d), (7) changes in the availability of fuel and purchased power (b, c, d, e), and (8) significant changes in tax rates or policies or in rates of inflation (a, b, d, e).


                       PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

1. Metropolitan Dade County and Montenay Power Corp. v. Florida Power Corporation, Circuit Court of the Eleventh Circuit for Dade County, Florida, Case No. 96-09598-CA-30.

      Metropolitan Dade County and Montenay Power Corp. v. Florida Power Corporation, U.S. District Court, Southern District, Miami Division, Florida, Case No. 96-594-CIV-LENARD.

      See prior discussion of this matter in the 1995 Form 10-K, Part I, Item 3, paragraph 6 and in the second quarter 1996 Form 10-Q, Part II, Item 1, paragraph 5. On June 28, 1996, Florida Power answered the amended federal complaint and moved to dismiss the federal claim with respect to the plaintiffs due to lack of antitrust standing. In addition, Florida Power brought a declaratory judgment counterclaim seeking a declaration that Florida Power has made appropriate payments under the contract and has not violated antitrust laws. On August 19, 1996, the plaintiffs moved to dismiss Florida Power's counterclaim. The federal court has scheduled a jury trial in December 1997.

      On August 22, 1996, the Florida court denied Florida Power's motion to stay the Florida court proceeding until the conclusion of the federal court case. Florida Power appealed this decision to the Florida Third District Court of Appeals. On September 5, 1996, the Florida court of appeals issued an order directing the plaintiff to file an answer and show cause why Florida Power's petition should not be granted. (See Note 3 to the Financial Statements for further information regarding purchased power expenses and commitments.)

2. Wanda L. Adams, et al. v. Florida Power Corporation and Florida Progress Corporation, U.S District Court, Middle District of Florida, Ocala, Division; Case No. 95-123-CIV-OC-10.

      See prior discussion of this matter in the 1995 Form 10-K, Part I, Item 3, paragraph 9 and in the second quarter 1996 Form 10-Q, Part II, Item 1, paragraph 7. In September 1996, counsel for the plaintiffs filed a motion to amend this complaint to add four former employees as plaintiffs. This and an earlier motion, if successful, would raise the number of named plaintiffs from the initial 17 to a total of 56.

      On October 29, 1996, the court approved a joint stipulation whereby it will provisionally certify a class pursuant to the Age Discrimination in Employment Act. A notice will be sent to all former employees who were 40 years of age or older at the time of their involuntary discharge during Florida Power's redeployment and career transition reductions in force. The notice will inform them of their right to become a party to this provisional class action within 90 days if they believe they were discriminated against on the basis of age. Florida Power reserved the right to file a motion to decertify the class at the end of the 90-day period. The court deferred ruling on all other pending motions and postponed the trial.

3.    Sanford Coal Gasification Plant Site, Sanford, Florida

      See prior discussion of this matter in the 1995 Form 10-K, Part I, Item 3, paragraph 10 and in the first quarter 1996 Form 10-Q, Part II, Item 1, paragraph 3. The EPA is expected to perform a supplemental study of nearby Lake Monroe to determine if contamination exists in the water or sediment. If associated contamination is confirmed, the site could score well over the 28.5 threshold referred to in the 1995 Form 10-K, thereby causing the EPA to add this site to the EPA's National Priorities List of sites that require cleanup. The EPA is expected to coordinate with the Florida Department of Environmental Protection in scoring the site. (For additional information on environmental matters, see Note 3 to the Financial Statements.)

4. Pasco Cogen, Ltd. v. Florida Power Corporation, Florida Circuit Court, Sixth Judicial Circuit for Pasco County, Case No. 94-5331-CA-DIV-Y.

      See prior discussion of this matter in the 1995 Form 10-K, Item 3, paragraph 4 and the second quarter 1996 Form 10-Q, Part II, Item 1, paragraph 4. Under a purchase power contract, Pasco sells electricity to Florida Power from Pasco's natural gas-fired cogeneration facility located in Pasco County, Florida.

      On October 25, 1996, Florida Power and Pasco Cogen executed a final settlement agreement subject to approval by the FPSC and lenders to Pasco Cogen. In general, the terms of the settlement agreement provide for a mutually agreed upon (i) methodology for computing the energy payments under the contract, (ii) off-peak curtailment, (iii) reduction in the term of the contract by four years and seven months, (iv) special monthly payments as consideration for the restructuring of the term of the contract, and (v) adjustments to energy payments already made under the contract. The parties will file a joint motion to stay the litigation and defer discovery until the FPSC rules on the settlement agreement.
      Assuming the FPSC approval is obtained, the parties will file a motion to dismiss the litigation with prejudice and will execute mutual releases. (See Note 3 to the Financial Statements for further information regarding purchased power expenses and commitments.)

5. Florida Power Corp. v. United States, United States Court of Federal Claims, Case No. 96-702C.

      On November 1, 1996, Florida Power filed suit against the United States Government alleging breach of contract and illegal taking of property without just compensation. Florida Power seeks more than $7.5 million in damages, plus interest, and has requested declaratory and injunctive relief.

      The suit arises out of several contracts it executed with the Government under which the Government provided uranium enrichment services at fixed prices. After Florida Power fully paid for all such services under the contracts, the Government, through congressional legislation enacted in 1992, imposed a retroactive price increase on the completed enrichment services contracts in order to fund the decontamination and decommissioning of the Government's gaseous diffusion uranium enrichment facilities. The Government is collecting this increase through an annual "special assessment" levied on all utilities that had enrichment services contracts with the Government. Collection of the special assessments began in 1992 and is scheduled to continue for a fifteen-year period.

      To date, Florida Power has paid more than $7.5 million in special assessments and if continued throughout its anticipated fifteen-year life, the special assessments would increase the cost of Florida Power's contracts by more than $23 million. In its complaint, Florida Power is seeking (1) an order declaring that all special assessments are unlawful,
      (2) an injunction prohibiting the Government from collecting future special assessments, and (3) an award of more than $7.5 million, plus interest, as damages for the Government's wrongful acts.

6. Indiana Michigan Power Company, et al. v. United States Department of Energy, Case Number 95-1279, U.S. Court of Appeals, D.C. Circuit.

      See prior discussion of this matter in the 1995 Form 10-K, Item 3, paragraph 8 and the second quarter 1996 Form 10-Q, Part II, Item 1, paragraph 6. On July 23, 1996, the court ruled in favor of the utilities, holding that the Nuclear Waste Policy Act creates an unconditional obligation on the Department of Energy ("DOE") to begin to dispose of spent nuclear fuel no later than January 31, 1998. The DOE has chosen not to seek further appeal of this case. This matter is now concluded for future reporting purposes.

7. Gulf Power et al v. U.S. of America and the Federal Communications Commission, U.S. District Court, Northern District of Florida, Pensacola Division, Case No. 3:96-CV-381-LAC.

      On July 30, 1996, Florida Power, together with six other electric utilities, filed the above-referenced suit challenging the constitutionality of the pole attachment amendments to the Telecommunications Act of 1996. The suit seeks a declaration that the pole attachments are unconstitutional because they impose a mandatory obligation on utilities to provide access to poles they own or control to cable television and telecommunications service providers without providing just compensation for this use. The claim is based on the Fifth Amendment to the United States Constitution which provides that private property shall not be taken for public use without just compensation. The suit also seeks a permanent injunction against the Federal Communications Commission preventing it from enforcing the mandatory access provision.

      On October 11, 1996, the United States and the Federal Communications Commission filed their answer and asked the court to dismiss the case with prejudice. Also on October 11th, the Association for Local Telecommunications Services filed a motion to intervene in the case and accompanied the motion with its answer. That intervention was granted on November 7th. In addition, American Communications Services, Inc. is seeking intervention in the case. On October 23rd, the U.S. District Court Judge issued an order setting pre-trial procedures for the case.


Item 5.  Other

      As anticipated in the second quarter 1996 Form 10-Q, Item 2, under the heading "Operating Results - Florida Power - Other Operating Results", in September 1996, Florida Power paid to the NRC the fine proposed by the NRC staff in July 1996.

      On April 16, 1996, Florida Power and Ridge Generating Station, L.P. ("Ridge") entered into a settlement agreement resolving a cogeneration pricing dispute. The dispute involved energy payments to be made under a 1991 agreement for the sale of approximately 40 MWs from Ridge's cogeneration facility to Florida Power. On September 24, 1996, the FPSC issued an order approving the agreement. (See prior discussion of this matter in the first quarter 1996 Form 10-Q, Part I, Item 2, under "Operating Results - Florida Power - Other Operating Results".)


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


     (b)    Reports on Form 8-K:

            During the third quarter 1996, Florida Progress filed the following report on Form 8-K:

                 Form 8-K dated July 1, 1996, reporting under Item
                 5 "Other Events" a news release dated July 1, 1996, announcing that Florida Progress' Board of Directors approved a plan to spin-off Echelon.

            Also during the third quarter 1996, Florida Progress and Florida Power filed the following report on Form 8-K.

                 Form 8-K dated July 18, 1996, reporting under Item 5 "Other Events" a press release and related Investor Information Report reporting Florida Progress' and Florida Power's second quarter 1996 earnings.

            Subsequent to the third quarter 1996, Florida Progress and Florida Power filed the following reports on Form 8-K:

                  Form 8-K dated October 17, 1996, reporting under Item 5 "Other Events" a press release and related Investor Information Report reporting Florida Progress' and Florida Power's third quarter 1996 earnings.

                  Form 8-K dated October 22, 1996, reporting under Item 5, "Other Events" a news release regarding Florida Power's Crystal River 3 Nuclear Power Plant outage.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FLORIDA PROGRESS CORPORATION

                                          FLORIDA POWER CORPORATION


Date: November 8, 1996                       /s/ John Scardino, Jr.
                                          -----------------------------
                                          John Scardino, Jr.
                                          Vice President and Controller




Date: November 8, 1996                       /s/ James V. Smallwood
                                          -----------------------------
                                          James V. Smallwood
                                          Vice President and Treasurer

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