Form 10-Q/A
period 1996-03-31
FLORIDA PROGRESS CORP; FLORIDA POWER CORP /
filed 1997-03-07
CIK 357261, 37637

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q/A-1

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

         Florida Progress adopted FAS No. 123, "Accounting For Stock-Based Compensation" on January 1, 1996. Florida Progress has elected to measure and recognize compensation costs based on the accounting prescribed by APB Opinion No. 25, "Accounting For Stock Issued To Employees," and adopt the disclosure requirements of FAS No. 123. Under its Long-Term Incentive Plan, Florida Progress grants selected executives performance shares which, upon achievement of performance criteria for a three-year performance cycle, result in the award of shares of common stock of Florida Progress, two-thirds of which would be restricted for periods of time. The adoption of this standard did not have a material impact on the financial statements.

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

                                        FLORIDA PROGRESS CORPORATION

                                        FLORIDA POWER CORPORATION


Date: March 6, 1997                     /s/ John Scardino, Jr.
                                        -----------------------------
                                        John Scardino, Jr.
                                        Vice President and Controller




Date: March 6, 1997                      /s/ Jeffrey R. Heinicka
                                        -----------------------------
                                        Jeffrey R. Heinicka
                                        Senior Vice President and
                                          Chief Financial Officer

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