Form 10-K
period 1996-12-31
FLORIDA PROGRESS CORP; FLORIDA POWER CORP /
filed 1997-03-27
CIK 357261, 37637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996
                                         OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from                    to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of Florida Progress Corporation as of December 31, 1996 was $3,075,692,949 (determined by subtracting the number of shares held by directors and executive officers of Florida Progress Corporation from the total number of shares outstanding, then multiplying the difference times the closing sale price from the New York Stock Exchange Composite Transactions).

The aggregate market value of the voting stock held by non-affiliates of Florida Power Corporation as of February 28, 1997 was $-0-. As of February 28, 1997, there were issued and outstanding 100 shares of Florida Power Corporation's common stock, without par value, all of which were held, beneficially and of record, by Florida Progress Corporation.

The number of shares of Florida Progress Corporation common stock without par value outstanding as of December 31, 1996 was 97,007,182.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for Florida Progress Corporation dated March 10, 1997, relating to the 1997 Annual Meeting of Shareholders, are incorporated by reference in Part III hereof.

                           ----------------------------

This combined Form 10-K represents separate filings by Florida Progress Corporation and Florida Power Corporation. Florida Power Corporation makes no representations as to the information relating to Florida Progress Corporation's diversified operations.










                      [THIS SPACE INTENTIONALLY BLANK]

                                TABLE OF CONTENTS
                                                                       -Page-
                                                                       ------

PART I.

     Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . .     1
     Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . .    10
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . .    14
     Item 4.   Submission of Matters to a Vote of
                Security Holders . . . . . . . . . . . . . . . . . . .    20

PART II.

     Item 5.   Market for the Registrants' Common Equity
                 and Related Stockholder Matters . . . . . . . . . . .    20
     Item 6.   Selected Financial Data . . . . . . . . . . . . . . . .    21
     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . .    22
     Item 8.   Financial Statements and Supplementary Data . . . . . .    32
                 Combined Report of Independent Certified Public
                   Accountants . . . . . . . . . . . . . . . . . . . .    32
                 Consolidated Financial Statements of Florida Progress    33
                 Financial Statements of Florida Power . . . . . . . .    38
                 Combined Notes to the Financial Statements. . . . . .    43
                 Quarterly Financial Data (unaudited). . . . . . . . .    61
     Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure . . . . . . . . .    62

PART III.

     Item 10.  Directors and Executive Officers of the Registrants . .    62
     Item 11.  Executive Compensation. . . . . . . . . . . . . . . . .    64
     Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management. . . . . . . . . . . . . . . . . . . . . .    68
     Item 13.  Certain Relationships and Related Transactions. . . . .    69

PART IV.

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K. . . . . . . . . . . . . . . . . . . . . .    69

     Signatures - Florida Progress Corporation . . . . . . . . . . . .    75
     Signatures - Florida Power Corporation. . . . . . . . . . . . . .    77

     Financial Statement Schedules . . . . . . . . . . . . . . . . . .    79

                                  GLOSSARY

     When used herein, the following terms will have the meanings indicated:

       TERM                                   MEANING

1935 Act. . . . . . . . . . . . .Public Utility Holding Company Act of 1935
Btu . . . . . . . . . . . . . . .British thermal units
CAAA. . . . . . . . . . . . . . .Clean Air Act Amendments of 1990
CERCLA or Superfund . . . . . . .Comprehensive Environmental Response
                                   Compensation and Liability Act
CR3 . . . . . . . . . . . . . . .Florida Power's nuclear generating plant,
                                   Crystal River Unit No. 3
DOE . . . . . . . . . . . . . . .United States Department of Energy
Echelon . . . . . . . . . . . . .Echelon International Corporation
Electric Fuels. . . . . . . . . .Electric Fuels Corporation
EMF . . . . . . . . . . . . . . .electromagnetic fields, or electric and magnetic fields
EPA . . . . . . . . . . . . . . .United States Environmental Protection Agency
FDEP. . . . . . . . . . . . . . .Florida Department of Environmental Protection
FERC. . . . . . . . . . . . . . .Federal Energy Regulatory Commission
Financial Statements. . . . . . .Florida Progress' Consolidated Financial
                                   Statements and Florida Power's Financial
                                   Statements, for the year ended December 31,
                                   1996 contained under Item 8 herein
Florida Power . . . . . . . . . .Florida Power Corporation
Florida Progress. . . . . . . . .Florida Progress Corporation
FP&L. . . . . . . . . . . . . . .Florida Power & Light Company
FPSC. . . . . . . . . . . . . . .Florida Public Service Commission
FPUC. . . . . . . . . . . . . . .Florida Public Utilities Company
FRCC. . . . . . . . . . . . . . .Florida Reliability Coordinating Council
Georgia Power . . . . . . . . . .Georgia Power Company
KV. . . . . . . . . . . . . . . .kilovolts
KVA . . . . . . . . . . . . . . .kilovolt amperes
KWH . . . . . . . . . . . . . . .kilowatt hours
LTIP. . . . . . . . . . . . . . .Florida Progress Long-Term Incentive Plan
MD&A. . . . . . . . . . . . . . .Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
Mid-Continent . . . . . . . . . .Mid-Continent Life Insurance Company
MW. . . . . . . . . . . . . . . .megawatts
NERC. . . . . . . . . . . . . . .North American Electric Reliability Council
NRC . . . . . . . . . . . . . . .United States Nuclear Regulatory Commission
NWPA. . . . . . . . . . . . . . .Nuclear Waste Policy Act
PCBs. . . . . . . . . . . . . . .polychlorinated biphenyls
Progress Capital. . . . . . . . .Progress Capital Holdings, Inc.
Progress Credit . . . . . . . . .Progress Credit Corporation
Proxy Statement . . . . . . . . .The definitive proxy statement dated March 10,
                                   1997, relating to Florida Progress' 1997
                                   Annual Meeting of Shareholders
PRP . . . . . . . . . . . . . . .potentially responsible party, as defined in
                                   CERCLA
SBUs. . . . . . . . . . . . . . .Strategic Business Units
SEC . . . . . . . . . . . . . . .United States Securities and Exchange
                                   Commission
SERP. . . . . . . . . . . . . . .Florida Progress Supplemental Employee
                                   Retirement Plan
SOP . . . . . . . . . . . . . . . Statement of Position issued by American
                                  Institute of Certified Public Accountants
Southern. . . . . . . . . . . . .The Southern Company
SNF . . . . . . . . . . . . . . .spent nuclear fuel
the nuclear plant . . . . . . . .Florida Power's nuclear generating plant,
                                   Crystal River Unit No. 3
the utility . . . . . . . . . . .Florida Power Corporation

                                   PART I

ITEM 1.  BUSINESS
                              FLORIDA PROGRESS

Florida Progress Corporation ("Florida Progress", which term includes consolidated subsidiaries unless otherwise indicated), is a diversified electric utility holding company. Florida Progress' revenues for the year ended December 31, 1996 were $3.2 billion and assets at year end were $5.3 billion. Its principal executive offices are located at One Progress Plaza, St. Petersburg, Florida 33701, telephone number (813) 824-6400. The Florida Progress home page on the Internet's World Wide Web is located at http://www.fpc.com. Florida Progress was incorporated in Florida on January 21, 1982.

Florida Progress defines its principal business segments as utility and diversified operations. Florida Power Corporation ("Florida Power" or "the utility"), Florida Progress' largest subsidiary, is the utility segment and encompasses all regulated public utility operations. See Item 1 "Business Utility Operations - Florida Power". Progress Capital Holdings, Inc. ("Progress Capital") is the downstream holding company for Florida Progress' diversified subsidiaries which consolidates the financing of nonutility operations. The diversified operations segment includes Electric Fuels Corporation ("Electric Fuels"), an energy and transportation company, and Mid-Continent Life Insurance Company ("Mid-Continent"), a life insurance company. See Item 1 "Business Diversified Operations". For information concerning the operating profit and assets attributable to these business segments, see Note 9 to Florida Progress' consolidated financial statements and Florida Power's financial statements for the year ended December 31, 1996 contained herein under Item 8 (the "Financial Statements").

In December 1996, Florida Progress spun off Echelon International Corporation ("Echelon"). Echelon, successor to Progress Credit Corporation ("Progress Credit"), was the Florida Progress subsidiary with lending, leasing and real estate operations. The spin-off was accomplished through a tax-free stock dividend to Florida Progress' shareholders, thus completing a strategy begun in 1991 to exit those businesses.

Florida Progress is a public utility holding company under the Public Utility Holding Company Act of 1935 ("1935 Act"). Florida Progress is exempt from registration with the Securities and Exchange Commission ("SEC") under the 1935 Act and attendant regulation because its utility operations are primarily intrastate.

                       UTILITY OPERATIONS - FLORIDA POWER

Florida Power was incorporated in Florida in 1899, and is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity. Florida Power has a system generating capacity of 7,341 megawatts ("MW"). In 1996, the utility accounted for 76% of Florida Progress' consolidated revenues, 92% of its earnings from continuing operations and 80% of its assets.

Florida Power provided electric service during 1996 to an average of 1,292,075 customers in west central Florida from its headquarters in St. Petersburg. The service area covers approximately 20,000 square miles and includes the densely populated areas around Orlando, as well as the cities of St. Petersburg and Clearwater. Of Florida Power's 1996 electric revenues billed, approximately 56% were derived from residential sales, 23% from commercial sales, 9% from industrial sales, 5% from other retail sales and 7% from wholesale sales. Important industries in the territory include phosphate and rock mining and processing, electronics design and manufacturing, and citrus and other food processing. Other important commercial activities are tourism, health care, construction and agriculture.

COMPETITION

Florida Power made a number of changes in 1996 to help prepare it for increased competition. In July 1996, the utility reorganized its operations into strategic business units ("SBUs"), making it one of the first electric companies in the country to adopt this operational structure. The three SBUs are Energy Supply, Energy Delivery and Energy Solutions. Each will focus on a targeted segment of the overall utility business.

Energy Supply is responsible for strengthening Florida Power's position as an efficient, low-cost producer of electricity. Energy Delivery oversees the utility's transmission and distribution lines as well as system operations and planning. Its mission is to maintain and improve service reliability in the most cost-effective manner possible. Energy Solutions is focused on customer service, sales and marketing and finding ways to use emerging technology to develop new products and services.

For additional information with respect to Florida Power and competition, see
Item 7 "Management's Discussion and Analysis of Financial Condition and Operating Results ("MD&A") - Operating Results - Florida Power Corporation - Utility Competition".

FUEL AND PURCHASED POWER

GENERAL: Florida Power's consumption of various types of fuels depends on several factors, the most important of which are the demand for electricity by Florida Power's customers, the availability of various generating units, the availability and cost of fuel, and the requirements of federal and state regulatory agencies. Florida Power's energy mix for the last three years is presented in the following table:

                           ENERGY MIX PERCENTAGES

                 Fuel Type            1996   1995   1994
                 ---------            ----   ----   ----
                 Coal                  43%    39%    45%
                 Oil                   16%    12%    16%
                 Nuclear*               6%    19%    17%
                 Gas                    3%     4%     1%
                 Purchased Power       32%    26%    21%

* See "NUCLEAR" below for information regarding outages at Florida Power's nuclear generating plant, which negatively impacted nuclear plant availability in 1996.

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

Florida Power's average fuel costs per million British thermal units ("Btu") for each year of the five-year period ended December 31, 1996, were as follows:

                                   AVERAGE FUEL COST
                                   (per million Btu)

                                1996    1995    1994    1993    1992

             Coal              $1.91   $1.93   $1.96   $1.96   $1.97
             Oil                2.80    2.70    2.39    2.49    2.53
             Nuclear             .50     .49     .55     .54     .57
             Gas                2.78    1.98    2.46    4.27    2.54
             Weighted Average   2.04    1.69    1.75    1.79    1.86

OIL AND GAS: Oil is purchased under contracts and in the spot market from several suppliers. The cost of Florida Power's oil is determined by world market conditions. Management believes that Florida Power has access to an adequate supply of oil for the reasonably foreseeable future. Florida Power's natural gas supply is purchased under firm contracts and in the spot market from numerous suppliers and is delivered under firm, released firm and interruptible transportation contracts. Florida Power believes that existing contracts for oil are sufficient to cover the requirements when natural gas transmission that is purchased on an interruptible basis is not available.

NUCLEAR: Florida Power has one nuclear generating plant, Crystal River Unit No. 3 ("CR3" or "the nuclear plant"). After completing a record performance in 1995 by achieving a capacity factor of 100%, CR3 was shut down for much of 1996. Beginning in February 1996, the plant underwent a scheduled refueling outage that lasted until May 1996, when the plant returned to service. In September 1996, an oil pressure problem in the main turbine forced the plant to shut down until repairs could be made. When the repairs were completed in October, Florida Power decided to keep the plant down to address certain backup safety system design issues. The utility expects to be able to restart the plant by year-end 1997. For more information regarding the current outage and recent performance at CR3, see Item 7 "MD&A - Operating Results - Florida Power Corporation - Nuclear Operations."

Nuclear fuel is processed through four distinct stages. Stage I and Stage II involve the mining and milling of the natural uranium ore to produce a concentrate and the conversion of this uranium concentrate into uranium hexafluoride. Stage III and Stage IV entail the enrichment of the uranium hexafluoride, and the fabrication of the enriched uranium hexafluoride into usable fuel assemblies. Florida Power has contracts in place which provide for a supply of enriched uranium and fuel fabrication through 2004.

It will be necessary for Florida Power to enter into future fuel contracts to cover the differences between the total unit lifetime requirements of CR3 and the requirements covered by existing contracts. Although no assurances can be given as to the future availability or costs of such contracts, Florida Power expects that future contract commitments will be obtained at the appropriate time.

Spent nuclear fuel ("SNF") is stored at CR3 pending disposal under a contract with the United States Department of Energy ("DOE"). (See Note 4 to the Financial Statements and Item 3 "Legal Proceedings", paragraph 9.) At the present time, Florida Power has facilities on site for the temporary storage of SNF generated through the year 2010.

COAL: Florida Power anticipates a requirement of approximately 5,400,000 tons of coal in 1997. Current environmental regulations limit sulfur content, at 12,000 Btu per pound, to 1.2% for Crystal River Unit Nos. 1 and 2, and 0.7% for Unit Nos. 4 and 5. Most of the coal is expected to be supplied from the Appalachian coal fields of the United States. Approximately two thirds of the coal is expected to be delivered by rail and the remainder by barge. The coal is being supplied by Electric Fuels pursuant to contracts between Florida Power and Electric Fuels.

For 1997, Electric Fuels has long-term contracts with various sources for approximately 70% of the coal requirements of Florida Power's coal units. These long-term contracts have price adjustment provisions. Electric Fuels expects to acquire the remainder in the spot market and under short-term contracts. Electric Fuels does not anticipate any problem obtaining the remaining Florida Power requirements with short-term contracts and in the spot market. (See Note 11 to the Financial Statements.)

PURCHASED POWER: Florida Power, along with other Florida utilities, buys and sells economy power through the Florida energy brokering system. In addition, Florida Power has long-term contracts for the purchase of approximately 480 MW of purchased power with other utilities, including a contract with The Southern Company ("Southern") for approximately 400 MW. Also, Florida Power has entered into purchased power contracts with certain cogenerators for 1,160 MW of capacity, of which 1,050 MW have been completed and are currently operating. The capacity currently available from cogenerators represents about 12% of Florida Power's total system capacity. (See Item 3 "Legal Proceedings", paragraphs 2 through 8, Item 7 "MD&A - Operating Results - Florida Power Corporation - Fuel and Purchased Power" and Note 11 to the Financial Statements.)

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

The FPSC oversees the retail sales of the state's investor-owned utilities. The FPSC authorizes retail "base rates" that are designed to provide a utility with the opportunity to earn a specific rate of return on its "rate base", or average investment in utility plant. These rates are intended to cover all reasonable and prudent expenses of utility operations and to provide investors with a fair rate of return. The FPSC allows utilities to recover fuel, purchased power and conservation costs through an adjustment charge on monthly electric bills. Beginning in 1995, the FPSC ordered Florida Power to conduct a three-year test of revenue decoupling for its residential customers. (See Notes 1 and 5 to the Financial Statements.)

Florida Power is interconnected with 22 municipal electric systems. Florida Power's wholesale customers include Seminole Electric Cooperative, Inc., the Florida Municipal Power Agency and 11 municipalities. During 1996, about 7% of Florida Power's electric revenues were from its wholesale business.

For further information with respect to rates, see Note 5 to the Financial Statements.

Florida Power's CR3 nuclear plant is subject to regulation by the United States Nuclear Regulatory Commission ("NRC"). The NRC's jurisdiction encompasses broad supervisory and regulatory powers over the construction and operation of nuclear reactors, including matters of health and safety, antitrust considerations and environmental impact. Florida Power has a 90.4% ownership interest in CR3. (See
Note 4 to the Financial Statements.)

By virtue of state and municipal legislation, Florida Power holds franchises with varying expiration dates to provide electric service in nearly all municipalities in which it distributes electric energy. Approximately 99% of revenues from customers in incorporated areas are covered by franchises. The general effect of these franchises is to grant Florida Power the right to enter upon and use streets, alleys and other public places for erecting and maintaining poles, wires and other apparatus for the sale and distribution of electric energy. All but one of the existing franchises cover a 30-year period from the date granted, the maximum allowed by Florida law. The one exception is a franchise that covers a 10-year period from the date granted. There are 112 franchises, of which 32 expire before December 31, 2001, 27 expire between January 1, 2002 and December 31, 2011, and 53 expire between January 1, 2012 and December 31, 2026. (For further information concerning these franchise agreements, see Item 7 "MD&A - Operating Results - Florida Power Corporation Utility Competition".)

ENVIRONMENTAL MATTERS

Florida Power is subject to federal, state and local regulations dealing with air and water quality and other environmental matters.

AIR: All of Florida Power's air emission sources meet the air quality standards currently set by the Florida Department of Environmental Protection ("FDEP") and/or the United States Environmental Protection Agency ("EPA").

The Clean Air Act Amendments of 1990 ("CAAA"), under Title IV, Acid Rain Control, require reduction in sulfur dioxide and nitrogen oxide emissions by the year 2000 and set a permanent cap on those emissions. The reductions are to be implemented in two phases. Phase I limitations became effective in 1995 and Phase II limitations are effective by 2000. Florida Power has not been and does not expect to be materially affected by either Phase I or Phase II. Continuous emission monitors were installed on most of Florida Power's units by the end of 1994 as required under Title IV at a total cost of $11 million. To meet Phase II limitations, Florida Power expects to spend about $10 million by 2000 to implement a strategy based primarily on burning cleaner fuels and installing burners that reduce nitrogen oxide emissions on some coal units.

Under Title III of the CAAA, the EPA is studying the emission of hazardous air pollutants and, where appropriate, promulgating emission limitations for specific source categories. Depending on the results of these studies and the EPA's determination of the need for additional limitations, Florida Power could be required to incur additional capital expenditures and operating expenses.

Under Title V of the CAAA, Florida Power is required to pay annual operating fees based on the previous year's emissions. In 1997, these fees are expected to total approximately $775,000 and are expected to increase to approximately $1 million by 2000.

Florida Power's construction program includes approximately $7 million of planned environmental expenditures for air quality projects for the two-year period ending December 31, 1998.

WATER: To help meet the future electricity needs of its customers, Florida Power is building a new power plant complex in Polk County, Florida. Florida Power plans to have the complex's first plant on line in 1998. This plant will use combined cycle technology and be capable of producing up to 470 MW of power. (See Item 2, "Properties - Utility Operations - Planned Generation".) Approximately $26 million was spent through December 31, 1996 on environmental projects related to site development, mainly for water resource related facilities. For the two-year period ending December 31, 1998, Florida Power expects that approximately $1 million will be expended on environmental projects related to site development. In addition, Florida Power's construction program includes approximately $4 million of additional environmental expenditures for water resource projects at other Florida Power facilities for the two-year period ending December 31, 1998.

WASTE MATERIALS: Florida Power is nearing completion of its program to reduce electrical equipment utilizing polychlorinated biphenyls ("PCB"). All regulatory compliance dates have been met. All PCB transformers (i.e. those having greater than 500 ppm PCB) have been removed from all of Florida Power's electric generating plants, except for one small plant. Removal of PCB transformers from this final plant will be delayed until Florida Power decides whether and for how long the plant will remain in operation.

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

Under a FDEP program, revenues from taxes on imported oil either have been or are expected to be used to reimburse Florida Power for the majority of past storage tank contamination cleanup expenditures. In March 1995, the Governor of Florida ordered a moratorium on this FDEP program. However, Florida Power expects to receive reimbursement for cleanup activities completed prior to the moratorium. The expenditures needed to clean up the remaining storage tank contamination are not expected to be material.

With expansion of regulation and the resulting increased monitoring of tank systems and oil filled electrical equipment, further expenditures for contamination cleanup and retrofitting and upgrading equipment are likely, but these expenditures are not expected to be material to Florida Power.

ELECTROMAGNETIC FIELDS: The potential adverse effect of electromagnetic fields, or electric and magnetic fields ("EMF"), upon human health continues to be an important issue in the siting, construction and operation of electric transmission and distribution systems. EMF from a variety of sources, including transmission and distribution lines, has been the subject of many studies and much public discussion in recent years.

Because of its exclusive jurisdiction to regulate EMF associated with electric transmission and distribution lines and substation facilities in Florida, the FDEP has adopted rules which establish certain EMF limits for new transmission lines and substations. The rules also require an annual review of the state of the scientific research into the potential adverse effects of EMF upon human health. The staff of the FDEP provided its progress report to the Environmental Regulation Commission in February 1997; based on its review of the scientific research, the staff recommended that no revision of the current EMF standards be made at that time. The Environmental Regulation Commission adopted the staff's recommendation and made no revision to EMF standards. Florida Power believes that compliance with these EMF rules, which at present essentially maintain the status quo with respect to regulated EMF exposure levels, will not have a material adverse effect on the cost of constructing or maintaining new transmission lines or substations. However, there always is a potential for lawsuits brought by plaintiffs alleging damages caused by EMF.

Florida Power's management monitors and reports to Florida Power's Board of Directors at least annually on developments in research concerning the potential health effects of EMF, EMF mitigation technologies and procedures, and significant actions by principal federal and Florida agencies related to EMF.

OTHER ENVIRONMENTAL MATTERS: Florida Power has received notices from the EPA that it is or could be a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA" or

"Superfund") and the Superfund Amendment and Reauthorization Act and may be liable, together with others, for the costs of cleaning up several contaminated sites identified by the FDEP. In addition to these designated sites, there are other sites where Florida Progress affiliates may be responsible for additional environmental cleanup. For further information concerning certain environmental matters relating to Florida Power, see paragraphs 13 and 14 under Item 3 "Legal Proceedings" and "Contaminated Site Cleanup" in Note 11 to the Financial Statements.

EMPLOYEES

As of December 31, 1996, Florida Power had 4,629 full-time employees. The International Brotherhood of Electrical Workers represents approximately 2,035 of these full-time employees. The current union contract, which was to have expired in December 1996, was extended one year to December 1997. Florida Power's management believes that it will eventually agree on a new contract with Florida Power's union employees.

                          DIVERSIFIED OPERATIONS

Florida Progress' diversified operations are owned directly or indirectly through Progress Capital, a Florida corporation and wholly owned subsidiary of Florida Progress. Progress Capital holds the capital stock of, and provides funding for, Florida Progress' nonutility subsidiaries, which include the following:

       ELECTRIC FUELS - Formed in 1976, Electric Fuels is an energy and transportation company with operations organized into three business units. Electric Fuels' energy and related services business unit supplies coal to Florida Power's Crystal River Energy Complex and other utility and industrial customers. Electric Fuels' inland marine transportation business unit, under the flag of Marine Equipment Management Corporation ("MEMCO"), transports coal and dry-bulk cargoes primarily along the Mississippi and Ohio rivers. The rail services business unit, led by Progress Rail Services Corporation, is one of the largest integrated processors and suppliers of railroad materials in the country. With operations in 14 states, Progress Rail offers a full range of railcar parts, rail and other track material, railcar repair facilities, railcar scrapping and metal recycling as well as railcar sales and leasing.

       MID-CONTINENT - Acquired in 1986, Mid-Continent is a life insurance company headquartered in Oklahoma City, Oklahoma. Mid-Continent has been in business since 1909. Its principal product is a death benefit policy which is sold through independent agents. Long-term, Mid Continent does not fit with the strategic direction of Florida Progress. Accordingly, Florida Progress is considering divestiture of the business. Florida Progress expects that it will take three to five years to divest this business. (For information regarding competition in the life insurance industry and Mid-Continent's operating results and plans, see the "COMPETITION" section below and Item 7 "MD&A - Operating Results - Diversified Operations - Mid-Continent Life Insurance Company".)

As of December 31, 1996, Progress Capital and its subsidiaries had 2,624 full-time employees. (For additional information with respect to Progress Capital and its subsidiaries, see Item 7 "MD&A - Operating Results - Diversified Operations".)

COMPETITION

Florida Progress' nonutility subsidiaries compete in their respective marketplaces in terms of price, service reliability, location and other factors. Electric Fuels competes in several distinct markets: its coal operations compete in the eastern United States utility and industrial coal markets; its marine transportation and barge operations compete in the coal, grain and bulk products transportation markets on the Ohio and lower Mississippi rivers; its marine equipment repair business competes in the inland river and gulf coast repair markets; and its rail operations compete in the railcar repair, parts and associated services markets in the eastern United States and, to a limited extent, in the midwest and west. Factors contributing to Electric Fuels' success in these markets include a competitive cost structure, strategic locations and, in the case of its marine transportation operations, a modern fleet. There are, however, numerous competitors in each of these markets, although no one competitor is dominant in any industry. The business of Electric Fuels and its subsidiaries, taken as a whole, is not subject to significant seasonal fluctuation.

Mid-Continent competes with other insurance companies in all jurisdictions in which it is licensed to do business. Many of Mid-Continent's competitors have more diversified lines of insurance coverage, substantially greater financial resources and direct sales forces. Over the past few years, the life insurance industry has become more competitive, resulting in lower sales of new policies at Mid-Continent.

In an effort to reverse declining sales, Mid-Continent introduced a new insurance product in early 1996. The new policy replaced Mid-Continent's principal product, which was determined to be inadequately priced. In December 1996, cost-reduction measures were taken and restructuring occurred at Mid-Continent in an effort to improve profitability. In 1997, Mid-Continent plans to begin an orderly process to resolve the pricing issue that is expected to involve reducing policy dividends and increasing premiums.

For further information with respect to Florida Progress' nonutility subsidiaries and competition, see Item 7 "MD&A - Operating Results - Diversified Operations".

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

The Environmental Affairs Department of Electric Fuels reviews existing and emerging environmental regulations, disseminates applicable environmental information throughout the organization and conducts site specific environmental compliance audits. Transactional environmental assessments are performed on new acquisitions to determine the potential environmental liabilities associated with the facilities being considered. Compliance with environmental laws and regulations has not had a material effect on Electric Fuels' capital expenditures, earnings or competitive position, and Electric Fuels does not anticipate making any material capital expenditures for environmental facilities through the end of 1998.

For further information concerning certain environmental matters relating to Florida Progress' diversified operations, see paragraph 15 under Item 3 "Legal Proceedings" and Note 11 to the Financial Statements.

                             EXECUTIVE OFFICERS

Roy A. Anderson, Senior Vice President, Nuclear Operations of Florida Power, Age 48.

Mr. Anderson became Senior Vice President, Nuclear Operations, effective January 20, 1997. Prior to joining Florida Power, Mr. Anderson was employed by Carolina Power and Light, where he held numerous executive officer positions since 1993 in the areas of nuclear operations, fossil generation, and distribution and customer service. From 1987 to 1993, he was employed by Boston Edison Company where he served as Plant Manager, Vice President and ultimately as Senior Vice President, Nuclear Operations.

Kenneth E. Armstrong, Vice President and General Counsel of Florida Progress and Florida Power, Age 49.

Mr. Armstrong has served as General Counsel of Florida Progress since July 1990 and as Vice President since April 1992. In March 1995, he was appointed Vice President and General Counsel of Florida Power effective April 3, 1995. In addition to these positions, Mr. Armstrong served as Assistant Secretary of Florida Progress from April 1992 to April 1993 and as Secretary from April 1993 to April 1996. He also served as Assistant Secretary of Florida Power from 1987 until April 1993 and as Secretary from April 1993 until April 1996.

Dr. Percy M. Beard, Jr., Senior Vice President, Nuclear Operations of Florida Power, Age 60.

Effective April 1, 1997, Dr. Beard is retiring from the above positions which he held since November 1989.

Janice B. Case, Vice President, Energy SolutionsSM of Florida Power Corporation, Age 44.

Mrs. Case was named Vice President, Energy SolutionsSM effective July 1, 1996. From October 1990 until July 1996, she served as Vice President, Suncoast Florida Region of Florida Power.

Jack B. Critchfield, Chairman of the Board and Chief Executive Officer of Florida Progress, Age 63.

Since December 1, 1991, Dr. Critchfield's principal occupation has been as shown above. Since 1983, he has held numerous executive positions with Florida Progress and its subsidiaries including President, Chief Operating Officer, Group Vice President, President of Electric Fuels and Vice President of the Eastern and Ridge Divisions of Florida Power. He has been a director of Florida Power since 1988 and served as a director from 1975 through 1978 and as Chairman of its Board from 1990 until April 1996. He is a director of Barnett Banks, Inc., Jacksonville.

Michael B. Foley, Jr., Senior Vice President, Energy Delivery of Florida Power, Age 53.

Mr. Foley became Senior Vice President, Energy Delivery, effective July 1, 1996, after serving as Vice President in that position since February 1995. From October 1988 until February 1995, Mr. Foley served as Director of System Planning of Florida Power.

John A. Hancock, Senior Vice President, Energy Supply of Florida Power,
Age 56.

Mr. Hancock became Senior Vice President, Energy Supply, effective January 1993. From September 1989, to January 1993, Mr. Hancock was Senior Vice President, Power Operations, of Florida Power.

Jeffrey R. Heinicka, Senior Vice President and Chief Financial Officer of Florida Progress and Florida Power, Age 42.

From December 1990 until appointment to his current positions in 1994, Mr. Heinicka served as Vice President and Treasurer of Florida Progress. Mr. Heinicka also served as Vice President and Treasurer of Florida Power from April 1993 to March 1994, a position he held concurrently with his Vice President and Treasurer position at Florida Progress.

Richard D. Keller, Group Vice President, Energy and Transportation of Florida Progress, and President and Chief Executive Officer, Electric Fuels, Age 43.

Since May 1990, Mr. Keller's principal occupation has been as shown above.
He has served as President and Chief Executive Officer of Electric Fuels since February 1988.

Richard Korpan, President and Chief Operating Officer of Florida Progress, and Chairman of the Board and Chief Executive Officer of Florida Power, Age 55.

For more than five years, Mr. Korpan's principal occupation has been President and Chief Operating Officer of Florida Progress. In April 1996, Mr. Korpan also became Chairman of the Board and Chief Executive Officer of Florida Power. He joined Florida Progress in 1989 as Executive Vice President and Chief Financial Officer. Mr. Korpan is a director of SunTrust Bank of Tampa Bay and Acordia Central Florida, Inc.

Joseph H. Richardson, Group Vice President, Utility Group of Florida Progress and President and Chief Operating Officer of Florida Power, Age 47.

Since April 1, 1996, Mr. Richardson's principal occupation has been as shown above. From April 1995 to April 1996, he served as Senior Vice President, Energy Distribution of Florida Power. From October 1993 to April 1995, he served as Senior Vice President, Legal and Administrative Services, and General Counsel of Florida Power. From August 1991 through April 1995, Mr. Richardson also held the position of Senior Vice President of Florida Progress. He was President and Chief Executive Officer of Talquin Corporation, a former subsidiary of Florida Progress from May 1990 until September 1993. He is a director of Echelon.

There are no family relationships between any director or any executive officer of Florida Progress or Florida Power. The executive officers serve at the pleasure of their respective Boards of Directors. Each executive officer is appointed annually.

ITEM 2.  PROPERTIES

Florida Progress believes that its physical properties and those of its subsidiaries are adequate to carry on its and their businesses as currently conducted. Florida Progress and its subsidiaries maintain property insurance against loss or damage by fire or other perils to the extent that such property is usually insured. (See Note 11 to the Financial Statements.) Substantially all of Florida Power's utility plant is pledged as collateral for Florida Power's First Mortgage Bonds. Certain river barges and tug/barge units owned or operated by Electric Fuels are subject to liens in favor of certain lenders.

                            UTILITY OPERATIONS

GENERATION: As of December 31, 1996, the total net winter generating capacity of Florida Power's generating facilities was 7,341 MW. This capacity was generated by 13 steam units with a capacity of 4,661 MW and 44 combustion turbine peaking units with a capacity of 2,680 MW. Florida Power's ability to use its generating units may be adversely impacted by various governmental regulations affecting nuclear operations and other aspects of Florida Power's business. (See "Regulatory Matters and Franchises" and "Environmental Matters" under Item 1

"Business - Utility Operations - Florida Power.") Operation of these generating units may also be substantially curtailed by unanticipated equipment failures or interruption of fuel supplies. On February 5, 1996, Florida Power experienced a new peak of 8,807 MW. Florida Power met this demand through system generating capacity, purchased power and demand-side management programs. Florida Power expects to have sufficient system capacity, access to purchased power and demand-side management capabilities to meet anticipated future demand.

Florida Power's existing generating plants (all located in Florida) and their capacities at December 31, 1996 are as follows:
                                                                 Winter Net
                                                                  Maximum
                                                                 Dependable
                    Primary     Location      Steam    Peaking    Capacity
    Plants           Fuel       (County)        MW        MW          MW
----------------    -------   -------------  -------   -------   ----------
Crystal River:                 Citrus
  Unit #1           Coal                        373         -         373
  Unit #2           Coal                        469         -         469
  Unit #3           Uranium                     755*        -         755
  Unit #4           Coal                        717         -         717
  Unit #5           Coal                        717         -         717
                                              -----                 -----
                                              3,031                 3,031
Anclote:                       Pasco
  Unit #1           Oil                         517         -         517
  Unit #2           Oil                         517         -         517
Bartow              Oil        Pinellas         449       217         666
Turner              Oil        Volusia            -       200         200
Intercession City   Oil        Osceola            -       744         744
DeBary              Oil        Volusia            -       786         786
Higgins             Oil        Pinellas           -       158         158
Bayboro             Oil        Pinellas           -       232         232
Avon Park           Oil        Highlands          -        64          64
Port St. Joe        Oil        Gulf               -        18          18
Rio Pinar           Oil        Orange             -        18          18
Suwannee River      Oil        Suwannee         147       201         348
University of Fla.  Gas        Alachua            -        42          42
                                              -----     -----       -----
                                              4,661     2,680       7,341
                                              =====     =====       =====

* Represents 90.4% of total plant capacity. The remaining 9.6% of capacity is owned by other parties. The CR3 nuclear plant was shut down in September 1996 for repairs and remains down to address certain backup safety system design concerns. Florida Power expects to be able to restart CR3 by year-end 1997.

Florida Power and Georgia Power Company ("Georgia Power") are co-owners of a 165-MW advanced combustion turbine located at Florida Power's Intercession City site. The unit went into commercial operation in January 1997. Florida Power operates and maintains the unit for both owners. Georgia Power has the exclusive right to the output of this unit during the months of June through September. Florida Power has that right for the remainder of the year.

PLANNED GENERATION AND ENERGY SALES: Florida Power has agreed to sell between 150 and 400 MW of summer-peaking capacity annually to Georgia Power from 1996 through 1999. Since Florida Power is a winter-peaking utility and Georgia Power is a summer-peaking utility, this transaction benefits both parties. Florida Power's generation strategy includes continuing efforts to sign similar energy agreements with other utilities.

In 1992, the FPSC granted Florida Power a certificate of need to build 470 MW of new generation using combined cycle technology. In September 1994, Florida Power purchased approximately 8,100 acres of mined-out phosphate land for the new power plant site. The site is located in Polk County, Florida, approximately 50 miles east of Tampa. Site development activities were completed in 1996. Commencement of construction of the initial unit began in January 1997. The first power block is a 470-MW combined cycle unit that is expected to come on line in 1998. Florida Power plans to use natural gas to fuel the first phase of the new energy complex in Polk County. (See Item 7 "MD&A - Liquidity and Capital Resources - Florida Power Corporation".)

Florida Power has obtained capacity on the Florida Gas Transmission Company's system for the transportation of natural gas to the planned combined cycle plant in Polk County. The capacity will be released beginning in November 1996 with all capacity available to Florida Power by March 1998. Florida Power has contracted for natural gas and its transportation for a portion of the plant's requirements.

Some of the capacity at the Polk County site will be used to meet the requirements of a wholesale contract signed in 1995, in which Florida Power agreed to sell an additional 455 MWs to Seminole Electric Cooperative, beginning in 1999.

In connection with the construction of new power plants in Florida, the FPSC requires each investor-owned electric utility to engage in a competitive bidding process for the construction of new generation, unless the utility demonstrates on a case-by-case basis that such a process is not in the best interests of the utility's ratepayers. Although this rule could eventually affect Florida Power's ability to construct its own power plants, it will not affect the construction of the gas-fired combined cycle generating unit at Florida Power's site in Polk County, Florida, because as noted above, the FPSC already has granted Florida Power a certificate of need for this unit.

NUCLEAR PLANT AND NUCLEAR INSURANCE: Information regarding nuclear plant and nuclear insurance is contained in Notes 4 and 11 to the Financial Statements.

TRANSMISSION AND DISTRIBUTION: As of December 31, 1996, Florida Power distributed electricity through 353 substations with an installed transformer capacity of 41,522,275 kilovolt amperes ("KVA"). Of this capacity, 28,366,750 KVA is located in transmission substations and 13,155,525 KVA in distribution substations. Florida Power has the second largest transmission network in Florida. Florida Power has 4,600 circuit miles of transmission lines, of which 2,610 circuit miles are operated at 500, 230, or 115 kilovolts ("KV") and the balance at 69 KV. Florida Power has 23,914 circuit miles of distribution lines which operate at various voltages ranging from 2.4 to 25 KV.

Florida Power, along with 12 other electric utilities in the state, formed the Florida Reliability Coordinating Council ("FRCC") which was approved by the North American Electric Reliability Council ("NERC") as the tenth region of NERC. The FRCC will directly address the unique electric reliability needs of the Florida peninsula electric system rather than participating as a subregion of the larger Southeastern Electric Reliability Council.

In response to the FERC orders on open access transmission systems, Florida Power and other major transmission owners in Florida established the Florida Open Access Same-time Information System, which is a single internet location where transmission customers may obtain transmission information and submit requests for service or resell service rights.

                          DIVERSIFIED OPERATIONS

ELECTRIC FUELS

Electric Fuels owns and/or operates approximately 4,000 railcars, 45 locomotives, 700 river barges and 30 river towboats that are used for the transportation and shipping of coal, steel and other bulk products. Through joint ventures, Electric Fuels has five oceangoing tug/barge units. An Electric Fuels subsidiary, through another joint venture, owns one third of a large bulk products terminal, located on the Mississippi River south of New Orleans, which handles coal and other products. Electric Fuels provides drydocking and repair services to towboats, offshore supply vessels and barges through operations it owns near New Orleans, Louisiana.

Electric Fuels controls, either directly or through subsidiaries, coal reserves located in eastern Kentucky and southwestern Virginia. Electric Fuels owns, in fee, properties that contain estimated proven and probable coal reserves of approximately 170 million tons and controls, through mineral leases, additional estimated proven and probable coal reserves of approximately 55 million tons. Electric Fuels also owns a 50% undivided interest in coal reserves located in West Virginia that currently are being leased to a third party under an agreement that expires in March 1998. The reserves controlled by Electric Fuels include substantial quantities of high quality, low sulfur coal that is appropriate for use at Florida Power's existing generating units. Electric Fuels' total production of coal during 1996 was approximately 3.7 million tons.

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

An Electric Fuels subsidiary owns railroad car repair and parts reconditioning and rail and trackworks facilities in 14 states, including a railcar hydraulic cushioning unit manufacturing and reconditioning facility in Fort Worth, Texas. Electric Fuels subsidiaries are also involved in scrap metal recycling and railcar leasing.

Another subsidiary of Electric Fuels owns and operates a manufacturing facility at the Florida Power Energy Complex in Crystal River, Florida. The manufacturing process utilizes the fly ash generated by the burning of coal as the major raw material in the production of lightweight aggregate used in construction building blocks. Electric Fuels also operates an environmental testing laboratory in Tampa, Florida.

MID-CONTINENT

Mid-Continent owns an office building in Oklahoma City, Oklahoma.

ITEM 3.  LEGAL PROCEEDINGS

       1. In Re: Fuel And Purchased Power Cost Recovery Clause and Generating Performance Incentive Factor, Florida Public Service Commission, Docket No. 970001-EI.

              Review Of Nuclear Outage At Florida Power Corporation's Crystal River Unit 3, Florida Public Service Commission, Docket No. 970261-EI.

       On February 19, 1997, the FPSC approved, subject to refund, an increase of approximately $2 per 1,000 kilowatt hours ("KWH") in the monthly retail residential customer bills for replacement fuel costs associated with the extended outage of CR3. This increase covers replacement fuel for the period from September 2, 1996 through March 31, 1997. At a later time, Florida Power plans to request FPSC approval of additional replacement fuel charges for the period from April 1, 1997 to the date the unit eventually restarts, which is expected to occur by year-end 1997.

       In conjunction with approving the $2 adjustment, the FPSC instituted an investigation concerning the reasons for the current outage. On February 28, 1997, the FPSC issued an order establishing procedures for this docket. On March 19, 1997, Florida Power filed a preliminary report outlining the specific actions and circumstances that led to the shut-down of CR3 on September 2, 1996, and the reasons why Florida Power determined that it was necessary to keep CR3 down for an extended outage. The schedule also calls for a hearing in June 1997, with a final FPSC decision in August 1997.

Purchased Power Contracts

Florida Power has entered into purchased power contracts with certain cogenerators which provide for capacity and energy payments. Florida Power has interpreted the pricing provision in these contracts to allow it to pay an as-available energy price rather than a higher firm energy price when the avoided unit upon which the contract is based would not have been operated. Four cogenerators filed suit against Florida Power over the level of payments made by Florida Power under the contracts. Florida Power has entered into settlement agreements with three of the four cogenerators, two of which are awaiting certain approvals from the FPSC and others. The settlement agreements generally provide for a mutually agreed upon methodology for computing the energy payments under the contracts, and a reduction of the length of terms of the contracts. Additional details regarding the legal proceedings with these four cogenerators are covered in paragraphs 2-5 below:

       2. Pasco Cogen, Ltd. v. Florida Power Corporation, Florida Circuit Court, Sixth Judicial Circuit for Pasco County, Case No. 94-5331-CA-DIV-Y.

              In re: Petition for Expedited Approval of Settlement with Pasco Cogen, Ltd., Florida Public Service Commission, Docket No. 961407-EI.

       On October 14, 1994, Florida Power was served with a complaint brought by Pasco Cogen, Ltd. ("Pasco") seeking declaratory relief with respect to the pricing provision in its cogeneration contract and unspecified damages for breach of contract and violations of antitrust laws. In October 1996, Florida Power and Pasco resolved their dispute by executing a final settlement agreement, subject to approval by the FPSC and lenders to Pasco. On March 20, 1997, the FPSC's staff issued a primary recommendation in favor of approving the settlement and two alternative recommendations against the settlement. The FPSC is scheduled to make its decision regarding the petition in April 1997.

       3. NCP Lake Power, Inc. v. Florida Power Corporation, Florida Circuit Court, Fifth Judicial Circuit for Lake County, Case No. 94-2354-CA-01.

              In re: Petition for Expedited Approval of Settlement with Lake Cogen, Ltd., Florida Public Service Commission,
              Docket No. 961477-EQ.

              Lake Interest Holdings, Inc. v. Lake Cogen, Ltd., NCP Lake Power, Inc., Lake Investments, L.P. and Florida Power Corporation, Fifth Judicial Circuit for Lake County, Florida, Case No. 97-549-CA-01.

       In October 1996, Florida Power was served with a complaint brought by NCP Lake Power, Inc. ("Lake") seeking unspecified damages for breach of contract with respect to the pricing provision in its cogeneration contract. In December 1996, Florida Power and Lake resolved their dispute by executing a final settlement agreement, subject to approval by the FPSC and lenders to Lake. The settlement agreement was executed by NCP Lake Power, Inc., as general partner of Lake Cogen, Ltd. On March 11, 1997, Florida Power was served with a complaint filed by Lake Interest Holdings, Inc., a partner of Lake Cogen, Ltd., alleging among other things that the settlement agreement was signed without authority and is void and of no force and effect, and seeking declaratory relief, attorneys fees and costs. On March 21, 1997, Florida Power moved to dismiss Lake Interest Holdings' claim against Florida Power, to consolidate the two Lake County circuit court cases, and for an order ratifying and enforcing its settlement agreement.

       4. Orlando Cogen (1), Inc. and Orlando Power Generation I Inc., as general partners of and on behalf of Orlando CoGen Limited, L.P. v. Florida Power Corporation, U.S. District Court, Middle District of Florida, Orlando Division, Case No. 94-303-CIV-ORL-22.

              In re: Petition for approval of an early termination amendment to negotiated qualifying facility contract with Orlando CoGen Limited, FPSC Docket No. 970002-EI.

       On March 10, 1994, the general partners of Orlando CoGen Limited, L.P. ("OCL") filed suit against Florida Power seeking an order directing Florida Power to pay the capacity payment under its cogeneration contract and unspecified damages under federal and state antitrust laws. In February 1996, the parties executed a final settlement agreement, which was approved by the FPSC and OCL's lenders. In October 1996, Florida Power filed a petition for approval of an early termination amendment to reduce the term of the cogeneration contract from 30 to 20 years, expiring 2013. In January 1997, the FPSC issued a preliminary order denying the petition to reduce the term of the contract, citing among other things that the projected benefits of the early termination were overly sensitive to certain assumptions and would not be realized until too far into the future. Florida Power has requested a hearing on this matter.

       5. Metropolitan Dade County and Montenay Power Corp. v. Florida Power Corporation, Circuit Court of the Eleventh Circuit for Dade County, Florida, Case No 96-09598-CA-30.

              Metropolitan Dade County and Montenay Power Corp. v. Florida Progress Corporation, Florida Power Corporation and Electric Fuels Corporation, U.S. District Court, Southern District, Miami Division, Florida, Case No 96-594-CIV-LENARD.

       On February 13, 1996, Metropolitan Dade County ("Dade") and Montenay Power Corp. ("Montenay") filed a complaint in the Circuit Court of the Eleventh Circuit for Dade County, Florida, seeking a declaratory judgment that their interpretation of the energy pricing provision in the cogeneration contract is correct, and damages in excess of $1.3 million for breach of that contract. No court schedule has as yet been set in this case. On May 14, 1996, Dade and Montenay lodged a complaint against Florida Power in the U.S. District Court for the Southern District, Miami Division, based on essentially the same facts as presented in the state court case, but alleging violations of federal antitrust laws and demanding unspecified treble damages. The current schedule established by the court contemplates a trial commencing in December 1997. In March 1997, the plaintiffs amended the federal court case to include Florida Progress and Electric Fuels.

       6. In re: Standard Offer Contract for the purchase of firm capacity and energy from a qualifying facility between Panda-Kathleen, L.P. and Florida Power Corporation, FPSC Docket No. 950110-EI.

       On January 23, 1995, Florida Power petitioned the FPSC for a declaratory statement that Florida Power's standard offer contract is not available to Panda-Kathleen, L.P. ("Panda L.P.") if it constructs a 115 MW cogeneration facility. In May 1996, the FPSC ruled that Panda L.P.'s proposed 115 MW facility does not comply with the 75 MW limitation contained in the FPSC's standard offer rules, and that Florida Power is required to make capacity payments only for 20 years rather than 30 years. In June 1996, Panda L.P. appealed this order to the Florida Supreme Court. Oral arguments were held in February 1997 and the Supreme Court is expected to render a decision in the first half of 1997.

       7. Florida Power Corporation v. Panda-Kathleen Corp., United States District Court for the Middle District of Florida, Tampa, Division, Case No. 95-2145-CIV-T-25-B.

       In late 1995, Panda-Kathleen Corp. ("Panda Corp.") threatened Florida Power with litigation, alleging that Florida Power tortiously interfered with Panda Corp.'s rights by contracting with the City of Lakeland, Florida for certain rights to transport natural gas over an interstate natural gas pipeline. No legal action was taken by Panda Corp., but on December 27, 1995, Florida Power filed a complaint in the U.S. District Court for the Middle District of Florida seeking declaratory and other relief in response to Panda Corp.'s allegations. The current schedule, which the court is expected to revise, calls for a trial in the second quarter of 1997.

       8. In re: Petition for expedited approval of an agreement to purchase the Tiger Bay cogeneration facility and terminate the related purchased power contracts, FPSC Docket No. 970096-EQ.

       On January 22, 1997, Florida Power petitioned the FPSC for approval of an agreement between the Tiger Bay Limited Partnership ("Tiger Bay") and Florida Power. Tiger Bay is Florida Power's largest cogeneration power supplier, representing 220 MW (21%) of the 1050 MW of total capacity that it receives from 16 cogenerators. The agreement provides for the purchase of the Tiger Bay cogeneration facility and related assets by Florida Power, resulting in the termination of five separate purchased power agreements under which Florida Power purchases power produced by the facility. Florida Power has requested authority to recover the purchase price over a period not to exceed five years, through Florida Power's capacity cost recovery clause. Florida Power also requested that it be allowed to recover the cost of fuel consumed by the Tiger Bay facility through Florida Power's fuel and purchased power cost recovery clause. Florida Power has asked the FPSC to expedite its consideration of this petition in order to satisfy the conditions precedent for closing the agreement on or before July 1, 1997. The FPSC has scheduled this matter for hearing in April 1997, with a decision to be rendered in June 1997.

       9. Northern States Power Company, et al., v. United States Department of Energy, Case Number 97-1064, U.S. Court of Appeals, D.C. Circuit.

       On January 31, 1997, Florida Power joined approximately 35 other utilities with nuclear plants in an action brought against DOE under the Nuclear Waste Policy Act ("NWPA") to suspend payments to the Nuclear Waste Fund. Under the NWPA and contracts between utilities (including Florida Power) and DOE, utilities are required to make payments into the Nuclear Waste Fund based on the KWH of electricity generated by and sold from nuclear plants. In exchange, the NWPA and those contracts require DOE to begin accepting utilities' SNF by January 31, 1998. The U.S. Court of Appeals for the District of Columbia Circuit recently confirmed DOE's unconditional statutory and contractual responsibility to take SNF by January 31, 1998. See Indiana Michigan Power Co. v. DOE, 88 F.3d 1272 (D.C. Cir. 1996). In December 1996, DOE announced that it would be unable to meet its court-affirmed obligation to commence disposing of SNF by January 31, 1998 and conceded that a national high-level waste repository will not be available until 2010. The utilities request that, in view of DOE's recent announcement, the court issue a declaration that the utilities are relieved of their reciprocal obligation to pay fees into the Nuclear Waste Fund and are authorized to place those fees into escrow accounts unless and until DOE commences disposing of SNF.

       Failure of DOE to accept SNF will not immediately affect Florida Power, which has sufficient on-site temporary storage capacity for SNF through the year 2010. If, however, DOE does not begin accepting SNF, eventually Florida Power will be forced to seek other temporary storage options.

       10. Florida Power Corp. v. United States, United States Court of Federal Claims, Case No. 96-702C.

       In November 1996, Florida Power filed suit against the United States alleging breach of contract and illegal taking of property without just compensation. Florida Power seeks more than $7.5 million in damages, plus interest, and has requested declaratory and injunctive relief.

   The suit arises out of several contracts under which the United States provided Florida Power uranium enrichment services at fixed prices. After Florida Power fully paid for all such services under the contracts, the United States, through congressional legislation enacted in 1992, imposed a retroactive price increase on the completed enrichment services contracts in order to fund the decontamination and decommissioning of the United States' gaseous diffusion uranium enrichment facilities. The United States is collecting this increase through an annual "special assessment" levied on all utilities that had enrichment services contracts with the United States. Collection of the special assessments began in 1992 and is scheduled to continue for a fifteen-year period.

       To date, Florida Power has paid more than $7.5 million in special assessments. If the payments continue for the full fifteen year period, they will increase the cost of Florida Power's contracts by a total of more than $23 million. In its complaint, Florida Power is seeking (1) an order declaring that all special assessments are unlawful, (2) an injunction prohibiting the United States from collecting future special assessments, and (3) an award of more than $7.5 million, plus interest, as damages for the United States' wrongful acts.

       In December 1996, the court granted the parties' joint motion to stay proceedings in this matter until 45 days after the entry of a final judgement in Yankee Atomic Electric Co. v. United States, 33 Fed. Ct. 580 (1995), which is now on appeal to the U.S. Court of Appeals, No. 96-5021-5025. That case is similar to Florida Power's suit. A decision in the Yankee Atomic Electric matter is expected in the second quarter of 1997.

       11. Wanda L. Adams, et. al. v. Florida Power Corporation and Florida Progress Corporation, U.S. District Court, Middle District of Florida, Ocala Division; Case No. 95-123-CIV-OC-10.

       In October 1995, Florida Power and Florida Progress were served with a multi-party lawsuit involving 17 named plaintiffs. Subsequent motions to the case seek to add 39 additional plaintiffs. If successful, the motions would increase the total number to 56 named plaintiffs. The plaintiffs, all former Florida Power employees, generally allege age discrimination in violation of the Age Discrimination in Employment Act and wrongful interference with pension rights in violation of the Employee Retirement Income Security Act as a result of their involuntary terminations. While no dollar amount is requested, each plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys' fees.

       In November 1995, Florida Power filed its answer, a motion to dismiss Florida Progress, and a counterclaim against the plaintiffs who signed a career transition agreement and general release, promising, among other things, not to sue Florida Power with respect to this matter.

       On October 29, 1996, the court approved a joint stipulation whereby it provisionally certified the case as a class action. As a result, a notice was sent to all former employees terminated during Florida Power's recent reduction-in-force who were over the age of forty at the time of their terminations. The notice informed those persons of the existence of the lawsuit and of their 90 day right to "opt-in." A status conference is scheduled for April 22, 1997.

       12.    Gulf Power et al v. United States and the Federal
              Communications Commission, U.S. District Court, Northern
              District of Florida, Pensacola Division, Case No. 3:96-CV-381-LAC.

       On July 30, 1996, Florida Power, together with six other electric utilities, filed the above-referenced suit against the United States challenging the constitutionality of the pole attachment amendments to the Telecommunications Act of 1996. The suit seeks a declaration that the act's requirements are unconstitutional because they impose a mandatory obligation on utilities to provide access to poles they own or control to cable television and telecommunications service providers without providing just compensation for this use. The suit also seeks a permanent injunction against the Federal Communications Commission preventing it from enforcing the mandatory access provision.

       On October 11, 1996, the United States and the Federal Communications Commission filed their answers and asked the court to dismiss the case with prejudice.

       13.    Sanford Gasification Plant Site, Sanford, Florida

   The Sanford gasification site is a former manufactured gas plant site located in the city of Sanford, Florida. It began operation in the 1880's and continued through the early 1950's. Originally owned by Southern Utilities Company, the plant was purchased in 1924 by the City of Sanford, then sold again in 1928 to Sanford Gas Company. Sanford Gas Company, which merged into Florida Power in 1944, operated the plant until 1946 when it was sold to South Atlantic Gas Company (now known as Atlanta Gas Light Company). The plant was conveyed three more times, being purchased by the current owner, Florida Public Utilities Company ("FPUC"), in 1965. The FDEP began investigating the site in 1990. FPUC subsequently initiated an action styled FPUC v. Florida Power, Florida Power &

Light, Atlanta Gas Company and City of Sanford, Florida, United States District Court for the Middle District of Florida, Orlando Division, Civil Action No. 92-115-CIV-ORL-19, seeking contribution from former owners or operators of the site, including Florida Power. The complaint alleged that Florida Power's liability was based on prior ownership and operation of the gasification plant between the years 1928 and 1946. This action was dismissed without prejudice in February 1995.

       In response to the FDEP, the parties to the action initiated by FPUC had a contamination assessment conducted. The report of this assessment was forwarded to FDEP in February 1994. The FDEP reviewed the report and issued its site prioritization report, scoring the site with regard to the national priorities list. Currently, the site is evaluated at 25.9 with 28.5 as the threshold for listing the site on the national priorities list.

       The EPA is performing a supplemental study of nearby Lake Monroe to determine if contamination exists in the water or sediment. If associated contamination is confirmed, the site could score over the 28.5 threshold, thereby causing the EPA to add this site to the EPA's National Priorities List of sites that require cleanup. The EPA is expected to coordinate with the FDEP in scoring the site.

       Florida Power cannot at this time reasonably ascertain its share of the costs of cleaning up this site because of variables beyond its control, including: (i) whether the EPA will score nearby Lake Monroe above 28.5, thus placing the site under federal regulations and possibly requiring a more costly cleanup; (ii) whether litigation will ensue to determine the allocation of liability, and if so, among what number of other PRPs; and (iii) the cost of potential cleanup, monitoring or other work. Although estimates of any additional costs are not available, the results of the EPA's additional testing is not expected to have a material effect on Florida Power's financial position, operations or liquidity. This matter is being reported because liability for the cleanup of certain sites is technically joint and several and because the extent to which other parties will ultimately share in the cleanup costs at this site is not yet determinable. For further information regarding contaminated site cleanup, see Note 11 to the Financial Statements.

       14. Peak Oil Company, Missouri Electric Works, 62nd Street, AKO Bayside, Bluff Electric and Sidney Mine Superfund Sites.

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

       In 1996, Florida Power settled the Sydney Mine Superfund site litigation. In connection with the settlement, Florida Power paid approximately $56,000 in exchange for a release from liability in connection with the site. For further information regarding contaminated site cleanup, see Note 11 to the Financial Statements.

       15.    Peak Oil Company and Zellwood Groundwater Superfund Sites.

       In 1992, Florida Progress was notified by the EPA that Progress Packaging Corporation ("Progress Packaging") is or could be a PRP in reference to the Zellwood Groundwater site. Florida Progress sold the assets of Progress Packaging in 1988. Based upon the information presently available, Florida

Progress believes that its total liability for the cleanup of this site will not be material. The EPA recently issued Special Notice Letters to newly identified PRPs. To date, Florida Progress has not received such a letter. Florida Progress has been advised orally by the EPA that if Florida Progress did not receive such a letter then Progress Packaging will not be held liable for any damages related to this matter. Florida Progress is currently awaiting written confirmation from the EPA that Progress Packaging was not mailed a letter naming it as a PRP, as none has been received to date. For further information regarding contaminated site cleanup, see Note 11 to the Financial Statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.
                                   PART II


ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
                               FLORIDA PROGRESS

Florida Progress' common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange. The high and low price per share of Florida Progress' common stock for each quarterly period and the dividends per common share paid on shares of Florida Progress' common stock during the last two fiscal years appear in Item 8 on the "Quarterly Financial Data" table for Florida Progress at the end of the Notes to the Financial Statements, and is incorporated herein by reference.

In February 1997, Florida Progress' Board announced an increase of about 2% in the common stock quarterly dividend, which on an annual basis would increase the dividend from $2.06 to $2.10 per share. In 1996, Florida Progress' dividend payout ratio from continuing operations was 79% of earnings. Information concerning the Florida Progress dividend payout ratio and dividend policy is set forth in Item 7 "MD&A - Liquidity and Capital Resources".

Florida Progress' Restated Articles of Incorporation, as amended, do not limit the dividends that may be paid on its common stock. However, the primary source for payment of Florida Progress' dividends consists of dividends paid to it by Florida Power. Florida Power's Amended Articles of Incorporation, as amended, and its Indenture dated as of January 1, 1944, as supplemented, under which it issues first mortgage bonds, contain provisions restricting dividends in certain circumstances. At December 31, 1996, Florida Power's ability to pay dividends was not limited by these restrictions.

Florida Progress and Progress Capital have entered into a Second Amended and Restated Guaranty and Support Agreement dated as of August 7, 1996, pursuant to which Florida Progress has unconditionally guaranteed the payment of Progress Capital's debt (as defined in the agreement).

The approximate number of equity security holders of Florida Progress is as follows:
                                  Number of Registered Holders*
       Title of Class                 as of December 31, 1996
------------------------------     ----------------------------
Common Stock without par value                54,195

* The computation of registered holders includes record holders as well as individual positions in the Progress Plus Stock Plan.

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

Florida Power's Amended Articles of Incorporation, as amended, and its Indenture dated as of January 1, 1944, as supplemented, under which it issues first mortgage bonds, contain provisions restricting dividends in certain circumstances. At December 31, 1996, Florida Power's ability to pay dividends was not limited by these restrictions.

ITEM 6.  SELECTED FINANCIAL DATA

                                        Annual Growth Rates
                                           (in percent)
                                            1991-1996      1996      1995      1994      1993      1992      1991
 ------------------------------------------------------------------------------------------------------------------
 FLORIDA PROGRESS CORPORATION
 Summary of operations (in millions)
      Utility revenues                           7.0     $2,393.6  $2,271.7  $2,080.5  $1,957.6  $1,774.1  $1,718.8
      Diversified revenues (continuing)         27.5        764.3     736.1     644.8     430.3     281.1     263.8
      Income from continuing operations          8.0        250.7     238.9     212.0     196.0     183.8     167.9
      Income (loss) from discontinued
         operations and change in accounting                (26.3)       -         -        0.6      (8.1)      4.2
      Net income                                 6.4        224.4     238.9     212.0     196.6     175.7     172.1
 ------------------------------------------------------------------------------------------------------------------
 Balance sheet data (in millions):
      Total assets                               2.7     $5,348.4  $5,550.4  $5,453.1  $5,338.0  $4,978.8  $4,683.4
      Capitalization:
            Short-term capital                 (43.0)    $   39.0    $173.7    $ 99.9    $195.2    $177.6     $60.8
            Long-term debt                       6.7      1,776.9   1,662.3   1,835.2   1,840.5   1,651.3   1,631.8
            Preferred stock                    (32.2)        33.5     138.5     143.5     148.5     216.0     231.0
            Common stock equity                  6.2      1,924.2   2,078.1   1,984.4   1,820.5   1,737.6   1,587.7
 -------------------------------------------------------------------------------------------------------------------
                  Total capitalization            .6     $3,773.6  $4,052.6  $4,063.0  $4,004.7  $3,782.5  $3,511.3
 -------------------------------------------------------------------------------------------------------------------
 Common stock data:
      Average shares outstanding (in millions)   4.7         96.8      95.7      93.0      88.3      85.4      80.8
      Earnings per share:
            Utility                              2.2         $2.40     $2.27     $2.05     $2.06     $1.99     $2.03
            Diversified (continuing)             7.9           .19       .23       .23       .16       .21       .11
            Discontinued operations and change
              in accounting                                   (.27)      -         -         .01      (.14)     (.01)
            Consolidated                         1.6          2.32      2.50      2.28      2.23      2.06      2.13
      Dividends per common share                 3.0          2.06      2.02      1.99      1.95      1.905     1.843
      Dividend payout                                        88.9%     81.0%     87.7%     87.6%     93.0%     87.0%
      Dividend yield                                          6.4%      5.7%      6.7%      5.9%      5.9%      6.0%
      Book value per share of common stock       1.6        $19.84    $21.55    $20.85    $20.40    $19.85    $19.14
      Return on common equity                                10.9%     11.8%     11.1%     11.1%     10.6%     11.4%
 --------------------------------------------------------------------------------------------------------------------
      Common stock price per share:
            High                                            36 3/8    35 3/4    33 5/8    36 3/8    33 1/4    31 1/2
            Low                                             31 5/8    29 3/8    24 3/4    31 1/4    27 7/8    24 3/8
            Close                                4.8        32 1/4    35 3/8    30        33 5/8    32 5/8    31 1/4
      Price earnings ratio (year-end)                        13.9      14.2      13.2      15.1      15.8      14.7
---------------------------------------------------------------------------------------------------------------------
 Other year-end data:
      Number of employees                       (1.9)       7,291     7,174     7,394     7,825     7,301     7,350
---------------------------------------------------------------------------------------------------------------------

                            [CONTINUED ON NEXT PAGE]



                                        Annual Growth Rates
                                           (in percent)
                                            1991-1996      1996      1995      1994      1993      1992      1991
 ------------------------------------------------------------------------------------------------------------------
 FLORIDA POWER CORPORATION
 Electric sales (million of KWH)
      Residential                                4.5     15,481.4  14,938.0  13,863.4  13,372.6  12,825.8  12,623.9
      Commercial                                 3.8      8,848.0   8,612.1   8,252.1   7,884.8   7,544.1   7,489.2
      Industrial                                 4.1      4,223.7   3,864.4   3,579.6   3,380.8   3,254.5   3,303.0
      Total retail sales                         4.4     30,784.8  29,499.5  27,675.2  26,528.3  25,414.0  25,179.1
      Total electric sales                       4.3     33,492.5  32,402.6  30,014.6  28,647.8  27,375.5  27,350.2
---------------------------------------------------------------------------------------------------------------------
 Residential service (average annual):
      KWH sales per customer                     1.9     13,560    13,282    12,597    12,420    12,214    12,257
      Revenue per customer                       4.9     $1,138    $1,114    $1,038      $983      $884      $899
      Revenue per KWH                            2.7     $0.0839   $0.0839   $0.0824   $0.0792   $0.0724   $0.0733
---------------------------------------------------------------------------------------------------------------------
 Financial Data:
      Operating revenues                         7.0     $2,393.6  $2,271.7  $2,080.5  $1,957.6  $1,774.1  $1,718.8
      Net income after dividends
        on preferred stock                       7.2     $  232.6    $217.3    $190.7    $181.5    $170.2    $164.1
      Total assets                               3.2     $4,264.0  $4,284.9  $4,284.5  $4,259.5  $3,980.6  $3,643.2
      Long-term debt and preferred stock
        subject to mandatory redemption          1.3     $1,296.4  $1,304.1  $1,393.8  $1,433.6  $1,318.3  $1,213.1
      Total capitalization including
        short-term debt (in millions)            3.4     $3,180.8  $3,202.2  $3,265.4  $3,240.4  $3,029.2  $2,692.2
      Capitalization ratios:
        Short-term capital                     (10.6)       0.8%      1.0%      2.8%      5.3%      4.4%      1.4%
        Long-term debt                          (0.3)      40.8%     39.9%     41.7%     43.1%     40.8%     41.4%
        Preferred stock                        (35.0)       1.0%      4.3%      4.4%      4.6%      7.1%      8.6%
        Common stock equity                      3.4       57.4%     54.8%     51.1%     47.0%     47.7%     48.6%
      Ratio of earnings to fixed charges
        (SEC method)                             4.3        4.80      4.41      3.90      3.83      3.84      3.87
      Embedded cost of long-term debt           (1.9)       7.2%      7.2%      7.1%      6.8%      7.5%      7.7%
      Embedded cost of preferred stock          (8.7)       4.6%      6.8%      6.8%      6.8%      7.3%      7.3%
---------------------------------------------------------------------------------------------------------------------
 Operating Data:
  Net system capacity (MW)                       2.2       7,341     7,347     7,295     7,563     7,002     6,623
  Net system peak load (MW)                     11.9       8,807     7,722     6,955     6,729     6,982     6,056
  Capital expenditures (in millions)            (3.9)     $217.3    $283.4    $319.5    $426.4    $472.9    $345.9
  Net cash flow to capital expenditures         20.2        175%      125%      103%       63%       52%       66%
  Fuel cost per million BTU                      1.5       $2.04     $1.69     $1.75     $1.79     $1.86     $1.89
  Average number of customers                    2.6   1,292,075 1,271,784 1,243,891 1,214,653 1,182,170 1,159,237
  Number of full-time employees                 (3.6)      4,629     4,658     4,972     5,807     5,806     5,677
---------------------------------------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Florida Progress' 1996 consolidated earnings from continuing operations were $250.7 million, or $252.4 million before nonrecurring items. This compares with $238.9 million in 1995 and $212 million in 1994. Florida Power earned $232.6 million in 1996, compared with $217.3 million in 1995 and $190.7 million in 1994. Earnings from continuing diversified operations were $19.8 million in 1996, compared with $21.6 million in 1995 and $21.3 million in 1994.

                               EARNINGS PER SHARE
                                               1996        1995        1994
 ------------------------------------------------------------------------------
   Florida Power Corporation                  $2.40       $2.27       $2.05
 ------------------------------------------------------------------------------
   Electric Fuels Corporation                   .28         .25         .25
   Mid-Continent Life Insurance Co.             .02         .07         .08
   Other                                       (.09)       (.09)       (.10)
 ------------------------------------------------------------------------------
   Diversified                                  .21         .23         .23
   Continuing operations before
     nonrecurring items                        2.61        2.50        2.28
   Provision for loss on
      coal properties                          (.26)        -           -
   Gain on sale of business                     .24         -           -
 ------------------------------------------------------------------------------
   Total continuing operations                 2.59        2.50        2.28
   Discontinued operations                     (.27)        -           -
 ------------------------------------------------------------------------------
   Consolidated                               $2.32       $2.50       $2.28
 ------------------------------------------------------------------------------

Florida Power's 1996 earnings per share were up 5.7% over 1995 primarily due to continued customer growth. Residential customer growth of about 2% in 1996 continues to have the most significant effect on Florida Power's earnings growth.

Contributing to Florida Power's 1996 earnings growth were lower interest and preferred dividend charges for 1996, compared with 1995. Lower debt balances resulting from improved cash flow and the redemption of preferred stock lowered these costs by $10 million.

The increase in 1995 earnings per share when compared with 1994 was due in part to certain charges in 1994 that related to work-force reductions and the write-off of a proposed natural gas pipeline project. These charges totaled $15.4 million, or $.16 per share, in 1994.

In 1996, Florida Progress made significant strides toward accomplishing its objective of divesting itself of businesses that are not strategically related to its core businesses - Florida Power, the electric utility, and Electric Fuels, its energy and transportation subsidiary.

In December 1996, Florida Progress completed the divestiture of Echelon, formerly Progress Credit, through a tax-free stock dividend. As a part of this transaction, Florida Progress recorded a $26.3-million charge to earnings for the write-down of certain assets of Echelon and other costs associated with the divestiture. Echelon is reported as discontinued operations. (See Note 10 to the Financial Statements.)

In December 1996, Florida Progress sold its 80% interest in Advanced Separation Technologies, Inc. for $56 million and realized an after-tax gain of $23.5 million, or $.24 per share.

Mid-Continent's earnings have declined in each of the last three years primarily due to declining sales of its primary life insurance product and higher death-benefit claims.

In December 1996, Electric Fuels recorded a $25.2-million after-tax charge to earnings to establish a provision for loss on its unprofitable coal properties, now available for sale. The provision was necessary because management did not consider the unfavorable market conditions for low-sulfur coal to be temporary.

The financial return on Florida Power's common equity was 12.9% in 1996, compared with 12.7% in 1995 and 11.9% in 1994. Increases in retail energy sales and tight control over costs are enabling Florida Power to maintain its return on equity and continue its earnings growth. Florida Progress' diversification strategy has centered on growing Electric Fuels. Return on equity from the energy and transportation subsidiary, before its provision for loss on coal properties, was 14% in 1996, 13.8% in 1995 and 14.5% in 1994.

FLORIDA POWER CORPORATION

Utility Competition

In 1996, the FERC issued new rules on transmission service to facilitate competition in wholesale generation on a nationwide basis. The rules give greater flexibility and more choices to wholesale power customers. (See Note 1 to the Financial Statements.)

Florida Power established a Power Marketing organization as part of its response to the new rules issued by federal regulators. The rules are designed to encourage increased competition in the wholesale power market.

In 1995, Florida Power was successful in obtaining a three-year agreement to provide an additional 455 MW of power to Seminole Electric Cooperative, Inc., beginning in 1999. The cooperative is Florida Power's largest wholesale customer. The contract will increase annual wholesale revenues by more than 40% and is projected to expand this market segment to about 8% of total sales in 1999.

A major portion of Florida Power's retail business is covered under terms of franchise agreements with municipalities and counties. In 1996, 15 franchise customers elected early renewal of their 30-year agreements with Florida Power while five amended their existing agreements. The utility believes quality service and competitive rates will continue to be important factors as other franchise agreements come up for renewal. No franchise agreements representing significant revenues are due to expire before the year 2000.

The power generation segment of the electric power business is expected to be the most competitive in a deregulated environment. While Florida Power's total production costs are comparable with the other investor-owned utilities in Florida, the utility is committed to further improving the efficiency of its power plants. In 1998, a new 470-MW natural gas-fired combined-cycle power plant is planned to be in service. It is expected to be one of the most cost-effective plants in the country.

The pace of change in the electric utility industry continued to accelerate in 1996. Today, there are a record number of mergers pending in the industry. Many U.S. electric utilities are merging or forming alliances with utilities overseas or investing in international projects. Several states are pursuing electric utility restructuring plans to provide retail customers with a choice for their energy suppliers.

The momentum for retail competition has not been as strong in Florida as it has been in other states, where some provisions for retail choice have been passed. Competitive electric rates and the comparatively small number of large industrial and commercial customers are the main reasons there has been less incentive for change in Florida. There is proposed federal legislation that could be enacted in the next couple of years that would expedite the development of retail customer choice in all states.

Florida Power is regulated by the FPSC and the FERC. The utility is able to capitalize or defer certain costs or revenues if it is probable these items will be recovered through the ratemaking process. In the future, regulatory changes due to competition or other reasons could result in the write-off of regulatory assets and liabilities.

Florida Power is committed to providing high-quality, cost-competitive service in order to retain customers while, at the same time, developing new products and services that will attract new customers.

Utility Revenues and Sales

Florida Power's operating revenues were $2.4 billion in 1996, compared with $2.3 billion in 1995 and $2.1 billion in 1994. Revenues rose in 1996 and in 1995, primarily because of customer growth and continued improvement in the economy.

The utility's retail KWH sales increased 2.9% in 1996 and 7.8% in 1995. Residential customer growth was about 2% in 1996 and in 1995. Florida Power's annual customer growth rate continues to be twice the national average for electric utilities.

Beginning in 1995, Florida Power was ordered by the FPSC to conduct a three-year test of residential revenue decoupling. This ratemaking concept is designed to eliminate the direct link between KWH sales and revenues. Under revenue decoupling, abnormal weather does not impact earnings from residential sales, which represents the single-largest customer group for Florida Power. A change in customer usage due to extreme heating or cooling conditions will not have a material effect on Florida Power's earnings, whereas customer growth and higher usage due to nonweather-related factors can affect earnings. (See Note 1 to the Financial Statements.)

Under Florida Power's revenue decoupling plan, the utility recorded a regulatory liability of $3.6 million for 1996 and $18.7 million for 1995.

Fuel and Purchased Power

Fuel and purchased power costs primarily are recovered through an adjustment recovery clause established by state and federal regulators. Fluctuations in these costs have little impact year to year on net income, but could become increasingly important in a more competitive environment.

Fuel and purchased power costs increased $152.2 million in 1996. This increase was offset by the deferral of $82.3 million, which is recorded as a regulatory asset. The increase resulted primarily from the need for replacement power due to an extended maintenance outage at the CR3 nuclear plant.

In February 1997, the FPSC approved Florida Power's request to increase fuel rates to recover the deferred costs of replacement power incurred through March 1997. In conjunction with this approval, the FPSC ordered its staff to begin an immediate investigation concerning the reasons for CR3's current outage. The additional revenues generated by the increased fuel rates associated with the extended outage are subject to refund pending the outcome of this investigation. Florida Power estimates that replacement fuel costs related to that outage are approximately $10 million per month, with weather and the availability of alternative energy sources being the principal factors that can affect actual costs. Florida Power expects to file an additional request with the FPSC for replacement power costs that are incurred after March 1997. Management believes it is probable that the FPSC, after completing its investigation, will approve the recovery of replacement power costs incurred during the entire outage. For additional information regarding the FPSC's investigation, see paragraph 1 under
Item 3 "Legal Proceedings".

In 1995, fuel and purchased power costs increased $147.7 million over the previous year. This was due to increased purchased power costs and higher system requirements. For 1997, fuel and purchased power costs likely will increase over 1996 because of higher replacement fuel costs associated with the expected unavailability of CR3 for most of 1997.

Florida Power receives 1,050 MW of total capacity from cogeneration facilities. In 1996, Florida Power spent $222 million for purchased power under these contracts. This represented 24% of system fuel and purchased power expenses for the year.

Costs associated with those contracts raised Florida Power's system average cost for generation in 1995 and 1996, and this trend is expected to continue.

Florida Power is continuing to seek ways to mitigate the impact of escalating payments from contracts it was obligated to sign under provisions of the federal Public Utilities Regulatory Policies Act of 1978.

One strategy being pursued is to buy down those contracts that have prices that are projected to be above future market prices. While paying a discounted price today for these future obligations increases costs in the short term, the long-term benefit to ratepayers can be significant.

Florida Power has several purchased power buy-down proposals before state regulators as well as a petition to recover the costs associated with the acquisition of the 220-MW Tiger Bay cogeneration facility and to terminate the purchased power contracts relating to that facility for $445 million. Tiger Bay is Florida Power's largest cogeneration power supplier, representing more than 20% of the 1,050 MW of total capacity Florida Power receives from cogeneration facilities.

Other Utility Expenses

Utility operation and maintenance expenses increased by $19.7 million in 1996. The increase was due primarily to additional costs associated with the extended maintenance outage of CR3 and expenses related to improving service and reliability.

In 1995, operation and maintenance expenses decreased by $18.5 million when compared with the previous year primarily due to companywide cost-reduction efforts. The utility's commitment to cost control has resulted in minimal increases in operation and maintenance costs except for nuclear outage expenses. The utility's goal for 1997 is to limit increases in nonnuclear operation and maintenance costs to less than the national inflation rate.

Recoverable energy conservation program costs decreased by $21.4 million in 1996 and by $20.3 million in 1995 due to a reduction in the credits paid to customers who participate in Florida Power's load management program. The reduction began in April 1995. The change had no significant impact on earnings because Florida Power recovers substantially all of these costs through a clause in electric rates similar to the fuel adjustment clause.

Depreciation expense increased by $30.5 million in 1996 and by $32.2 million in 1995. In 1995, Florida Power began amortizing $23.9 million of accumulated costs for the canceled Lake Tarpon-Kathleen transmission line over a four-year period. However, the utility chose to accelerate amortization and complete the write-off in 1996. Florida Power also wrote off two oil-fired power plants in 1996 that were placed in extended cold shutdown in 1994, increasing depreciation in 1996 by $11.7 million. Other factors contributing to the increase in 1996 were plant additions, primarily distribution facilities. The increase of $32.2 million in 1995 over 1994 was primarily due to increased nuclear decommissioning costs, amortization of accumulated costs for the Lake Tarpon-Kathleen line, and plant additions.

Nuclear Operations

After completing a record performance in 1995 by achieving a capacity factor of 100%, the CR3 nuclear plant was shut down for much of 1996. Beginning in February, the plant underwent a scheduled refueling outage that lasted until May when the nuclear plant returned to service.

In September, an oil pressure problem in the main turbine forced the plant to shut down until repairs could be made. When the repairs were completed in October, Florida Power decided to keep CR3 down to address certain backup safety system design issues.

The primary issue involves an electrical loading problem with one of the plant's two emergency diesel generators that are part of the emergency core cooling system. These generators would be activated in the event there is a loss of off-site power. The utility is assessing several options to address the diesel loading issue and expects to be able to restart the plant by year-end 1997. The NRC established a special panel in late 1996 to provide regulatory oversight to restarting the nuclear plant.

The NRC was critical of the nuclear plant's overall performance in 1996, particularly in the areas of management oversight and engineering. In January 1997, the NRC placed the nuclear plant on its "Watch List" as a plant whose operations will be monitored closely. Florida Power is disappointed with the NRC's action, but remains committed to implementing safe, reliable and cost-effective solutions to resolve the issues.

Florida Power hired two senior nuclear officers and added other personnel to further strengthen the nuclear plant's engineering staff. The utility's nuclear management and staff have developed a thorough corrective action plan that is designed to address those areas identified by regulators as needing improvement. Florida Power's management is confident that its action plan will return CR3 to top performance.

The new nuclear management team is reviewing previous estimates of the operating and maintenance expenses and capital costs associated with the outage. Management believes that it will have sufficient information to provide final estimates of these costs during the second quarter of 1997.

DIVERSIFIED OPERATIONS

For several years, Florida Progress has been executing an orderly withdrawal strategy from those diversified operations no longer related to its core utility and energy and transportation businesses. Two restructuring decisions were made in 1996 that had a significant impact on earnings from diversified operations. The spin-off of Echelon resulted in a $26.3-million after-tax charge to earnings while the sale of Advanced Separation Technologies contributed an after-tax gain of $23.5 million. Another nonrecurring item that affected 1996 diversified earnings was the provision for loss on unprofitable coal properties owned by Electric Fuels. This resulted in an after-tax charge of $25.2 million or $.26 a share.

Electric Fuels Corporation

Electric Fuels, Florida Progress' energy and transportation subsidiary, has three principal business units: energy and related services, inland marine transportation and rail services. Florida Progress continues to build on Electric Fuels' existing operations through internal expansion and by pursuing new market opportunities, primarily with its inland marine transportation and rail services units.

In July 1996, an Electric Fuels subsidiary, Progress Rail Services Corporation ("Progress Rail"), acquired Railcar, Ltd., an Atlanta-based railcar leasing company. In August 1996, Electric Fuels acquired the assets of Mansbach Metal Company, a metal recycling and railcar dismantling, repair, and leasing company based in Ashland, Kentucky. Progress Rail is one of the largest integrated suppliers of rail services in the United States with locations in 14 states. Revenues from rail services in 1996 were $355.5 million, an increase of $33.3 million over 1995. The increase is due to recent acquisitions and increased sales volumes as railroads continue outsourcing portions of their service and repair needs.

Expansion of Electric Fuels' inland marine transportation unit has been achieved primarily through the purchase of river barges. At the end of 1996, the unit operated about 700 inland river barges with a commitment to purchase approximately 200 new high-capacity barges in 1997 and options for additional units in 1998 and beyond if market demand warrants additional expansion. Expansion of the fleet is expected to enable Electric Fuels to increase its market share by focusing on long-term contracts for hauling coal, wood chips, agricultural products and other dry cargoes.

Electric Fuels began purchasing low-sulfur coal properties in the late 1980s as part of a strategy to take advantage of the expected increase in demand for low-sulfur coal. The increase was expected because of more stringent sulfur dioxide emission requirements imposed on electric utilities by the CAAA. The supply of inexpensive low-sulfur coal from mines in the western United States and the low cost of emission allowance credits have kept the price of central Appalachian low-sulfur coal lower than originally projected.

Because these coal market conditions are not considered by management to be temporary, Electric Fuels established a provision for loss on its unprofitable coal properties.

Electric Fuels has a business plan to improve productivity and quality control in its coal operations in 1997. The plan calls for increasing output from Electric Fuels' remaining mines and directing production to higher-profit markets.

Earnings from Electric Fuels in 1996, before the provision for loss on unprofitable coal properties, were $27.1 million, compared with $24 million in 1995 and $22.6 million in 1994. The $3.1-million increase in 1996 was due largely to better results from Electric Fuels' energy and related services operations.

Before the provision for loss on coal properties in 1996, Electric Fuels' earnings yielded a 22% average annual compound earnings growth rate over the last three years and averaged a 14.1% return on equity for the same period. Electric Fuels expects to have a continuation of double-digit earnings growth for the foreseeable future.

Mid-Continent Life Insurance Company

When Mid-Continent was acquired in 1986, it sold a popular, low-priced death-benefit insurance policy. Over the last few years, the insurance industry has become more competitive, resulting in lower sales of new policies at Mid-Continent.

A new management team at Mid-Continent determined that the old product was not adequately priced. In 1996, Mid-Continent replaced its existing principal policy with a new product called "Basic Life." It resembled the old product that had been Mid-Continent's principal policy, but offered more flexibility and guarantees to policyholders at a higher price.

Mid-Continent was hoping to rebuild market share and achieve increased profitability with the "Basic Life" product. Sales of the new policy, however, have not met management's expectations.

In December, Mid-Continent reduced its work force to be able to compete on a more focused and cost-efficient basis. In 1997, Mid-Continent plans to begin an orderly process to resolve the pricing issue that is expected to involve reducing policy dividends and increasing premiums.

Mid-Continent does not fit with the long-term strategic direction of Florida Progress. It is expected to take three to five years for Mid-Continent's business plan to result in sufficient value before Florida Progress can prudently divest this business.

Mid-Continent's earnings in 1996 were $1.9 million, compared with $6.5 million in 1995 and $7.3 million in 1994. Florida Progress does not expect significant future earnings contributions from Mid-Continent.

Other

Florida Progress adopted several new accounting standards during the last three years. (See Note 1 to the Financial Statements.)

Florida Power and a former Florida Progress subsidiary have been notified by the EPA that each is or may be a PRP for the cleanup costs of several contaminated sites. (See Note 11 to the Financial Statements.)

Florida Progress has off-balance sheet risk related to debt of unconsolidated partnerships. (See Note 11 to the Financial Statements.) Even though the inflation rate has been relatively low during the last three years, inflation continues to affect Florida Progress by reducing the purchasing power of the dollar and increasing the cost of replacing assets used in the business. This has a negative effect on Florida Power because regulators generally do not consider this economic loss when setting utility rates. However, such losses are partly offset by the economic gains that result from the repayment of long-term debt with inflated dollars.

LIQUIDITY AND CAPITAL RESOURCES

Cash from operations has been the primary source of capital for Florida Progress. Other sources of capital included proceeds from the sales of properties and businesses, debt financing, issuance of common stock and the orderly withdrawal from Florida Progress' lending and leasing and real estate portfolio.

Florida Progress has been issuing new equity in recent years primarily to fund Florida Power's construction program. Florida Power is forecasting lower construction expenditures in the years ahead. The utility does not expect construction to require any significant increase in equity or debt over the next five years. Because of the reduced equity requirements, Florida Progress' stock purchase plan, the Progress Plus Stock Plan (the "Stock Purchase Plan"), began purchasing shares in the open market instead of issuing new shares beginning in July 1996.

For the first half of 1996 and for all of 1995 and 1994, new equity was issued through the Stock Purchase Plan. During the last three years, Florida Progress raised $103 million of equity capital through the Stock Purchase Plan. In a May 1994 public offering, Florida Progress sold 3.6 million shares of common stock with net proceeds of $92.2 million. In December 1994, Electric Fuels acquired FM Industries, Inc. for 700,000 shares of Florida Progress common stock.

Florida Progress contributed $12.5 million in 1996, $50 million in 1995 and $130 million in 1994 to Florida Power from the proceeds of Florida Progress' public stock offerings and the Stock Purchase Plan. These funds were used to further strengthen Florida Power's financial position.

Florida Progress' capital structure as of December 31, 1996, was 51% common equity, 48.1% debt and .9% preferred stock of Florida Power. Florida Progress' goal is to maintain capital structures for its utility and diversified operations at levels that will enable its subsidiaries to preserve their current credit ratings.

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

  Progress Capital Holdings, Inc.
   Medium-term notes                      A           A2
   Commercial paper                       A-1         P-1

Earnings per share growth over the past three years has allowed Florida Progress to continue its long-standing tradition of increasing the dividend while, at the same time, following the Florida Progress board of director's strategy of lowering the dividend payout ratio. The payout from continuing operations was 79% in 1996 and 81% in 1995. This is down significantly from several years ago.

Florida Progress has increased the dividends paid per share each year for 44 consecutive years. Florida Progress' board realizes, however, that the dividend policy should be evaluated annually, and it does so each February. The board will continue to re-examine the dividend payout policy to ensure that Florida Progress' dividend payout and dividend rate are appropriate, given its business plan and projected earnings growth and the outlook for the electric utility industry.

Florida Progress anticipates sustained earnings growth in the five-year business plan. The level of confidence in earnings growth will continue to be one of several considerations used in setting dividend policy.

In February 1997, Florida Progress' board increased the quarterly cash dividend on Florida Progress common stock by approximately 2%. This board action increased the annual dividend by four cents per share, therefore raising the annual dividend to $2.10 per share.

Florida Power Corporation

Florida Power's construction expenditures in 1996 totaled about $217 million. This was primarily for distribution lines and other facilities related to the utility's growing customer base. Florida Power's five-year construction program totals $1.4 billion for the 1997-2001 forecast period. It includes planned expenditures of $372 million, $307 million, $252 million, $230 million and $269 million for 1997 through 2001. Florida Power expects construction expenditures during this period will be financed with internally generated funds.

Florida Power has agreed to acquire the 220-MW Tiger Bay cogeneration facility and to terminate the purchased power contracts related to that facility for $445 million in 1997, subject to approval by other parties. Tiger Bay is Florida Power's largest cogeneration power supplier. Florida Power plans on financing the Tiger Bay acquisition primarily through debt financing.

The CAAA require electric utilities to reduce sulfur dioxide emissions. Florida Power expects to meet these requirements with minimal capital expenditures.

In 1996, Florida Power's net cash flow to capital expenditures was 175%. In addition to funding its construction commitments with cash from operations, Florida Power receives equity from Florida Progress and accesses the capital markets through the issuance of commercial paper, medium-term notes and first mortgage bonds.

Florida Power has a public $300-million, medium-term note program, providing for the issuance of either fixed or floating interest rate notes, with maturities that may range from nine months to 30 years.

Florida Power's interim financing needs are funded primarily through its commercial paper program. The utility has a 364-day revolving bank credit facility and a five-year facility, $200 million each, which are used to back up commercial paper. (See Note 6 to the Financial Statements.)

Florida Power used additional cash generated by operations to redeem $105 million of preferred stock in 1996 and reduced total debt levels by about $145 million in 1995.

Florida Power's embedded cost of long-term debt was 7.2% as of December 31, 1996 and 1995.

Diversified Operations

Progress Capital, the downstream holding company of Florida Progress, consolidates the collective financial strength of these operations and, with the benefit of a recently amended guaranty and support agreement with Florida Progress, helps to lower the cost of capital of the diversified businesses. Progress Capital funds diversified operations primarily through the issuance of commercial paper and medium-term notes. (See Note 6 to the Financial Statements.)

Progress Capital has a private $300-million, medium-term note program for the issuance of either fixed or floating interest rate notes, with maturities that may range from nine months to 30 years. In 1996, Progress Capital issued $178 million of medium-term notes with maturities ranging from five to 10 years. The proceeds were used mainly to repay $140 million of maturing medium-term notes.

Progress Capital also has two revolving bank credit facilities: a 364-day, $100-million facility and a five-year, $300-million facility. These facilities are used to back up commercial paper. (See Note 6 to the Financial Statements.)

In 1996, total diversified capital expenditures were about $41 million, primarily for operations at Electric Fuels. In 1996, Progress Capital received net proceeds of $53 million from the sale of Advanced Separation Technologies and expended $54 million related to acquisitions made by Electric Fuels or its affiliates.

In 1997, diversified capital expenditures are expected to be about $88 million, with most of these planned expenditures designated for operations of Electric Fuels. The inland marine transportation unit plans to add new barges in 1997 as it continues to take advantage of market opportunities that expand its business.

Electric Fuels' rail services unit is expected to continue to grow by expanding geographically into the midwest and western markets. These expenditures are expected to be funded through cash generated internally and from outside financing sources.

FORWARD-LOOKING STATEMENTS

In this report, Florida Progress has projected the population will grow to 5.1 million in Florida Power's service area by the year 2000, sustained earnings growth of 4% to 5% for Florida Progress over the next five years, and double-digit earnings growth at Electric Fuels. Florida Power has projected that it's CR3 nuclear plant will return to service by year-end 1997. Florida Progress believes that it will take three to five years to rebuild sufficient value in Mid-Continent before that company can be divested at fair value.

Risk Factors

These statements, and any other statements contained in this report that are not historical facts, are forward-looking statements that are based on a series of projections and estimates regarding the economy, the electric utility industry and Florida Progress' other businesses in general, and on key factors which impact Florida Progress directly. The projections and estimates relate to the pricing of services, the actions of regulatory bodies, the success of new products and services, and the effects of competition.

Key factors that have a direct bearing on Florida Progress' ability to attain these projections include continued annual growth in customers, successful cost containment efforts and the efficient operation of Florida Power's existing and future generating units. Also, in developing its forward-looking statements, Florida Progress has made certain assumptions relating to productivity improvements and the favorable outcome of various commercial, legal and regulatory proceedings, and the lack of disruption to its markets.

If Florida Progress' projections and estimates regarding the economy, the electric utility industry and key factors differ materially from what actually occurs, or if various proceedings have unfavorable outcomes, Florida Progress' actual results could vary significantly from the performance projected in the forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITORS' REPORT

To the Shareholders of Florida Progress Corporation and Florida Power Corporation:

We have audited the accompanying consolidated balance sheets of Florida Progress Corporation and subsidiaries, and of Florida Power Corporation, as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the financial statements, we also have audited the financial statement schedules listed in
Item 14 therein. These financial statements and financial statement schedules are the responsibility of the respective managements of Florida Progress Corporation and Florida Power Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida Progress Corporation and subsidiaries, and Florida Power Corporation, as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/KPMG Peat Marwick LLP
---------------------------
KPMG Peat Marwick LLP
St. Petersburg, Florida

January 27, 1997

                                FLORIDA PROGRESS
                         Consolidated Financial Statements

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Income
For the years ended December 31, 1996, 1995 and 1994
(In millions, except per share amounts)

                                              1996      1995      1994
                                           --------- --------- ---------
REVENUES:
   Electric utility                        $2,393.6  $2,271.7  $2,080.5
   Diversified                                764.3     736.1     644.8
                                           --------- --------- ---------
                                            3,157.9   3,007.8   2,725.3
                                           --------- --------- ---------
EXPENSES:
   Electric utility:
      Fuel                                    409.7     431.3     425.6
      Purchased power                         531.6     436.5     294.6
      Energy conservation costs                62.6      84.0     104.3
      Operation and maintenance               413.4     393.7     412.2
      Depreciation                            324.2     293.7     261.5
      Taxes other than income taxes           183.6     176.2     162.8
                                           --------- --------- ---------
                                            1,925.1   1,815.4   1,661.0
                                           --------- --------- ---------
   Diversified:
      Cost of sales                           642.9     624.6     552.1
      Provision for loss on coal properties    40.9        -         -
      Other                                    66.6      58.9      51.1
                                           --------- --------- ---------
                                              750.4     683.5     603.2
                                           --------- --------- ---------
INCOME FROM OPERATIONS                        482.4     508.9     461.1
                                           --------- --------- ---------
INTEREST EXPENSE AND OTHER:
   Interest expense                           135.9     139.4     141.5
   Allowance for funds used during
       construction                            (7.5)     (7.3)    (10.9)
   Preferred dividend requirements
       of Florida Power                         5.8       9.7      10.1
   Gain on sale of business                   (44.2)       -         -
   Other expense (income), net                 (4.2)     (9.9)     (2.4)
                                           --------- --------- ---------
                                               85.8     131.9     138.3
                                           --------- --------- ---------

INCOME FROM CONTINUING OPERATIONS
       BEFORE INCOME TAXES                    396.6     377.0     322.8
   Income taxes                               145.9     138.1     110.8
                                           --------- --------- ---------
INCOME FROM CONTINUING OPERATIONS             250.7     238.9     212.0
DISCONTINUED OPERATIONS, NET OF
       INCOME TAXES                           (26.3)       -         -
                                           --------- --------- ---------
NET INCOME                                 $  224.4  $  238.9  $  212.0
                                           ========= ========= =========

AVERAGE SHARES OF COMMON STOCK
       OUTSTANDING                             96.8      95.7      93.0
                                           ========= ========= =========
EARNINGS PER AVERAGE COMMON SHARE:
   Continuing operations                       $2.59     $2.50     $2.28
   Discontinued operations                      (.27)      -         -
                                           --------- --------- ---------
                                               $2.32     $2.50     $2.28
                                           ========= ========= =========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
December 31, 1996 and 1995
(Dollars in millions)


                                                               1996       1995
                                                            ---------  ---------
ASSETS

PROPERTY, PLANT AND EQUIPMENT:
   Electric utility plant in service and held
       for future use                                       $5,965.6   $5,867.5
   Less:  Accumulated depreciation                           2,335.8    2,179.7
          Accumulated decommissioning for nuclear plant        193.3      165.2
          Accumulated dismantlement for fossil plants          119.6      104.4
                                                            ---------  ---------
                                                             3,316.9    3,418.2
   Construction work in progress                               140.3      131.8
   Nuclear fuel, net of amortization of $356.7
       in 1996 and $348.7 in 1995                               59.9       59.1
                                                            ---------  ---------
      Net electric utility plant                             3,517.1    3,609.1
   Other property, net of depreciation of $173.8
       in 1996 and $157.3 in 1995                              309.3      307.0
                                                            ---------  ---------
                                                             3,826.4    3,916.1
                                                            ---------  ---------
CURRENT ASSETS:
   Cash and equivalents                                          5.2        4.3
   Accounts receivable, net                                    265.0      307.3
   Inventories, primarily at average cost:
      Fuel                                                      67.1       63.0
      Utility materials and supplies                            95.4      101.3
      Diversified materials                                    125.5      111.0
   Underrecovery of fuel costs                                  82.6         .3
   Other                                                        48.2       41.6
                                                            ---------  ---------
                                                               689.0      628.8
                                                            ---------  ---------
DISCONTINUED OPERATIONS:
   Advances to discontinued operations                            -       116.0
   Net assets of discontinued operations                          -       200.8
                                                            ---------  ---------
                                                                  -       316.8
                                                            ---------  ---------
OTHER ASSETS:
   Investments:
      Loans receivable, net                                     68.1       31.5
      Marketable securities                                    217.9      188.2
      Nuclear plant decommissioning fund                       207.8      161.1
      Joint ventures and partnerships                           41.9       33.9
   Deferred insurance policy acquisition costs                 120.9      106.4
   Other                                                       176.4      167.6
                                                            ---------  ---------
                                                               833.0      688.7
                                                            ---------  ---------
                                                            $5,348.4   $5,550.4
                                                            =========  =========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
December 31, 1996 and 1995
(Dollars in millions)

                                                               1996       1995
                                                            ---------  ---------
CAPITAL AND LIABILITIES

COMMON STOCK EQUITY:
   Common stock without par value, 250,000,000 shares
     authorized, 97,007,182 shares outstanding in 1996
     and 96,420,627 in 1995                                 $1,208.3   $1,187.6
   Retained earnings                                           716.5      888.4
   Unrealized gain (loss) on securities available
     for sale                                                    (.6)       2.1
                                                            ---------  ---------
                                                             1,924.2    2,078.1
CUMULATIVE PREFERRED STOCK OF FLORIDA POWER:
    Without sinking funds                                       33.5      113.5
    With sinking funds                                            -        25.0

LONG-TERM DEBT                                               1,776.9    1,662.3
                                                            ---------  ---------
TOTAL CAPITAL                                                3,734.6    3,878.9
                                                            ---------  ---------
CURRENT LIABILITIES:
    Accounts payable                                           193.2      165.7
    Customers' deposits                                         81.8       85.3
    Taxes payable                                               41.2       17.3
    Accrued interest                                            48.3       46.9
    Other                                                       78.5       97.0
                                                            ---------  ---------
                                                               443.0      412.2
    Notes payable                                                4.1         -
    Current portion of long-term debt                           34.9      173.7
                                                            ---------  ---------
                                                               482.0      585.9
                                                            ---------  ---------
DEFERRED CREDITS AND OTHER LIABILITIES:
    Deferred income taxes                                      475.4      512.0
    Unamortized investment tax credits                          93.5      101.5
    Insurance policy benefit reserves                          325.3      265.0
    Other postretirement benefit costs                         100.0       84.5
    Other                                                      137.6      122.6
                                                            ---------  ---------
                                                             1,131.8    1,085.6
                                                            ---------  ---------
COMMITMENTS AND CONTINGENCIES (Note 11)
                                                            ---------  ---------
                                                            $5,348.4   $5,550.4
                                                            =========  =========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Cash Flows
For the years ended December 31, 1996, 1995 and 1994
(In millions)

                                                                                       1996    1995    1994
                                                                                      ------  ------  ------
OPERATING ACTIVITIES:
   Income from continuing operations                                                  $250.7  $238.9  $212.0
   Adjustments for noncash items:
      Depreciation and amortization                                                    366.7   352.7   316.4
      Gain on sale of business                                                         (44.2)     -       -
      Provision for loss on coal properties                                             40.9      -       -
      Deferred income taxes and investment tax credits, net                            (56.6)  (38.0)  (11.7)
      Allowance for equity funds used during construction                               (4.6)   (3.8)   (6.1)
      Increase in accrued postemployment benefit costs                                  15.5    16.8    20.3
      Net change in deferred insurance policy acquisition costs                        (14.5)  (14.5)  (10.4)
      Net change in insurance policy benefits reserves                                  60.3    42.5    36.0
      Changes in working capital, net of effects from acquisition or sale of businesses:
            Accounts receivable                                                         35.4   (35.2)  (18.0)
            Inventories                                                                (10.9)  (29.1)  (10.0)
            Overrecovery (underrecovery) of fuel cost                                  (82.3)    1.5     5.3
            Accounts payable                                                            21.6    16.4    (4.0)
            Taxes payable                                                               21.0    (7.6)  (13.1)
            Other                                                                      (13.5)   29.0    15.1
      Other operating activities                                                       (14.6)   11.1    15.7
                                                                                      ------  ------  ------
         Cash provided by continuing operations                                        570.9   580.7   547.5
                                                                                      ------  ------  ------
      Loss from discontinued operations                                                (26.3)     -       -
      Adjustments for noncash items                                                     17.4   (17.6)  (15.3)
                                                                                      ------  ------  ------
         Cash used by discontinued operations                                           (8.9)  (17.6)  (15.3)
                                                                                      ------  ------  ------
                                                                                       562.0   563.1   532.2
                                                                                      ------  ------  ------
INVESTING ACTIVITIES:
   Property additions (including allowance for borrowed funds used during
     construction)                                                                    (264.0) (331.4) (366.8)
   Purchase of loans and securities, net (including issuance of Echelon note)          (70.4)  (28.9)  (31.6)
   Acquisition of businesses                                                           (53.8)   (9.2)  (17.1)
   Proceeds from sales of properties and businesses                                     61.1    13.1     9.3
   Investing activities of discontinued operations                                      56.5    69.8    68.9
   Other investing activities                                                          (37.0)  (15.0)  (15.6)
                                                                                      ------  ------  ------
                                                                                      (307.6) (301.6) (352.9)
                                                                                      ------  ------  ------

FINANCING ACTIVITIES:
   Issuance of long-term debt                                                          178.0      -    103.9
   Repayment of long-term debt                                                        (190.4)  (45.8)  (78.9)
   Increase (decrease) in commercial paper with long-term support                      (15.3)    1.0   (61.2)
   Redemption of preferred stock                                                      (106.4)   (5.0)   (5.0)
   Sale of common stock                                                                 18.5    38.4   138.0
   Equity contributions to discontinued operations                                     (23.7)     -       -
   Dividends paid on common stock                                                     (199.5) (193.4) (185.9)
   Increase (decrease) in short-term debt                                                4.1   (55.3)  (75.6)
   Financing activities of discontinued operations                                      85.2    (9.7)   (8.2)
   Other financing activities                                                           (4.0)   (1.2)   (1.6)
                                                                                      ------  ------  ------
                                                                                      (253.5) (271.0) (174.5)
                                                                                      ------  ------  ------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                           .9    (9.5)    4.8
   Beginning cash and equivalents                                                        4.3    13.8     9.0
                                                                                      ------  ------  ------
ENDING CASH AND EQUIVALENTS                                                           $  5.2  $  4.3  $ 13.8
                                                                                      ======  ======  ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest (net of amount capitalized)                                            $128.7  $135.5  $135.2
      Income taxes (net of refunds)                                                   $189.3  $214.7  $171.5


The accompanying notes are an integral part of these financial statements.

                                       36

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 1996, 1995 and 1994
(Dollars in millions, except per share amounts)

                                                                                                 Cumulative
                                                                               Unrealized      Preferred Stock
                                                                                  Gain         of Florida Power
                                                                               (Loss) on       ----------------
                                                                               Securities      Without    With
                                                      Common       Retained    Available       Sinking  Sinking
                                                      Stock        Earnings     for Sale        Funds    Funds
                                                    -----------------------------------------------------------

Balance, December 31, 1993                         $ 1,008.3        $812.2     $    -         $113.5    $ 35.0

Net income                                                           212.0
Common stock issued - 5,215,788 shares                 138.9
Common stock issued in pooling of interests -
       700,000 shares                                     .9           4.1
Cash dividends on common stock
       ($1.99 per share)                                            (185.4)
Unrealized loss on marketable securities
      available for sale                                                          (6.6)
Preferred stock redeemed - 50,000 shares                                                                  (5.0)
 --------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                           1,148.1         842.9        (6.6)        113.5      30.0

Net income                                                           238.9
Common stock issued - 1,245,267 shares                  39.5
Cash dividends on common stock ($2.02 per share)                    (193.4)
Unrealized gain on marketable securities
      available for sale                                                           8.7
Preferred stock redeemed - 50,000 shares                                                                  (5.0)
 --------------------------------------------------------------------------------------------------------------
Balance December 31, 1995                            1,187.6         888.4         2.1         113.5      25.0

Net income                                                           224.4
Common stock issued - 586,555 shares                    20.7
Echelon International stock dividend                                (194.5)
Cash dividends on common stock ($2.06 per share)                    (199.5)
Unrealized loss on marketable securities
       available for sale                                                         (2.7)
Preferred stock redeemed - 1,050,000 shares                           (2.3)                    (80.0)    (25.0)
 --------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                          $1,208.3        $716.5     $   (.6)       $ 33.5    $  -
 --------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                FLORIDA POWER
                             Financial Statements

FLORIDA POWER CORPORATION
Statements of Income
For the years ended December, 31 1996, 1995 and 1994
(In millions)

                                              1996      1995      1994
                                           --------- --------- ---------
OPERATING REVENUES:                        $2,393.6  $2,271.7  $2,080.5
                                           --------- --------- ---------
OPERATING EXPENSES:
 Operation:
    Fuel used in generation                   409.7     431.3     425.6
    Purchased power                           531.6     436.5     294.6
    Energy Conservation Cost Recovery          62.6      84.0     104.3
    Operations and maintenance                413.4     393.7     412.2
    Depreciation                              324.2     293.7     261.5
    Taxes other than income taxes             183.6     176.2     162.8
    Income taxes                              135.8     129.5     114.7
                                           --------- --------- ---------
                                            2,060.9   1,944.9   1,775.7
                                           --------- --------- ---------
OPERATING INCOME                              332.7     326.8     304.8
                                           --------- --------- ---------
OTHER INCOME AND DEDUCTIONS:
 Allowance for equity funds used
    during construction                         4.6       3.8       6.1
 Miscellaneous other expense, net              (3.4)     (2.6)     (6.5)
                                           --------- --------- ---------
                                                1.2       1.2      (0.4)
                                           --------- --------- ---------
INTEREST CHARGES
 Interest on long-term debt                    86.6      93.5      96.3
 Other interest expense                        11.8      11.0      12.1
                                           --------- --------- ---------
                                               98.4     104.5     108.4
 Allowance for borrowed funds used
    during construction                        (2.9)     (3.5)     (4.8)
                                           --------- --------- ---------
                                               95.5     101.0     103.6
                                           --------- --------- ---------
NET INCOME                                    238.4     227.0     200.8
DIVIDENDS ON PREFERRED STOCK                    5.8       9.7      10.1
                                           --------- --------- ---------
NET INCOME AFTER DIVIDENDS
  ON PREFERRED STOCK                         $232.6    $217.3    $190.7
                                           ========= ========= =========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
For the years ended December 31, 1996 and 1995
(Dollars in millions)
                                                            1996         1995
                                                         ----------   ----------
ASSETS

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held              $5,965.6     $5,867.5
    for future use
  Less - Accumulated depreciation                          2,335.8      2,179.7
         Accumulated decommissioning for nuclear plant       193.3        165.2
         Accumulated dismantlement for fossil plants         119.6        104.4
                                                         ----------   ----------
                                                           3,316.9      3,418.2
  Construction work in progress                              140.3        131.8
  Nuclear fuel, net of amortization of $356.7
    in 1996 and $348.7 in 1995                                59.9         59.1
                                                         ----------   ----------
                                                           3,517.1      3,609.1

  Other property, net                                         13.3         23.0
                                                         ----------   ----------
                                                           3,530.4      3,632.1
                                                         ----------   ----------
CURRENT ASSETS:
  Cash and equivalents                                         -            0.8
  Accounts receivable, less reserve of $4.1
    in 1996 and $5.2 in 1995                                 174.7        200.7
  Inventories at average cost:
    Fuel                                                      47.2         40.8
    Materials and supplies                                    95.4        101.3
  Underrecovery of fuel cost                                  82.6          0.3
  Deferred income taxes                                       35.6         32.3
  Other                                                        6.2          3.9
                                                         ----------   ----------
                                                             441.7        380.1
                                                         ----------   ----------
OTHER ASSETS:
  Nuclear plant decommissioning fund                         207.8        161.1
  Unamortized debt expense, being amortized
    over term of debt                                         25.0         27.5
  Other                                                       59.1         84.1
                                                         ----------   ----------
                                                             291.9        272.7
                                                         ----------   ----------
                                                          $4,264.0     $4,284.9
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
For the years ended December 31, 1996 and 1995
(Dollars in millions)
                                                            1996         1995
                                                         ----------   ----------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common stock                                            $1,004.4       $992.9
  Retained earnings                                          821.1        761.1
                                                         ----------   ----------
                                                           1,825.5      1,754.0
CUMULATIVE PREFERRED STOCK:
    Without sinking funds                                     33.5        113.5
    With sinking funds                                         -           25.0

LONG-TERM DEBT                                             1,296.4      1,279.1
                                                         ----------   ----------
TOTAL CAPITAL                                              3,155.4      3,171.6
                                                         ----------   ----------
CURRENT LIABILITIES:
  Accounts payable                                           115.5         89.8
  Accounts payable to associated companies                    21.2         24.8
  Customers' deposits                                         81.7         85.3
  Income taxes payable                                        10.4          8.9
  Accrued other taxes                                         10.0         12.3
  Accrued interest                                            34.8         32.9
  Other                                                       47.3         65.1
                                                         ----------   ----------
                                                             320.9        319.1
  Notes payable                                                4.1          -
  Current portion of long-term debt                           21.3         30.6
                                                         ----------   ----------
                                                             346.3        349.7
                                                         ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                      472.3        483.8
  Unamortized investment tax credits                          92.8        100.9
  Other postretirement benefit costs                          96.5         81.5
  Other                                                      100.7         97.4
                                                         ----------   ----------
                                                             762.3        763.6
                                                         ----------   ----------
                                                          $4,264.0     $4,284.9
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Cash Flows
For the years ended December 31, 1996, 1995 and 1994
(In millions)
                                                              1996        1995        1994
                                                           ---------   ---------   ---------
OPERATING ACTIVITIES:
 Net income after dividends on preferred stock               $232.6      $217.3      $190.7
  Adjustments for noncash items:
   Depreciation and amortization                              341.1       329.7       294.8
   Deferred income taxes and investment
    tax credits, net                                          (32.8)      (29.3)       (0.9)
   Increase in accrued other postretirement
    benefit costs                                              14.9        16.1        19.2
   Allowance for equity funds used during construction         (4.6)       (3.8)       (6.1)
   Changes in working capital:
        Accounts receivable                                    16.2       (33.4)        0.9
        Inventories                                            (0.5)       14.2         8.1
        Overrecovery (underrecovery) of fuel cost             (82.3)        1.5         5.3
        Accounts payable                                       25.7         4.8       (21.2)
        Accounts payable to associated companies               (3.5)        3.4         4.3
        Taxes payable                                          (0.8)        2.8       (14.6)
        Other                                                 (12.1)       39.5         6.9
    Other operating activities                                  3.8         8.6        10.9
                                                           ---------   ---------   ---------
                                                              497.7       571.4       498.3
                                                           ---------   ---------   ---------
INVESTING ACTIVITIES:
  Construction expenditures                                  (217.3)     (283.4)     (319.5)
  Allowance for borrowed funds used during construction        (2.9)       (3.5)       (4.8)
  Additions to nonutility property                             (2.7)       (2.3)       (2.9)
  Proceeds from sale of properties                              5.5        10.8         7.7
  Other investing activities                                  (27.6)      (11.0)      (12.4)
                                                           ---------   ---------   ---------
                                                             (245.0)     (289.4)     (331.9)
                                                           ---------   ---------   ---------
FINANCING ACTIVITIES:
  Repayment of long-term debt                                 (47.3)      (35.4)      (46.0)
  Increase (decrease) in commercial paper with
    long term support                                          54.8       (54.8)         -
  Redemption of preferred stock                              (106.3)       (5.0)       (5.0)
  Dividends paid on common stock                             (171.3)     (180.7)     (175.7)
  Equity contributions from parent                             12.5        50.0       130.0
  Increase (decrease) in short-term debt                        4.1       (55.3)      (69.7)
                                                           ---------   ---------   ---------
                                                             (253.5)     (281.2)     (166.4)
                                                           ---------   ---------   ---------
NET INCREASE IN CASH AND EQUIVALENTS                           (0.8)        0.8          -
   Beginning cash and equivalents                               0.8          -           -
                                                           ---------   ---------   ---------
ENDING CASH AND EQUIVALENTS                                   $  -         $0.8       $  -
                                                           =========   =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                        $90.7       $97.9      $101.5
  Income taxes (net of refunds)                              $166.9      $157.1      $129.8

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Shareholder's Equity
For the years ended December 31, 1996, 1995 and 1994
(Dollars in millions, except share amounts)

                                                                 Cumulative
                                                               Preferred Stock
                                                            --------------------
                                                             Without     With
                                          Common   Retained  Sinking   Sinking
                                          Stock    Earnings   Funds     Funds
                                        ----------------------------------------

Balance, December 31, 1993                 $812.9    $709.5    $113.5     $35.0

Net income after dividends on
   preferred stock                                    190.7
Capital contribution by parent company      130.0
Cash dividends on common stock                       (175.7)
Preferred stock redeemed -
   50,000 shares                                                           (5.0)
                                        ----------------------------------------
Balance, December 31, 1994                  942.9     724.5     113.5      30.0

Net income after dividends on
   preferred stock                                    217.3
Capital contribution by parent company       50.0
Cash dividends on common stock                       (180.7)
Preferred stock redeemed -
   50,000 shares                                                           (5.0)
                                        ----------------------------------------
Balance, December 31, 1995                  992.9     761.1     113.5      25.0

Net income after dividends on
   preferred stock                                    232.6
Capital contribution by parent company       12.5
Cash dividends on common stock                       (171.3)
Preferred stock redemption costs                       (1.3)
Premium on preferred stock redemption        (1.0)
Preferred stock redeemed -
   1,050,000 shares                                             (80.0)    (25.0)
                                        ----------------------------------------
Balance, December 31, 1996               $1,004.4    $821.1     $33.5     ($0.0)
                                        ========================================

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL - Florida Progress is an exempt holding company under the 1935 Act. Its largest subsidiary, representing 80% of total assets, is Florida Power, a public utility engaged in the generation, purchase, transmission, distribution and sale of electric energy primarily within Florida.

The consolidated financial statements include the financial results of Florida Progress and its majority-owned operations. All significant intercompany balances and transactions have been eliminated. Investments in 20%- to 50%-owned joint ventures are accounted for using the equity method.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. This could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

REGULATION - Florida Power is regulated by the FPSC and the FERC. The utility follows the accounting practices set forth in Financial Accounting Standard
(FAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" FAS 71 as amended. This standard allows utilities to capitalize or defer certain costs or revenues based on management's ongoing assessment that it is probable these items will be recovered through the ratemaking process.

At December 31, 1996, Florida Power had $173.8 million of regulatory assets, including $82.6 million of underrecovery of fuel costs, and $51.8 million of regulatory liabilities. The utility expects to fully recover these assets and refund the liabilities through customer rates under current regulatory practice.

If Florida Power no longer applied FAS No. 71 due to competition, regulatory changes or other reasons, the utility would make certain adjustments. These adjustments would include the write-off of all or a portion of its regulatory assets and liabilities, the evaluation of utility plant, contracts and commitments and the recognition, if necessary, of any losses to reflect market conditions.

In April 1996, FERC issued new rules governing open transmission access, stranded cost issues and electronically offering information on transmission capacity. The new rules are designed to provide open access to the nation's interstate transmission network. In July 1996, FERC accepted Florida Power's nondiscriminatory open access transmission tariff that was filed to comply with the new rules. The new FERC rules did not have a material effect on the utility's revenues or earnings.

UTILITY PLANT - Utility plant is stated at the original cost of construction, which includes payroll and related costs such as taxes, pensions and other fringe benefits, general and administrative costs, and an allowance for funds used during construction. Substantially all of the utility plant is pledged as collateral for Florida Power's first mortgage bonds.

The allowance for funds used during construction represents the estimated cost of equity and debt for utility plant under construction. Florida Power is permitted to earn a return on these costs and recover them in the rates charged for utility services while the plant is in service. The average rate used in computing the allowance for funds was 7.8%.

UTILITY REVENUES, FUEL AND PURCHASED POWER EXPENSES - Revenues include amounts resulting from fuel, purchased power and energy conservation adjustment clauses, which are designed to permit full recovery of these costs. The adjustment factors are based on projected costs for a six- or 12-month period. The cumulative difference between actual and billed costs is included on the balance sheet as a current regulatory asset or liability. Any difference is billed or refunded to customers during the subsequent period.

As ordered by the FPSC, Florida Power is conducting a three-year test for residential revenue decoupling, which began in January 1995. Decoupling eliminates the direct link between kilowatt-hour sales and revenues. A nonfuel revenue target is determined by multiplying a revenue per customer amount by the total number of residential customers. The difference between target revenues and actual revenues is included as a current asset or liability on the balance sheet. The revenue per customer amount is adjusted annually for a growth factor.

Florida Power accrues the nonfuel portion of base revenues for services rendered but unbilled.

The cost of nuclear fuel is amortized to expense based on the quantity of heat produced for the generation of electric energy in relation to the quantity of heat expected to be produced over the life of the nuclear fuel core.

INCOME TAXES - Deferred income taxes are provided on all significant temporary differences between the financial and tax basis of assets and liabilities using presently enacted tax rates in accordance with FAS No. 109, "Accounting for Income Taxes."

Deferred investment tax credits, subject to regulatory accounting practices, are amortized to income over the lives of the related properties.

DEPRECIATION AND MAINTENANCE - Florida Progress provides for depreciation of the cost of properties over their estimated useful lives primarily on a straight-line basis. Florida Power's annual provision for depreciation, including a provision for nuclear plant decommissioning costs and fossil plant dismantlement costs, expressed as a percentage of the average balances of depreciable utility plant, was 4.9% for 1996, 5% for 1995 and 4.8% for 1994.

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

INSURANCE PREMIUMS, POLICY ACQUISITION COSTS AND BENEFIT RESERVES - Life insurance premiums are recognized as revenues over the premium-paying periods of the policies.

Florida Progress defers recoverable costs in its insurance operations that directly relate to the production of new business. These costs are amortized over the expected premium-paying period. Benefit reserves are established out of each premium payment to provide for the present value of future insurance policy benefits. Florida Progress reviews the adequacy and recoverability of the deferred acquisition costs and the benefit reserves based on a gross premium reserve analysis of the in-force business.

Significant assumptions used in this analysis include estimates of future premium increases, mortality rates, withdrawal rates, expense rates, and investment yield. The assumptions are based on Florida Progress' actual experience adjusted for the effect of future actions affecting the in-force business. Although these assumptions are Florida Progress' best estimate of the future experience, actual results may vary in either direction and could significantly impact income in the period of change. Management believes deferred policy acquisition costs are recoverable at December 31, 1996.

ACCOUNTING FOR CERTAIN INVESTMENTS - Florida Progress considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Florida Progress' investments in debt and equity securities are classified and accounted for as follows:

  Type of Security                     Accounting Treatment

  Debt securities held to maturity     Amortized cost
  ------------------------------------------------------------------------------
  Trading securities                   Fair market value with unrealized
                                       gains and losses included in earnings
  ------------------------------------------------------------------------------
  Securities available for sale        Fair market value with unrealized gains
                                       and losses, net of taxes, reported
                                       separately in shareholders' equity
  ------------------------------------------------------------------------------

See Note 2 for securities held to maturity or available for sale. Florida Progress had no investments in assets classified as trading securities at December 31, 1996 and 1995. A decline in the market value of any security available-for-sale or held-to-maturity that falls below cost results in a reduction in carrying amount to fair value if the decline is not considered temporary. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

ACCOUNTING FOR LONG-LIVED ASSETS - Florida Progress adopted the provisions of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement in January 1996 did not have a material impact on Florida Progress' financial position, results of operations, or liquidity.

The Financial Accounting Standards Board has a current project addressing the accounting for obligations related to the decommissioning of nuclear power plants. Florida Power records a provision for nuclear decommissioning costs over the expected life of its nuclear plant. Currently, the accumulated provisions for nuclear decommissioning costs are recorded as a reduction of Electric Plant in Service on the balance sheet. One alternative, if adopted, would require Florida Power's 90.4% share of estimated nuclear decommissioning costs totaling $385 million in 1996 dollars to be recorded as a liability, with a corresponding plant asset. There would be no impact on earnings or cash flows.

STOCK-BASED COMPENSATION - Under its Long-Term Incentive Plan ("LTIP"), Florida Progress grants selected executives performance shares, which upon achievement of performance criteria for a three-year performance cycle, result in the award of shares of common stock of Florida Progress, two-thirds of which would be restricted for periods of time. Florida Progress accounts for its LTIP in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." On January 1, 1996, Florida Progress adopted FAS No. 123, "Accounting for Stock-Based Compensation," and Florida Progress elected to continue to apply the accounting provisions of APB No. 25. There was no material difference in earnings as a result of this election.

BUSINESS ACQUISITIONS - Florida Progress and its subsidiaries acquired several businesses in 1996, 1995 and 1994. All acquisitions were accounted for as purchases except the acquisition of FM Industries, Inc., in December 1994, which was accounted for on a pooling of interests basis.

The 1994 Statement of Cash Flows does not reflect the value of the 700,000 shares of common stock issued for the acquisition of FM Industries. The market value of these shares at the date of issuance was $21.1 million.

COMMITMENTS AND CONTINGENCIES - In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." SOP 96-1 was adopted by Florida Progress on January 1, 1997 and requires, among other things, environmental remediation liabilities to be accrued when the criteria of FAS No. 5, "Accounting for Contingencies," have been met. The SOP also provides guidance with respect to the measurement of the remediation liabilities. Such accounting is consistent with Florida Progress' current method of accounting for environmental remediation costs and, therefore, adoption of this new statement did not have a material impact on Florida Progress' financial position, results of operations or liquidity.

NOTE 2  FINANCIAL INSTRUMENTS

Estimated fair value amounts have been determined by Florida Progress using available market information and discounted cash-flow analysis. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may be different than the amounts that Florida Progress could realize in a current market exchange.

Florida Progress currently has no derivative financial instruments, such as futures, forwards, swaps or options contracts. At December 31, 1996 and 1995, Florida Progress had the following financial instruments with estimated fair values and carrying amounts:
                                           1996                 1995
                                   Carrying    Fair     Carrying    Fair
(In millions)                       Amount     Value     Amount     Value
ASSETS:
Loans receivable:
  Echelon International            $   32.9  $   32.9   $     -    $     -
  Life insurance business:
   Loans secured by real estate         4.1       4.4        6.0        7.8
   Policy loans                        11.0      10.1        9.7       11.1
                                   --------  --------   --------   --------
                                   $   48.0  $   47.4   $   15.7   $   18.9
                                   ========  ========   ========   ========
Marketable securities:
  Available for sale               $  352.4  $  352.4   $  296.3   $  296.3
  Held to maturity                     73.3      76.8       53.0       58.6

CAPITAL AND LIABILITIES:
Florida Power preferred stock
  with sinking funds               $     -   $     -    $   25.0   $   26.1
Long-term debt:
  Florida Power Corporation         1,317.7   1,335.3    1,309.7    1,352.8
  Progress Capital Holdings           494.1     497.1      526.2      532.8

NOTE 3  INCOME TAXES

FLORIDA PROGRESS

(In millions)                              1996        1995        1994
 ----------------------------------------------------------------------------
Components of income tax expense:
Payable currently:
  Federal                                $179.7      $157.3      $109.7
  State                                    23.0        18.8        12.8
 ----------------------------------------------------------------------------
                                          202.7       176.1       122.5
 ----------------------------------------------------------------------------
Deferred, net:
  Federal                                 (41.9)      (27.5)       (1.9)
  State                                    (6.9)       (2.0)        (.2)
 ----------------------------------------------------------------------------
                                          (48.8)      (29.5)       (2.1)
 ----------------------------------------------------------------------------
Amortization of investment
  tax credits, net                         (8.0)       (8.5)       (9.6)
 ----------------------------------------------------------------------------
                                         $145.9      $138.1      $110.8
 ============================================================================

FLORIDA POWER

(In millions)                              1996        1995        1994
 ----------------------------------------------------------------------------
Components of income tax expense:
Payable currently:
  Federal                                $143.6      $136.8      $ 95.3
  State                                    24.9        22.1        17.1
 ----------------------------------------------------------------------------
                                          168.5       158.9       112.4
 ----------------------------------------------------------------------------
Deferred, net:
  Federal                                 (20.9)      (18.9)        7.0
  State                                    (4.0)       (1.9)         .6
 ----------------------------------------------------------------------------
                                          (24.9)      (20.8)        7.6
 ----------------------------------------------------------------------------
Amortization of investment
  tax credits, net                         (7.9)       (8.5)       (8.5)
 ----------------------------------------------------------------------------
Total income tax expense                  135.7       129.6       111.5
Less: Amounts charged or (credited)
  to non-operating income                   (.1)         .1        (3.2)
 ----------------------------------------------------------------------------
Amounts charged to operating income      $135.8      $129.5      $114.7
 ============================================================================

The primary differences between the statutory rates and the effective income tax rates are detailed below:

FLORIDA PROGRESS
                                          1996        1995        1994
 ----------------------------------------------------------------------------
Federal statutory income tax rate         35.0%       35.0%       35.0%
State income tax, net of federal
  income tax benefits                      2.6         2.8         2.5
Amortization of investment tax credits    (2.0)       (2.2)       (2.9)
Other                                       .6          .1        (1.3)
 ----------------------------------------------------------------------------
Effective income tax rates                36.2%       35.7%       33.3%
 ============================================================================

FLORIDA POWER
                                          1996        1995        1994
 ----------------------------------------------------------------------------
Federal statutory income tax rate         35.0%       35.0%       35.0%
State income tax, net of federal
  income tax benefits                      3.6         3.7         3.7
Amortization of investment tax credits    (2.2)       (2.4)       (2.7)
Other                                       -           -          (.3)
 ----------------------------------------------------------------------------
Effective income tax rates                36.4%       36.3%       35.7%
 ============================================================================

The following summarizes the components of deferred tax liabilities and assets at December 31, 1996 and 1995:

FLORIDA PROGRESS
(In millions)                                         1996         1995
 ---------------------------------------------------------------------------
  Difference in tax basis of property,
       plant and equipment                          $544.1       $550.8
  Deferred acquisition costs                          35.9         37.2
  Investment in partnerships                          20.1         20.9
  Other                                               35.6         41.6
 ---------------------------------------------------------------------------
   Total deferred tax liabilities                   $635.7       $650.5
 ===========================================================================
Deferred tax assets:
  Loss reserves not currently deductible            $ 69.5       $ 41.2
  Accrued book expenses                               90.6         79.2
  Unbilled revenues                                   17.6         20.8
  Other                                               18.2         29.6
 ---------------------------------------------------------------------------
   Total deferred tax assets                        $195.9       $170.8
 ===========================================================================

At December 31, 1996 and 1995, Florida Progress had net noncurrent deferred tax liabilities of $475.4 million and $512 million and net current deferred tax assets of $35.6 million and $32.3 million, respectively. Florida Progress expects the results of future operations will generate sufficient taxable income to allow for the utilization of deferred tax assets.

FLORIDA POWER
(In millions)                                         1996         1995
 --------------------------------------------------------------------------
Deferred tax liabilities:
  Difference in tax basis of property,
     plant and equipment                            $516.0       $526.0
  Deferred book expenses                              12.7         19.9
  Under recovery of fuel                               2.8          2.8
  Carrying value of securities over cost               7.7          4.5
 --------------------------------------------------------------------------
  Total deferred tax liabilities                    $539.2       $553.2
 ==========================================================================
Deferred tax assets:
  Accrued book expenses                             $ 76.5       $ 64.4
  Unbilled revenues                                   17.6         20.8
  Regulatory liability for deferred income taxes       4.4         13.4
  Other                                                4.0          3.1
 --------------------------------------------------------------------------
  Total deferred tax assets                         $102.5       $101.7
 ==========================================================================

At December 31, 1996 and 1995, Florida Power had net noncurrent deferred tax liabilities of $472.3 million and $483.8 million and net current deferred tax assets of $35.6 million and $32.3 million, respectively. Florida Power expects the results of future operations will generate sufficient taxable income to allow the utilization of deferred tax assets.

NOTE 4  NUCLEAR OPERATIONS

JOINTLY OWNED PLANT - The following information relates to Florida Power's 90.4% proportionate share of the Crystal River nuclear plant at December 31, 1996 and 1995:

(In millions)                           1996       1995
 ------------------------------------------------------------
Utility plant in service               $643.6     $656.6
Construction work in progress            14.8       18.3
Unamortized nuclear fuel                 59.9       59.1
Accumulated depreciation                309.5      310.9
Accumulated decommissioning             193.3      165.2
 ============================================================

Net capital additions/(retirements) for Florida Power were $(16.5) million in 1996 and $7.8 million in 1995, and depreciation expense, exclusive of nuclear decommissioning, was $28.3 million in 1996 and $28.4 million in 1995. Each co-owner provides for its own financing. Florida Power's share of the asset balances and operating costs is included in the appropriate consolidated financial statements. Amounts exclude any allocation of costs related to common facilities.

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

In November 1995, the FPSC approved a new site-specific study that estimated total future decommissioning costs at approximately $2.0 billion, which corresponds to $425.4 million in 1996 dollars. Florida Power increased its share of the retail portion of annual decommissioning expense to the FPSC-approved level of $20.5 million, effective January 1995. Funding of the approved increase occurred during the first quarter of 1996, upon receipt in January 1996 of the FPSC's final order, effective retroactively to January 1995. Florida Power also has adjusted the wholesale portion of this expense in a comparable manner, increasing it to $1.2 million annually.

Under the previous study, Florida Power's share of total annual decommissioning expense, as authorized by the FPSC and the FERC, was $11.9 million for 1994.

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

NOTE 5  RATES

Florida Power's retail rates are set by the FPSC. Florida Power's last general rate case was approved in 1992 and allowed a 12% regulatory return on equity with an allowed range between 11% and 13%. The utility's retail regulatory return was 12.3% for 1996.

Under Florida Power's revenue decoupling plan (See Note 1), Florida Power has recorded a regulatory liability of $3.6 million for the 1996 time period and $18.7 million for the 1995 time period.

The extended maintenance outage at the Crystal River nuclear plant requires Florida Power to incur higher replacement power costs. The cost of this replacement power exceeds the amount currently being recovered in Florida Power's rates. As a result, Florida Power has an underrecovery of fuel and purchased power costs of approximately $82.6 million at December 31, 1996. In January 1997, Florida Power petitioned the FPSC for an increase in its rates to recover, over a 12-month period beginning April 1997, the current balance of deferred fuel together with an estimate of under-recoveries through March 1997. The FPSC is scheduled to have hearings in February 1997. Management believes that the FPSC will approve the increase in rates.









                        [THIS SPACE INTENTIONALLY BLANK]

NOTE 6  DEBT

Florida Progress' long-term debt at December 31, 1996 and 1995, is scheduled to mature as follows:

                                                                        Interest
                                                                          Rate            1996            1995
 --------------------------------------------------------------------------------------------------------------
Florida Power Corporation:
 (In millions)
   First mortgage bonds:
      Maturing in 1997 and 1999                                          6.50%         $   75.0       $   91.7
      Maturing 2002 and 2003                                             6.50%(a)         280.0          280.0
      Maturing 2008                                                      6.88%             80.0           80.0
      Maturing 2021 through 2023                                         7.98%(a)         400.0          400.0
   Pollution control revenue bonds:
      Maturing 2014 through 2027                                         6.59%(a)         240.9          240.9
   Notes maturing:
      1996-1997                                                          8.44%(a)          21.3           51.9
      1998-2008                                                          6.67%             26.0           26.0
   Commercial paper, supported by revolver maturing November 30, 2001    5.53%(a)         200.0          145.2
   Discount, net of premium, being amortized over term of bonds                            (5.5)          (6.0)
 --------------------------------------------------------------------------------------------------------------
                                                                                        1,317.7        1,309.7
Progress Capital Holdings:
   Notes maturing:
      1996-1997                                                           9.35%            10.0          150.0
      1998-2006                                                           7.01%(a)        304.0          126.0
   Commercial paper, supported by revolver maturing November 30, 2001     5.71%(a)        169.4          239.6
   Other debt, maturing through 2006                                      6.81%(a)         10.7           10.7
 --------------------------------------------------------------------------------------------------------------
                                                                                        1,811.8        1,836.0
Less: Current portion of long-term debt                                                    34.9          173.7
 --------------------------------------------------------------------------------------------------------------
                                                                                       $1,776.9       $1,662.3
 ==============================================================================================================
(a) Weighted average interest rate at December 31, 1996.

Florida Progress' consolidated subsidiaries have lines of credit totaling $800 million, which are used to support commercial paper. The lines of credit were not drawn on as of December 31, 1996. Interest rate options under the line of credit arrangements vary from subprime or money market rates to the prime rate. Banks providing lines of credit are compensated through fees. Commitment fees on lines of credit vary between .06 and .10 of 1%.

The lines of credit consist of four revolving bank credit facilities, two each for Florida Power and Progress Capital. The Florida Power facilities, $200 million each, are for terms of 364 days and five years. The Progress Capital facilities consist of $100 million with a 364-day term and $300 million with a five-year term. In 1996, both 364-day facilities were extended to November 1997. In addition, both five-year facilities were extended to November 2001. Based on the duration of the underlying backup credit facilities, $369.4 million of outstanding commercial paper at December 31, 1996, and $384.8 million of outstanding commercial paper at December 31, 1995, are classified as long-term debt. Florida Power had another $4.1 million of outstanding commercial paper at December 31, 1996, which was classified as short-term debt.

Florida Power has a public $300-million, medium-term note program providing for the issuance of either fixed or floating interest rate notes. These notes have maturities ranging from nine months to 30 years. All $300 million is available for issuance.

Florida Power has registered $370 million of first mortgage bonds which are unissued and available for issuance.

Progress Capital has a private $300-million, medium-term note program providing for the issuance of either fixed or floating interest rate notes, with maturities ranging from nine months to 30 years. A balance of $122 million is available for issuance under this program at either fixed or floating rates.

The combined aggregate maturities of long-term debt for 1997 through 2001 are $34.9 million, $15 million, $128.6 million, $2.7 million and $472.4 million, respectively. In addition, about 12% of Florida Power's outstanding first mortgage bonds have an annual 1% sinking fund requirement. These requirements, which total $1 million annually for 1997 through 2000, are expected to be satisfied with property additions.

Florida Progress and Progress Capital entered into an amended guaranty and support agreement in 1996, pursuant to which Florida Progress has unconditionally guaranteed the payment of Progress Capital's debt as defined in the agreement.

NOTE 7  PREFERRED AND PREFERENCE STOCK AND SHAREHOLDER RIGHTS

A summary of outstanding Cumulative Preferred Stock of Florida Power follows:

                        Current                                                         Outstanding
   Dividend           Redemption                  Shares                                December 31
     Rate                Price         Authorized          Outstanding              1996           1995
 --------------------------------------------------------------------------------------------------------
                                                                                       (In millions)
Without sinking funds, not subject to mandatory redemption:
    4.00%              $104.25           40,000              39,980                $  4.0        $   4.0
    4.40%              $102.00           75,000              75,000                   7.5            7.5
    4.58%              $101.00          100,000              99,990                  10.0           10.0
    4.60%              $103.25           40,000              39,997                   4.0            4.0
    4.75%              $102.00           80,000              80,000                   8.0            8.0
    7.40%              $102.48          300,000                 -                      -            30.0
    7.76%              $102.21          500,000                 -                      -            50.0
 --------------------------------------------------------------------------------------------------------
                                                            334,967                $ 33.5        $ 113.5
 --------------------------------------------------------------------------------------------------------
With sinking funds, subject to mandatory redemption:
    7.08%              $102.36          500,000                 -                  $   -         $  25.0
 ========================================================================================================

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

The authorized capital stock of Florida Power includes three classes of preferred stock: 4 million shares of Cumulative Preferred Stock, $100 par value; 5 million shares of Cumulative Preferred Stock, without par value; and 1 million shares of Preference Stock, $100 par value. No shares of Florida Power's Cumulative Preferred Stock, without par value, or Preference Stock are issued and outstanding, while a total of 334,967 shares of the Cumulative Preferred Stock, $100 par value, are issued and outstanding in various series as detailed in the table above.

During 1996, Florida Power redeemed 1,050,000 shares of its Cumulative Preferred Stock. Florida Power also redeemed 50,000 shares in 1995 and 850,000 shares in 1994.

NOTE 8  RETIREMENT BENEFIT PLANS

STAFF REDUCTIONS - Florida Progress recognized pension and other postretirement benefit expenses of $15.5 million in 1994 related to an early retirement option. In addition, in late 1994, Florida Power eliminated approximately 300 positions. As a result, Florida Progress recognized severance costs of $5 million, which was partially offset by a reduction of $1.8 million in related accrued pension and postretirement benefit costs.

PENSION BENEFITS - Florida Progress and certain of its subsidiaries have a noncontributory defined benefit pension plan covering most employees. The benefits are based on length of service, compensation and Social Security benefits. The participating companies make annual contributions to the plan based on an actuarial determination and consideration of tax regulations and funding requirements under federal law. Based on actuarial calculations and the funded status of the pension plan, Florida Progress was not required to contribute to the plan for 1996, 1995 or 1994.

Shown below are the components of the net pension expense calculations for those years:

(In millions)                                1996       1995       1994
 --------------------------------------------------------------------------
Service cost                               $ 16.2     $ 13.4     $ 17.2
Interest cost                                31.3       30.1       29.3
Actual losses (earnings) on plan assets     (88.0)    (124.4)       6.6
Net amortization and deferral                29.5       77.7      (54.3)
 --------------------------------------------------------------------------
Net pension cost (benefit)                  (11.0)      (3.2)      (1.2)
Staff reduction cost, net                      -          -        10.0
 --------------------------------------------------------------------------
Net pension cost (benefit) recognized      $(11.0)    $ (3.2)    $  8.8
 ==========================================================================

Florida Power's share of the plan's net pension costs (benefits) for 1996, 1995 and 1994 was $(10.3) million, $(3) million and $9 million, respectively.

The following weighted average actuarial assumptions at January 1 were used in the calculation of pension expense:

                                             1996       1995       1994

Discount rate                                7.25%      8.25%      7.25%
Expected long-term rate of return            9.00%      9.00%      9.00%
Rate of compensation increase                4.50%      5.00%      5.00%

The following summarizes the funded status of the pension plan at December 31, 1996 and 1995:

(In millions)                                  1996        1995
 -------------------------------------------------------------------
Accumulated benefit obligation:
   Vested                                     $326.1      $315.8
   Nonvested                                    31.5        30.6
 -------------------------------------------------------------------
                                               357.6       346.4
Effect of projected compensation increases      94.4        94.7
 -------------------------------------------------------------------
Projected benefit obligation                   452.0       441.1
Plan assets at market value, primarily listed
   stocks and bonds                            655.0       585.0
 -------------------------------------------------------------------
Plan assets in excess of projected benefit
   obligation                                 $203.0      $143.9
 ===================================================================
Consisting of the following components:
   Unrecognized transition asset              $ 30.4      $ 35.4
   Unrecognized prior service cost              (6.3)       (6.9)
   Unrecognized net actuarial gains            176.4       123.9
   (Accrued)/prepaid pension costs               2.5        (8.5)
 -------------------------------------------------------------------
                                              $203.0      $143.9
 ===================================================================

Due to changes in interest rates, Florida Progress used a discount rate of 7.5% to calculate the pension plan's 1996 year-end funded status. The change in the discount rate from 7.25% at December 31, 1995, to 7.5% at December 31, 1996, decreased the projected benefit obligation by $16.5 million and is expected to decrease the annual pension costs by $2.1 million, beginning in 1997.

OTHER POSTRETIREMENT BENEFITS - Florida Progress and some of its subsidiaries provide certain health care and life insurance benefits for retired employees. Employees become eligible for these benefits when they reach normal retirement age while working for Florida Progress.

The net postretirement benefit costs for 1996, 1995 and 1994 are detailed below:

(In millions)                        1996       1995       1994
 -------------------------------------------------------------------
Service cost                        $ 5.3     $  5.1     $  5.3
Interest cost                        12.4       13.5       12.9
Amortization of unrecognized
   transition obligation              6.1        6.1        6.1
Actual earnings on plan assets        (.3)       (.3)        -
Staff reduction cost                   -          -         3.7
 -------------------------------------------------------------------
                                    $23.5      $24.4      $28.0
 ===================================================================

The following summarizes the plan's status, reconciled with amounts recognized in Florida Progress' balance sheet at December 31, 1996 and 1995:

(In millions)                                  1996        1995
 -------------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees                                   $100.4      $ 96.6
   Fully eligible active plan participants       3.1         2.6
   Other active plan participants               81.2        91.4
   Plan assets at fair value                    (4.7)       (3.2)
 -------------------------------------------------------------------
                                               180.0       187.4
Unrecognized transition obligation             (97.2)     (103.6)
Unrecognized net gains                          17.2         1.0
 -------------------------------------------------------------------
Accrued postretirement benefit cost           $100.0      $ 84.8
 ===================================================================

Florida Power's share of the plan's net postretirement benefit cost for 1996, 1995 and 1994 was $22.7 million, $23.5 million and $27.1 million, respectively.

The following weighted average actuarial assumptions were used in the calculation of the year-end status of other postretirement benefits:

                                         1996              1995
 ------------------------------------------------------------------
Discount rate                            7.50%             7.25%
Rate of compensation increase            4.50%             4.50%
Health care cost trend rates:
   Pre-Medicare                    9.50%-5.25%      11.50%-5.00%
   Post-Medicare                   7.50%-5.00%       8.25%-4.75%
 ==================================================================

The transition obligation is being accrued through 2012. A one-percentage point increase in the assumed health care cost trend rate for each future year would have increased the 1996 current service and interest cost by approximately $3 million and the accumulated postretirement benefit obligation as of December 31, 1996, by about $26.2 million. The change in the discount rate from 7.25% at December 31, 1995, to 7.5% at December 31, 1996, decreased the projected benefit obligation by $6 million and is expected to decrease annual postretirement benefit costs by $.5 million, beginning in 1997.

Due to different retail and wholesale regulatory rate requirements, Florida Power began making quarterly contributions in 1995 to an irrevocable external trust fund for wholesale ratemaking, while continuing to accrue postretirement benefit costs to an unfunded reserve for retail ratemaking. Florida Power contributed approximately $1.3 million in 1996 and $1.4 million in 1995 to the trust fund.

NOTE 9  BUSINESS SEGMENTS

Florida Progress' principal business segments are utility and diversified operations. The utility is engaged in the generation, purchase, transmission, distribution and sale of electric energy. Electric Fuels' operations include bulk commodities transportation, rail products and services and the mining, procurement and transportation of coal to Florida Power and other unaffiliated customers. Other diversified operations include ownership of a life insurance subsidiary.

Florida Progress' business segment information for 1996, 1995 and 1994 is summarized below. No single customer accounted for 10% or more of unaffiliated revenues.

(In millions)                               1996        1995        1994

Revenues:
  Utility                                $2,393.6     $2,271.7    $2,080.5
  Diversified:
    Electric Fuels, combined:
      Coal sales to electric utility        272.1        236.8       249.4
      Sales to external customers           609.0        607.0       534.1
    Other                                   155.3        129.1       110.7
 ------------------------------------------------------------------------------
                                          3,430.0      3,244.6     2,974.7
  Eliminations                             (272.1)      (236.8)     (249.4)
 ------------------------------------------------------------------------------
Revenues from external customers         $3,157.9     $3,007.8    $2,725.3
 ==============================================================================

Income from operations:
  Utility                                $  468.5     $  456.3    $  419.5
  Diversified:
    Electric Fuels recurring, combined       61.4         52.1        41.6
    Electric Fuels loss provision           (40.9)          -           -
    Other                                    (6.6)          .5          -
 ------------------------------------------------------------------------------
                                            482.4        508.9       461.1
 Interest and other expense                  85.8        131.9       138.3
 ------------------------------------------------------------------------------
Income from continuing operations
  before income taxes                    $  396.6     $  377.0    $  322.8
 ==============================================================================

Identifiable assets:
  Utility                                $4,263.7     $4,284.7    $4,284.0
  Diversified:
    Electric Fuels, combined                619.8        573.6       489.4
    Other                                   464.9        692.1       679.7
 ------------------------------------------------------------------------------
                                         $5,348.4     $5,550.4    $5,453.1
 ==============================================================================

Depreciation and amortization:
  Utility                                $  341.1     $  329.7    $  294.8
  Diversified:
    Electric Fuels, combined                 23.5         21.2        19.7
    Other                                     2.1          1.8         1.9
 ------------------------------------------------------------------------------
                                         $  366.7     $  352.7    $  316.4
 ==============================================================================

Capital additions:
  Utility                                $  222.9     $  289.2    $  327.2
  Diversified:
    Electric Fuels, combined                 40.6         40.5        38.1
    Other                                      .5          1.7         1.5
 ------------------------------------------------------------------------------
                                         $  264.0     $  331.4    $  366.8
 ==============================================================================

     In December 1996, Electric Fuels revised its assessment that low-sulfur coal market prices were depressed temporarily. Electric Fuels decided to close and dispose of its unprofitable coal operations and recorded a provision for loss of $40.9 million, as shown above.

NOTE 10  DISCONTINUED OPERATIONS

On November 21, 1996, Florida Progress' Board of Directors declared a spin-off distribution to common shareholders of record on December 5, 1996, of the common shares of Echelon International Corporation, which comprised Florida Progress' lending, leasing and real estate operations. Common shares were distributed on the basis of one share of Echelon common stock for every 15 shares of Florida Progress' common stock.

In connection with the spin-off, Florida Progress has presented Echelon as a discontinued operation in the accompanying Consolidated Statements of Income. As of the date of the spin-off, the net assets of Echelon were $194.5 million. This amount has been charged against Florida Progress' retained earnings in the accompanying December 31, 1996 Consolidated Balance Sheet to reflect the distribution of Echelon common shares on December 18, 1996. A summary of net assets distributed is as follows:

(In millions)
 ------------------------------------------------------------------
Cash and equivalents                                    $  53.8
Assets held for sale                                       26.8
Leases and loans receivable, net                          272.0
Property and equipment, net                               126.0
Other assets                                               39.9
 ------------------------------------------------------------------
Total assets                                              518.5
Total liabilities                                        (324.0)
 ------------------------------------------------------------------
Net assets distributed                                  $ 194.5
 ==================================================================

Summarized income statement information relating to Echelon's results of operations (as reported in discontinued operations) is as follows:

                                                    Year ended December 31,
(In millions)                                   1996        1995       1994
 ------------------------------------------------------------------------------
Sales and revenues                             $63.2       $50.0      $48.8
 ==============================================================================
Loss from operations (net of income tax)          -           -          -
Provision for loss on
  disposition of assets (net
  of income tax benefits of $11.3)             (18.0)         -          -
Spin-off transaction costs (net
  of income tax benefits of $1.8)               (8.3)         -          -
 ------------------------------------------------------------------------------
Total discontinued operations                 ($26.3)      $  -       $  -
 ==============================================================================

Fiscal year 1996 includes results of operations through December 18, 1996. Results of operations include allocated interest expense of $8.7 million, $11.7 million and $12.4 million for 1996, 1995 and 1994, respectively.

NOTE 11  COMMITMENTS AND CONTINGENCIES

FUEL, COAL AND PURCHASED POWER COMMITMENTS - Florida Power has entered into various long-term contracts to provide the fossil and nuclear fuel requirements of its generating plants and to reserve pipeline capacity for natural gas. In most cases, such contracts contain provisions for price escalation, minimum purchase levels and other financial commitments. Estimated annual payments, based on current market prices, for Florida Power's firm commitments for fuel purchases and transportation costs, excluding delivered coal and purchased power, are $8 million, $28 million, $36 million, $33 million and $29 million for 1997 through 2001, respectively, and $324 million in total thereafter. Additional commitments will be required in the future to supply Florida Power's fuel needs.

Electric Fuels has entered into several contracts with outside parties for the purchase of coal. Electric Fuels also has entered into several operating leases, and rental or royalty agreements, relating to transportation equipment and coal procurement and processing. The annual obligations under these contracts and leases, including transportation costs, are $278.6 million, $131.6 million, $108.5 million, $77.3 million and $75.4 million for 1997 through 2001, respectively, and $85.6 million in total thereafter. The total cost incurred for these commitments was $221.4 million in 1996, $235.2 million in 1995 and $199.2 million in 1994.

Florida Power has long-term contracts for about 480 MW of purchased power with other utilities, including a contract with Southern for approximately 400 MW of purchased power annually through 2010. This represents 4.5% of Florida Power's total current installed system capacity. Florida Power has an option to lower these Southern purchases to approximately 200 MW annually, beginning in 2000, with a three-year notice. The purchased power from Southern is supplied by generating units with a capacity of approximately 3,500 MW and is guaranteed by Southern's entire system, totaling more than 30,000 MW.

As of December 31, 1996, Florida Power had entered into purchased power contracts with certain cogenerators for about 1,160 MW of capacity with expiration dates ranging from 2002 to 2025. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments are subject to the qualifying facilities meeting certain contract performance obligations. In most cases, these contracts account for 100% of the generating capacity of each of the facilities. Of the 1,160 MW under contract, 1,050 MW currently are available to Florida Power. All commitments have been approved by the FPSC. Florida Power does not plan to increase the level of purchased power currently under contract.

The FPSC allows the capacity payments to be recovered through a capacity cost recovery clause, which is similar to, and works in conjunction with, energy payments recovered through the fuel adjustment clause.

Florida Power incurred purchased power capacity costs totaling $284 million in 1996, $260.1 million in 1995 and $138.6 million in 1994. The following table shows minimum expected future capacity payments for purchased power commitments. Because the purchased power commitments have relatively long durations, the total present value of these payments using a 10% discount rate also is presented. These amounts assume that all units are brought into service as contracted and meet contract performance requirements:

               Purchased Power Capacity Payments
(In millions)              Utilities   Cogenerators     Total
 ----------------------------------------------------------------
1997                         $ 64       $  233        $   297
1998                           63          245            308
1999                           64          256            320
2000                           36          270            306
2001                           36          281            317
2002-2025                     324        9,293          9,617
 ----------------------------------------------------------------
   Total                     $587       $10,578       $11,165
 ================================================================
   Total net present value                            $ 3,350
 ================================================================

As part of Florida Power's strategy to mitigate its exposure to these expensive cogeneration contracts, Florida Power has agreed, subject to FPSC approval, to acquire a 220-MW cogeneration facility for $445 million.

The cogeneration purchased power contracts employ separate pricing methodologies for capacity payments and energy payments. Four cogenerators filed suit against Florida Power over the contract payment terms. Florida Power entered into settlement agreements with three of the four cogenerators. One of those agreements already has been finalized and litigation terminated. The other two agreements are awaiting certain approvals from the FPSC and others before being finalized. Management does not expect that the results of these legal actions will have a material impact on Florida Power's financial position, operations or liquidity.

Florida Power was threatened in late 1995 with litigation from another cogeneration developer, which claimed interference involving an effort to obtain a gas transportation contract with a third party. However, no legal action has been taken by the developer.

UTILITY CONSTRUCTION PROGRAM - Substantial commitments have been made in connection with Florida Power's construction program. In 1997, total construction expenditures of $372 million are projected, primarily for electric plant and nuclear fuel.

OFF-BALANCE SHEET RISK - Several of Florida Progress' subsidiaries are general partners in unconsolidated partnerships and joint ventures. Florida Progress or subsidiaries have agreed to support certain loan agreements of the partnerships and joint ventures. These credit risks are not material to the financial statements and Florida Progress considers these credit risks to be minimal, based upon the asset values supporting the partnership liabilities.

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

Florida Power self-insures its transmission and distribution lines against loss due to storm damage and other natural disasters. Pursuant to a regulatory order, Florida Power is accruing $6 million annually to a storm damage reserve and may defer any losses in excess of the reserve.

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

Florida Power is a member of NEIL, an industry mutual insurer, which provides business interruption and extra expense coverage in the event of a major accidental outage at a covered nuclear power plant. Florida Power is subject to a retroactive premium assessment under this policy in the event of adverse loss experience. Florida Power's present maximum share of any such retroactive assessment is $2.5 million per policy year.

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

CONTAMINATED SITE CLEANUP - Florida Progress is subject to regulation with respect to the environmental effects of its operations. Florida Progress' disposal of hazardous waste through third-party vendors can result in costs to clean up facilities found to be contaminated. Federal and state statutes authorize governmental agencies to compel responsible parties to pay for cleanup of these hazardous waste sites.

Florida Power and former subsidiaries of Florida Progress, whose properties were sold in prior years, have been identified by the EPA as PRPs at certain sites. In addition to these designated sites, there are other sites where affiliates may be responsible for additional environmental cleanup, including a coal gasification plant site that Florida Power previously owned and operated. There are five parties that have been identified as potentially responsible for this gas site, including Florida Power. Liability for the cleanup costs of these sites is joint and several.

Florida Progress believes that its subsidiaries will not be required to pay a disproportionate share of the costs for cleanup of these sites. Florida Progress' best estimates indicate that its proportionate share of liability for cleaning up all sites ranges from $3.7 million to $5.4 million. It has reserved $3.7 million against these potential costs. The EPA is expected to further study the coal gasification plant site, which could cause Florida Power to increase its reserve for its portion of liability for cleanup costs. Although estimates of any additional costs are not available, the results of the tests are not expected to have a material effect on Florida Progress' financial position, results of operations or liquidity.

AGE DISCRIMINATION SUIT - Florida Power and Florida Progress have been served with an age discrimination lawsuit involving 56 former Florida Power employees. While no dollar amount was requested, each plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys' fees. In October 1996, the court approved an agreement between parties to provisionally certify this case as a class action suit under the Age Discrimination in Employment Act. A notice was sent to eligible former employees informing them of their right to become a party to this provisional class action within 90 days. Estimates of the potential liability associated with this lawsuit cannot be determined until the size of the potential class has been determined.

                            QUARTERLY FINANCIAL DATA

                                         FLORIDA PROGRESS CORPORATION
                                                  (Unaudited)

                                                              Three Months Ended
(In millions, except per share amounts)        March 31      June 30     September 30     December 31
 --------------------------------------------------------------------------------------------------------------
   1996
   OPERATING RESULTS
   Revenues from continuing operations         $ 730.4      $ 773.6        $ 879.0         $ 774.9
   Income from continuing operations              48.3         58.7           98.1            45.6
   Loss from discontinued operations                -         (25.0)            -             (1.3)
   Net income                                     48.3         33.7           98.1            44.3
   DATA PER SHARE
   Earnings:
     Continuing operations                          .50          .61           1.01             .47
     Discontinued operations                        -           (.26)           -              (.01)
     Consolidated                                   .50          .35           1.01             .46
   Dividends per common share                       .515         .515           .515            .515
   Common stock price per share:
     High                                         36 3/8       34 3/4         35 1/8          34 1/2
     Low                                          33           32 1/2         33 1/2          31 5/8
 --------------------------------------------------------------------------------------------------------------
   1995
   OPERATING RESULTS
   Revenues from continuing operations         $ 693.0      $ 731.3        $ 852.4         $ 731.1
   Income from continuing operations              46.6         55.2           91.1            46.0
   Income (loss) from discontinued operations       -            -              -               -
   Net income                                     46.6         55.2           91.1            46.0
   DATA PER SHARE
   Earnings:
     Continuing operations                          .49          .58            .95             .48
     Discontinued operations                        -            -              -               -
     Consolidated                                   .49          .58            .95             .48
   Dividends per common share                       .505         .505           .505            .505
   Common stock price per share:
     High                                         32 5/8       32 3/8         32 1/2          35 3/4
     Low                                          29 3/8       29 1/2         29 3/4          32 3/8
 --------------------------------------------------------------------------------------------------------------

                                          FLORIDA POWER CORPORATION
                                                 (Unaudited)
 -------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended
(In millions)                            March 31        June 30      September 30    December 31
 -------------------------------------------------------------------------------------------------------------
1996

Operating revenues                        $547.3         $588.7          $694.7          $562.9
Net income                                 $45.2          $56.0           $93.9           $43.3
Earnings on common stock                   $42.9          $53.9           $93.1           $42.7


1995

Operating revenues                        $515.9         $550.5          $671.8          $533.5
Net income                                 $43.3          $53.0           $87.1           $43.6
Earnings on common stock                   $40.8          $50.6           $84.7           $41.2


   The business of Florida Power is seasonal in nature and comparisons of earnings for the quarters do not give a true indication of overall trends and changes in operations. The divestiture of Echelon is reflected in the loss from discontinued operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

                              FLORIDA PROGRESS

Information concerning the Directors of Florida Progress is included under the headings "Information as to Nominees" and "Information as to Continuing Directors" in Florida Progress' Proxy Statement and is incorporated herein by reference. Information concerning the executive officers of Florida Progress is set forth in Part I, Item 1 hereof under the heading "Executive Officers". With respect to compliance by Florida Progress' directors and officers, and persons who own more than 10% of Florida Progress' common stock, with the reporting requirements of Section 16(a) of the Securities Act of 1934, there were no reporting delinquencies.

                                FLORIDA POWER

DIRECTORS

R. Mark Bostick, Age 42, Director since 1992.
Member - Executive Committee, Compliance Committee.

Since January 1989, Mr. Bostick's principal occupation has been President of COMCAR Industries, Inc., a privately held, diversified transportation company. Mr. Bostick is a director of NationsBank, N.A. South.

Jack B. Critchfield, Age 63, Director 1975-1978 and since 1988.
Member - Executive Committee.

Information concerning Dr. Critchfield is set forth in Part I, Item 1 hereof under the heading "Executive Officers."

Allen J. Keesler, Jr., Age 58, Director since 1988.

In April of 1996, Mr. Keesler retired as Group Vice President, Utility Group of Florida Progress, and President and Chief Executive Officer of Florida Power, positions he held since 1988. He is currently President and Chief Executive Officer of E. R. Jahna Industries, Inc., a management consulting company. He serves as director of SouthTrust Corporation and Cameron-Ashley Building Products, Inc.

Richard Korpan, Age 55, Director since 1989. Chairman - Executive Committee effective April 1, 1996.

Information concerning Mr. Korpan is set forth in Part I, Item 1 hereof under the heading "Executive Officers".

Frank C. Logan, Age 61, Director since 1994.
Member - Executive Committee, Chairman - Compliance Committee.

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

Clarence V. McKee, Esquire, Age 54, Director since 1988.

Mr. McKee's principal occupation is Chairman and Chief Executive Officer of McKee Communications, Inc., Tampa, Florida, a firm involved in the acquisition and management of television and radio stations. He served as Counsel to Pepper & Corazinni, a Washington, D.C. communications law firm, from 1980 until 1987 when he became a co-owner of WTVT Holdings, Inc., where he held the position of Chairman and Chief Executive Officer until 1992. He is a director of Barnett Banks, Inc., American Heritage Life Insurance Company, and Checkers Drive In Restaurants, Inc.

Joseph H. Richardson, Age 47, Director since 1996.
Member - Executive Committee.

Information concerning Mr. Richardson is set forth in Part I, Item 1 hereof under the heading "Executive Officers."

Joan D. Ruffier, Age 57, Director since 1991.

Ms. Ruffier's principal occupation for more than five years has been as general partner of Sunshine Cafes, Ltd., Orlando, Florida, a food and beverage concession business at major Florida airports. Previously, she practiced public accounting with the firm of Colley, Trumbower & Howell. She also serves on the boards of directors of Cyprus Equity Fund and INVEST, Inc.

Jean Giles Wittner, Age 62, Director since 1977.

Mrs. Wittner's principal occupation is President of Wittner & Co., Wittner Securities, Inc., and Wittner & Associates, Inc., St. Petersburg, Florida, firms involved in real estate management, insurance brokerage and consulting, positions she has held for more than five years. She previously served as President and Chief Executive Officer of a savings association until it was sold in 1986. She serves on the board of Raymond James Bank, F.S.B.

All of the directors except Mr. Bostick, Mr. Logan, Mr. Keesler and Mr. Richardson are directors of Florida Progress. Each director holds office until the next Annual Meeting of Shareholders and until the election and qualification of a successor.

EXECUTIVE OFFICERS

Information concerning the executive officers of Florida Power is set forth in
Part I, Item 1 hereof under the heading "Executive Officers" and is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely on a review of the copies of Section 16(a) forms furnished to Florida Power during 1996, or written representations that no forms were required, Florida Power believes that all persons who at any time during 1996 were officers, directors or greater than 10% beneficial owners of Florida Power's preferred stock, filed their applicable Section 16(a) reports on a timely basis during 1996 and prior fiscal years, except that Florida Power's Vice Presidents, Janice B. Case and Michael B. Foley, Jr., failed to timely file a Form 3 within 10 days of becoming an executive officer. Both of these forms were filed 27 days after they became executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

                                FLORIDA PROGRESS

The information under the headings "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation", "Pension Plan Table" and "Employment Contracts" in Florida Progress' Proxy Statement is incorporated herein by reference.

                                  FLORIDA POWER

COMPENSATION OF DIRECTORS

For 1996, compensation for all directors of Florida Power (excluding employees of Florida Progress or subsidiaries) was $1,500 for attendance at each meeting of the Florida Power Board of Directors. Messrs. Bostick and Logan, and effective April 1, 1996, Mr. Keesler received $20,000 per year as a retainer fee and a meeting fee of $750 for attendance at each committee meeting.

The foregoing retainer fees were paid in accordance with the terms of the Stock Plan for Non-Employee Directors of Florida Progress and Subsidiaries as approved by the shareholders of Florida Progress at the 1996 Annual Meeting of Shareholders. As approved, 75% of the directors' retainer fees was paid in Florida Progress common stock. Only the cash portion of directors' compensation is allowed to be deferred.














                     [THIS SPACE INTENTIONALLY BLANK]

EXECUTIVE COMPENSATION

The following table contains information with respect to compensation awarded, earned or paid during the years 1994-1996 to (i) each person who served as the Chief Executive Officer, and (ii) the other four most highly compensated executive officers of Florida Power (collectively the "Named Executive Officers") in 1996, whose total remuneration paid in 1996 exceeded $100,000.

                                    SUMMARY COMPENSATION TABLE
                                                                       Long-Term
                                                                      Compensation
                                     Annual Compensation(1)           ------------
    Name and Principal             -------------------------              LTIP                All Other
        Position                    Year     Salary    Bonus           Payouts(2)          Compensation(3)
 --------------------------        -----     ------    -----          ------------         ---------------

ALLEN J. KEESLER, JR. (4)           1996    $155,386  $ 81,500          $207,802(5)         $245,304(6)
  Former President and              1995     397,848   240,000           260,419              16,785
  Chief Executive Officer           1994     383,011   172,500           178,904              15,837


RICHARD KORPAN                      1996    $535,610  $333,500          $339,107(5)         $ 18,900
  Chairman and Chief                1995     440,003   257,000           284,109              19,800
  Executive Officer                 1994     432,311   232,500           206,455              18,060


JOSEPH H. RICHARDSON                1996    $288,884  $214,000          $128,858(5)         $ 16,585(7)
  President and Chief               1995     215,009   113,000           110,473               8,835
  Operating Officer                 1994     212,122    88,500            81,326               4,226

JEFFREY R. HEINICKA                 1996    $258,456  $169,000          $113,139(5)         $  8,595
  Senior Vice President and         1995     211,200   100,000              N/A                8,325
  Chief Financial Officer           1994     174,723    76,000              N/A                7,943

KENNETH E. ARMSTRONG                1996    $212,785  $144,500          $101,748(5)         $  8,010
  Vice President and                1995     197,995    77,000              N/A                8,910
   General Counsel                  1994     196,459    70,000              N/A                8,436

JOHN A. HANCOCK                     1996    $217,385  $115,000          $130,787(5)         $  8,400
  Senior Vice President,            1995     199,992   105,000           109,974               8,550
   Energy Supply                    1994     197,088    72,500            74,786               8,700


(1) All other annual compensation paid to the Named Executive Officers during 1996, other than salary and annual incentive compensation, does not exceed the minimum amounts required to be reported pursuant to SEC rules.

(2)          Unless otherwise noted, the number of shares of restricted Common
             Stock held by Named Executive Officers as of December 31, 1996 as a result of awards earned under the 1992-1994 and 1993-1995 performance cycles and the value of such shares as of that date, is as follows: Allen J. Keesler, Jr. 5,876 shares, $189,501; Richard
             Korpan 6,527 shares, $210,496; Joseph H. Richardson 2,548 shares,
             $82,173; Jeffrey R. Heinicka -0-; Kenneth E. Armstrong -0-; and
             John A. Hancock 2,473 shares, $79,754.

(3) Represents contributions to the Savings Plan of Florida Progress and/or the Executive Optional Deferred Compensation Plan on behalf of the Chief Executive Officer and the Named Executive Officers.

(4)          Allen J. Keesler, Jr. retired as President and Chief Executive
             Officer of Florida Power on April 1, 1996.






(5) Represents the dollar value as of the date of award, of shares of Common Stock of Florida Progress earned under the 1994-1996 performance cycle ("Cycle IV") of the LTIP, two-thirds of which are restricted except that none of the shares awarded Allen J. Keesler, Jr. are restricted. The total number of shares earned are as follows: Allen J. Keesler, Jr. 6,898 shares; Richard Korpan 10,895 shares; Joseph H. Richardson 4,140 shares; Jeffrey R. Heinicka
             3,635 shares; Kenneth E. Armstrong 3,269 shares; and John A.
             Hancock 4,202 shares. The vesting schedule for the restricted stock is 50% on January 1, 1998 and 50% on January 1, 1999. Dividends are payable on the restricted Common Stock to the extent and on the same date as dividends are paid on all other shares of Florida
             Progress Common Stock. In the event of a change in control of Florida Progress, all restrictions on all shares of restricted stock lapse.

             The payouts listed for Richard Korpan, Joseph H. Richardson,
             Jeffrey R. Heinicka and Kenneth E. Armstrong are the result of (i) the Florida Progress Compensation Committee's determination that the results exceeded the Cycle IV goals, after taking into account the exclusion of a provision for loss on coal properties for Electric Fuels' return-on- equity, (ii) the application of a mathematical formula converting the goal level achieved into the number of performance shares earned and (iii) adding dividend equivalents on shares earned for the period of the performance cycle.

(6)          Represents $4,712 in Company Contributions to the Savings Plan of
             Florida Progress and/or the Executive Optional Deferred
             Compensation Plan and $240,592 in Nondiscrimination Plan and
             Supplemental Executive Retirement Plan payments.

(7)          Represents $8,835 in Company Contributions to the Savings Plan of
             Florida Progress and/or the Executive Optional Deferred
             Compensation Plan and $7,750 of director fees for services as a director of Echelon, a former subsidiary of Florida Progress.


The following table contains information with respect to Performance Shares granted in 1996 to each of the Named Executive Officers of Florida Power for the 1996-1998 performance cycle of the LTIP:

                           LONG-TERM INCENTIVE PLAN(1)
                                 AWARDS IN 1996
                              Number of   Performance       Estimated Payout in Shares at End of Period(3)
                             Performance    Period          ---------------------------------------------
   Name                       Shares(2)    Covered             Threshold     Target       Maximum
 ----------------------      ----------    ---------            ---------     ------      --------
Allen J. Keesler, Jr.                0      1996-1998                 0             0             0
Richard Korpan                   7,719      1996-1998             3,860         7,719        11,579
Joseph H. Richardson             4,211      1996-1998             2,106         4,211         6,317
Jeffrey R. Heinicka              2,975      1996-1998             1,488         2,975         4,463
Kenneth E. Armstrong             2,414      1996-1998             1,207         2,414         3,621
John A. Hancock                  2,470      1996-1998             1,235         2,470         3,705

(1) The LTIP is a Common Stock based incentive plan to reward participants for long-term growth and performance of Florida Progress. It was approved by the Florida Progress shareholders in 1990.









(2) Performance shares granted under the LTIP which, upon achievement of performance criteria established by the Compensation Committee of the Board of Directors of Florida Progress, would result in the payout of shares of Florida Progress Common Stock, two-thirds of which would be restricted for periods of time. Payouts of shares of Florida Progress Common Stock are made for achieving financial goals equal to or exceeding the thresholds established by the Compensation Committee. In the event of a change in control of Florida Progress, 150% of all performance shares granted under the LTIP and then outstanding would automatically be considered earned and would be paid in shares of unrestricted Florida Progress
     Common Stock together with shares of unrestricted Florida Progress
     Common Stock payable for dividend equivalents accrued to the change in control on performance shares awarded for performance cycles starting after December 31, 1992. Also, all restrictions on shares of restricted
     Florida Progress Common Stock previously awarded and then held would lapse.

(3)  Grants of performance shares are earned upon achievement of Florida
     Progress and/or subsidiary financial goals for the three-year performance cycle.

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

                            Estimated Annual Retirement Benefits Payable Under
                              the Retirement Plan and Nondiscrimination Plan
                            --------------------------------------------------
Average Annual
 Compensation                                        Service Years
 ---------------------------------------------------------------------------------------------------------
                           5            10           15           20          25          30    35 or more
$  200,000             $ 18,000    $  36,000    $  54,000    $  72,000    $ 90,000    $108,000    $126,000
   300,000               27,000       54,000       81,000      108,000     135,000     162,000     189,000
   400,000               36,000       72,000      108,000      144,000     180,000     216,000     252,000
   500,000               45,000       90,000      135,000      180,000     225,000     270,000     315,000
   600,000               54,000      108,000      162,000      216,000     270,000     324,000     378,000
   700,000               63,000      126,000      189,000      252,000     315,000     378,000     441,000
   800,000               72,000      144,000      216,000      288,000     360,000     432,000     504,000
   900,000               81,000      162,000      243,000      324,000     405,000     486,000     567,000
 1,000,000               90,000      180,000      270,000      360,000     450,000     540,000     630,000
 1,100,000               99,000      198,000      297,000      396,000     495,000     594,000     693,000



Under the Retirement Plan and the Nondiscrimination Plan, the compensation taken into account in calculating benefits is salary only. The years of credited service that would be used in calculating benefits under the Retirement Plan and the Nondiscrimination Plan for the Named Executive Officers in the summary compensation table are as follows: Mr. Keesler, 33 years of service; Mr. Korpan, 8 years of service; Mr. Richardson, 21 years of service; Mr. Heinicka, 19 years of service; Mr. Armstrong, 10 years of service and Mr. Hancock, 30 years of service. The benefits under the Retirement Plan and the Nondiscrimination Plan are subject to offset by an amount equal to 1 1/7% of a participant's primary Social Security benefit for each year of service (with a maximum offset of 40%).

The Named Executive Officers are also entitled to benefits under the SERP. These benefits are offset by the benefits payable under the Retirement Plan and the Nondiscrimination Plan, as well as 100% of the executive's primary Social Security benefit. The estimated annual SERP benefit for the Named Executive Officers (prior to any offsets) may be determined using the table set forth above for the Retirement Plan and the Nondiscrimination Plan. For these purposes, the current compensation for each executive that would be used in calculating benefits under the SERP is substantially the same as that reported as salary and bonus in the summary compensation table, and the number of years of deemed credited service that would be used in calculating benefits under the SERP for each such executive is as follows: Mr. Korpan 35 years of service; Mr. Richardson 21 years of service; Mr. Heinicka, 19 years of service; Mr. Armstrong, 15 years of service; and Mr. Hancock, 30 years of service.

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

Mr. Keesler retired effective April 1, 1996, pursuant to the "special early retirement" provisions of the SERP which are separate and in lieu of those mentioned above. Under this arrangement, Mr. Keesler receives until age 62, an annual retirement benefit of $368,753. After age 62, the annual benefit will be reduced by $11,856, the amount of his annual Social Security benefit. After his death, his spouse will receive an annual survivor benefit of $254,931. Approximately 62% of the benefits are payable pursuant to the SERP, with the balance payable under the Retirement and Nondiscrimination Plans. Florida Progress also pays 95% of his medical insurance premiums and 71% of his spouse's.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                FLORIDA PROGRESS

The information included under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in Florida Progress' Proxy Statement is incorporated herein by reference.

                                  FLORIDA POWER

All of Florida Power's common stock is held beneficially and of record by Florida Progress. None of Florida Power's directors or executive officers owns any shares of Florida Power's common or preferred stock. Information concerning shares of Florida Progress common stock that are held by persons known to Florida Progress to be the beneficial owners of more than 5% of Florida Progress' common stock is set forth in the table under the heading "Security Ownership of Certain Beneficial Owners" in the Florida Progress Proxy Statement and is incorporated herein by reference.

The table below sets forth as of December 31, 1996, the number of shares of common stock of Florida Progress owned by Florida Power's directors, Chief Executive Officer and Named Executive Officers individually and the directors and executive officers of Florida Power as a group.

Florida Power                     Number of Shares             Percent of
Officer or Director Name       Beneficially Owned (1)          Class (2)
------------------------       ----------------------          ----------
R. M. Bostick                            654
Jack B. Critchfield                   38,377
Allen J. Keesler, Jr.                 41,779
Richard Korpan                        17,339
Frank C. Logan                         1,754
Clarence V. McKee                      2,436
Joan D. Ruffier                        3,750
Jean Giles Wittner                     9,444
Kenneth E. Armstrong                   2,335
Joseph H. Richardson                  10,062
Jeffrey R. Heinicka                    2,339
John A. Hancock                       19,184
All 15 directors, Named
  Executive Officers and executive
  officers as a group, including
  those named above                  162,517                      .17

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

          2. The following Financial Statement Schedules and reports are included herein:

                                 Florida Progress

                      II-Valuation and Qualifying Accounts
                         for the years ended December 31,
                         1996, 1995 and 1994

                                   Florida Power

                      II-Valuation and Qualifying Accounts
                         for the years ended December 31,
                         1996, 1995 and 1994

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

          3.   Exhibits filed herewith:
                                                               Florida  Florida
         Number           Exhibit                              Progress  Power
         ------           -------                              -------- -------

          4.(a)      Amendment to Shareholder Rights
                     Agreement dated February 20, 1997,
                     between Florida Progress and The First
                     National Bank of Boston.                       X

          4.(b)      Form of Certificate representing shares of
                     Florida Progress Common Stock.                 X

         10.(a)      Management Incentive Compensation Plan         X       X
                     of Florida Progress Corporation, as amended to date.*

         10.(b)      Florida Progress Supplemental Executive        X       X
                     Retirement Plan.*

         10.(c)      Executive Optional Deferred Compensation
                     Plan.*                                         X       X

         12          Statement of Computation of Ratios.                    X

         21          Subsidiaries of Florida Progress.              X

         23.(a)      Consent of Independent Certified Public        X
                     Accountants to the incorporation by reference of their report on the financial statements into the following registration statements of Florida Progress: Form S-3 (No. 33-51573) (relating to the registration of 4.5 million shares of common stock and filed with the SEC on December 17, 1993); Form S-8 (Nos. 33-53939 and 333-19037)(relating to the Savings Plan for Employees of Florida Progress and filed with the SEC on June 1, 1994 and December 31, 1996, respectively); Form S-3 (Nos. 33-45044 and 333-07853) (relating to the Progress Plus Plan and filed with the SEC on January 13, 1992 and July 10, 1996, respectively); Form S-8 (No. 33-47623) (relating to Florida Progress' Long-Term Incentive Plan and filed with the SEC on May 1, 1992); Form S-8 (No. 33-39153) (also relating to the Long-Term Incentive Plan and filed with the SEC on February 26, 1991); Form S-3 (No. 2-93111)(relating to the acquisition of Better Business Forms and filed with the SEC on September 5, 1984; Form S-3 (No. 33-56873)
                     (relating to the resale of shares by the former shareholders of F.M. Industries, Inc. ("FMI") and filed with the SEC on December 15, 1994); and Form S-3 (No. 333-00547) (also relating to the resale of shares held by the FMI shareholders and filed with the SEC on January 30, 1996).

         23.(b)      Consent of Independent Certified Public                 X
                     Accountants to the incorporation by reference of their report on the financial statements into Florida Power's registration statements on Form S-3 (No. 33-62210 and 33-55273)(relating to Florida Power's first mortgage bond shelf) and Form S-3 (Nos. 33-50908 and 333-02549)
                     (relating to Florida Power's medium-term note shelf).

         27.(a)      Florida Progress Financial Data Schedule        X

         27.(b)      Florida Power Financial Data Schedule                   X

          4.   Exhibits incorporated herein by reference:

                                                                Florida  Florida
          Number           Exhibit                              Progress  Power
          ------           -------                              -------- -------

          3.(a)      Bylaws of Florida Progress, as amended to       X
                     date.  (Filed as Exhibit 3(a) to the Florida
                     Progress Form 10-K for the year ended
                     December 31, 1995, as filed with the SEC on March 20, 1996.)

          3.(b)      Bylaws of Florida Power, as amended to date.            X
                     (Filed as Exhibit 3.(b) to the Florida Power
                     Form 10-K for the year ended December 31, 1995, as filed with the SEC on March 20, 1996.)

          3.(c) Restated Articles of Incorporation, as amended, X of Florida Progress. (Filed as Exhibit 3(a) to Florida Progress' Form 10-K for the year ended December 31, 1991, as filed with the SEC on March 30, 1992.)

          3.(d)      Amended Articles of Incorporation, as amended,   X      X
                     of Florida Power. (Filed as Exhibit 3(a) to the
                     Florida Power Form 10-K for the year ended
                     December 31, 1991, as filed with the SEC
                     (File No. 1-3274) on March 30, 1992).

          4.(c)      Rights Agreement, dated as of November 21,       X
                     1991, between Florida Progress and
                     Manufacturers Hanover Trust Company,
                     including as Exhibit A the form of Rights
                     Certificate. (Filed as Exhibit 4(a) to
                     Florida Progress' Form 8-K dated November
                     21, 1991, as filed with the SEC on November
                     27, 1991).

          4.(d)      Indenture, dated as of January 1, 1944 (the      X      X
                     "Indenture"), between Florida Power and
                     Guaranty Trust Company of New York and The
                     Florida National Bank of Jacksonville, as
                     Trustees.  (Filed as Exhibit B-18 to Florida
                     Power's Registration Statement on Form A-2
                     (No. 2-5293) filed with the SEC on January
                     24, 1944).

          4.(e)      Seventh Supplemental Indenture, dated as of       X      X
                     July 1, 1956, between Florida Power and
                     Guaranty Trust Company of New York and The
                     Florida National Bank of Jacksonville, as
                     Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(b) to Florida Power's Registration
                     Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991).

          4.(f)      Eighth Supplemental Indenture, dated as of        X      X
                     July 1, 1958, between Florida Power and
                     Guaranty Trust Company of New York and The
                     Florida National Bank of Jacksonville, as
                     Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(c) to Florida Power's Registration
                     Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991).

          4.(g)      Sixteenth Supplemental Indenture, dated as of     X      X
                     February 1, 1970, between Florida Power and
                     Morgan Guaranty Trust Company of New York and
                     The Florida National Bank of Jacksonville, as
                     Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(d) to Florida Power's Registration
                     Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991).

          4.(h)      Twenty-Ninth Supplemental Indenture, dated as     X      X
                     of September 1, 1982, between Florida Power and Morgan Guaranty Trust Company of New York and Florida National Bank, as Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(c) to Florida Power's Registration Statement on
                     Form S-3 (No. 2-79832) filed with the SEC on
                     September 17, 1982).

          4.(i)      Thirty-Eighth Supplemental Indenture dated as     X      X
                     of July 25, 1994, between Florida Power and
                     First Chicago Trust Company of New York, as successor Trustee, Morgan Guaranty Trust
                     Company of New York, as resigning Trustee, and First Union National Bank of Florida, as resigning Co-Trustee, with reference to confirmation of First Chicago Trust Company of New York as successor Trustee under the Indenture. (Filed as exhibit 4.(f) to Florida
                     Power's Registration Statement on Form S-3
                     (No. 33-55273) as filed with the SEC on August
                     29, 1994.)

          10.(d)     Second Amended and Restated Guaranty and          X
                     Support Agreement dated as of August 7, 1996. (Filed as Exhibit 4 to Florida Progress' Form
                     10-Q for the quarter ended June 30, 1996).

          10.(e)     Florida Progress Corporation Long-Term            X      X
                     Incentive Plan, approved by Florida Progress'
                     Shareholders on April 19, 1990. (Filed as
                     Exhibit 10(d) to Florida Progress' Form 10-Q for the quarter ended March 31, 1990, as filed with the SEC on May 14, 1990). *

          10.(f)     Stock Plan for Non-Employee Directors of          X      X
                     Florida Progress Corporation and Subsidiaries.
                     (Filed as Exhibit 4.(k) to the Florida Progress Registration Statement on Form S-8 (No. 333-
                     02619) as filed with the SEC on April 18, 1996.)*

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

          (b)  Reports on Form 8-K:

               During the fourth quarter of the year ended December 31, 1996, Florida Progress and Florida Power filed the following reports on Form 8-K:

                    Form 8-K dated October 17, 1996, reporting under Item 5 "Other Events" a press release and related Investor Information Report reporting Florida Progress' and Florida Power's third quarter 1996 earnings.

                    Form 8-K dated October 22, 1996, reporting under Item 5 "Other Events" a news release regarding Florida Power's CR3 maintenance outage.

                    Form 8-K dated November 21, 1996, reporting under
                    Item 5 "Other Events" a press release announcing the approval of the spin-off of Echelon to shareholders. Florida Progress also issued an investor news release dated November 22, 1996 updating Florida Power's
                    CR3 outage.

                    Form 8-K dated December 5, 1996, reporting under Item 5 "Other Events" an investor news release to provide an update regarding Florida Power's CR3, and another investor news release dated December 12, 1996 announcing several strategic decisions regarding Florida Progress' diversified businesses.

                    Form 8-K dated December 18, 1996, reporting under
                    Item 5 "Other Events" a news release announcing the spin-off of Echelon.

               In addition, Florida Progress and Florida Power filed the following reports on Form 8-K subsequent to the fourth quarter of 1996:

                    Form 8-K dated January 7, 1997, reporting under Item 5 "Other Events" a press release dated January 7, 1997 announcing the replacements in top nuclear positions at Florida Power, and an investor news release dated January 14, 1997 relating to CR3. Florida Power also issued another news release dated January 14, 1997 regarding its request to recover higher fuel costs.

                    Form 8-K dated January 23, 1997, reporting under Item 5 "Other Events" a news release and related Investor News report reporting the signing of an agreement to acquire the Tiger Bay Cogeneration facility. Florida Progress also issued a news release reporting 1996 earnings.

                    Form 8-K dated January 29, 1997, reporting under Item 5 "Other Events" a news release reporting Florida Power's CR3 being added to NRC watch list. Florida Progress also issued an investor news release dated January 29, 1997 relating to CR3.

                    Form 8-K dated February 20, 1997, reporting under
                    Item 5 "Other Events" the approval by the board of a dividend increase and the approval by the FPSC of an increase in Florida Power's fuel costs.























                      [THIS SPACE INTENTIONALLY BLANK]

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FLORIDA PROGRESS CORPORATION

March 27, 1997                     By: /s/ Jack B. Critchfield
                                   ----------------------------
                                   Jack B. Critchfield,
                                   Chairman of the Board
                                   and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                          Title                        Date
     ---------                          -----                        ----


/s/ Jack B. Critchfield           Chairman of the Board,         March 27, 1997
 -----------------------------   Chief Executive Officer
Jack B. Critchfield                   and Director
Principal Executive Officer


/s/ Jeffrey R. Heinicka         Senior Vice President and        March 27, 1997
 -----------------------------   Chief Financial Officer
Jeffrey R. Heinicka
Principal Financial Officer


/s/ John Scardino, Jr.             Vice President and            March 27, 1997
 -----------------------------         Controller
John Scardino, Jr.
Principal Accounting Officer


/s/ Willard D. Frederick, Jr.           Director                 March 27, 1997
 -----------------------------
Willard D. Frederick, Jr.


/s/ Michael P. Graney                   Director                 March 27, 1997
 -----------------------------
Michael P. Graney


/s/ Richard Korpan                      Director                 March 27, 1997
 -----------------------------
Richard Korpan


                                                                 (Continued)

      Signature                           Title                    Date
      ---------                           -----                    ----

/s/ Clarence V. McKee                   Director                 March 27, 1997
 -----------------------------
Clarence V. McKee


/s/ Vincent J. Naimoli                  Director                 March 27, 1997
 -----------------------------
Vincent J. Naimoli


/s/ Richard A. Nunis                    Director                 March 27, 1997
 -----------------------------
Richard A. Nunis


/s/ Charles B. Reed                     Director                 March 27, 1997
 -----------------------------
Charles B. Reed


/s/ Joan D. Ruffier                     Director                 March 27, 1997
 -----------------------------
Joan D. Ruffier


/s/ Robert T. Stuart, Jr.               Director                 March 27, 1997
 -----------------------------
Robert T. Stuart, Jr.


/s/ Jean Giles Wittner                  Director                 March 27, 1997
 -----------------------------
Jean Giles Wittner

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FLORIDA POWER CORPORATION

March 27, 1997                     By: /s/ Joseph H. Richardson
                                   ---------------------------------
                                   Joseph H. Richardson, President
                                   and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature                     Title                       Date
          ---------                     -----                       ----

/s/ Richard Korpan                Chairman of the Board,        March 27, 1997
 -------------------------       Chief Executive Officer
Richard Korpan                       and Director


/s/ Jeffrey R. Heinicka          Senior Vice President           March 27, 1997
 -------------------------                and
Jeffrey R. Heinicka              Chief Financial Officer
Principal Financial Officer


/s/ John Scardino, Jr.              Vice President               March 27, 1997
 -------------------------          and Controller
John Scardino, Jr.
Principal Accounting Officer


/s/ R. Mark Bostick                   Director                   March 27, 1997
 -------------------------
R. Mark Bostick


/s/ Jack B. Critchfield               Director                   March 27, 1997
 --------------------------
Jack B. Critchfield


/s/ Allen J. Keesler, Jr.             Director                   March 27, 1997
 -------------------------
Allen J. Keesler, Jr.


                                                                 (Continued)

/s/ Frank C. Logan                    Director                   March 27, 1997
 -------------------------
Frank C. Logan


/s/ Clarence V. McKee                 Director                   March 27, 1997
 -------------------------
Clarence V. McKee


/s/ Joseph H. Richardson              Director                   March 27, 1997
 --------------------------
Joseph H. Richardson


/s/ Joan D. Ruffier                   Director                   March 27, 1997
 -------------------------
Joan D. Ruffier


/s/ Jean Giles Wittner                Director                   March 27, 1997
 -------------------------
Jean Giles Wittner

                                                                                                   Schedule II

                                           FLORIDA PROGRESS CORPORATION
                                         Valuation and Qualifying Accounts
                               For the Years Ended December 31, 1996, 1995, and 1994
                                                      (In millions)


                                                  Balance at   Additions                             Balance at
                                                  Beginning    Charged to     Other                     End of
          Description                             of Period    Expense      Deductions   Add (Ded)      Period
--------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1996

   Nuclear Refueling Outage Reserve                 $14.7       $17.4          $23.4       $  -           $8.7
                                                   =======     =======        =======     =======       =======
   Insurance policy benefit reserves               $265.0       $60.3          $  -        $  -         $325.3
                                                   =======     =======        =======     =======       =======
   Reserve for mine closure/reclamation              $0.0       $40.9          $  -        $  -          $40.9
                                                   =======     =======        =======     =======       =======

FOR THE YEAR ENDED DECEMBER 31, 1995

   Nuclear Refueling Outage Reserve                  $6.4       $12.7           $4.4       $  -          $14.7
                                                   =======     =======        =======     =======       =======
   Insurance policy benefit reserves               $222.5       $42.5          $  -        $  -         $265.0
                                                   =======     =======        =======     =======       =======

FOR THE YEAR ENDED DECEMBER 31, 1994

   Nuclear Refueling Outage Reserve                 $11.5       $12.6          $17.7       $  -           $6.4
                                                   =======     =======        =======     =======       =======
   Insurance policy benefit reserves               $186.5       $36.0          $  -        $  -         $222.5
                                                   =======     =======        =======     =======       =======





                                                                            Schedule II
                                FLORIDA POWER CORPORATION
                            Valuation and Qualifying Accounts
                   For the Years Ended December 31, 1996, 1995, and 1994
                                        (In millions)


                                            Balance at  Additions             Balance at
                                            Beginning   Charged to Deductions   End of
              Description                   of Period    Expense   (See Note)   Period
----------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1996

 1996 Nuclear Refueling Outage Reserve (#10)    $14.7       $9.2      $23.4        $0.5
 1998 Nuclear Refueling Outage Reserve (#11)     $0.0       $8.2       $0.0        $8.2
                                              -------    -------    -------     -------
                                                $14.7      $17.4      $23.4        $8.7
                                              =======    =======    =======     =======

FOR THE YEAR ENDED DECEMBER 31, 1995

 1996 Nuclear Refueling Outage Reserve (#10)     $6.4      $12.7       $4.4        14.7
                                              -------    -------    -------     -------
                                                 $6.4      $12.7       $4.4       $14.7
                                              =======    =======    =======     =======
FOR THE YEAR ENDED DECEMBER 31, 1994

 1993 Nuclear Midcycle Outage Reserve (#9)      ($0.7)      $0.7       $0.0        $0.0
 1994 Nuclear Refueling Outage Reserve (#9)      12.2        5.5       17.7         0.0
 1996 Nuclear Refueling Outage Reserve (#10)      0.0        6.4        0.0         6.4
                                              -------    -------    -------     -------
                                                $11.5      $12.6      $17.7        $6.4
                                              =======    =======    =======     =======


Note: Deductions are payments of actual expenditures related to the outage.