Form 10-Q
period 1997-03-31
FLORIDA PROGRESS CORP; FLORIDA POWER CORP /
filed 1997-05-15
CIK 357261, 37637

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Description of        Shares Outstanding
         Registrant                    Class              at March 31, 1997
         ----------                --------------        ------------------

Florida Progress Corporation      Common Stock,
                                  without par value           97,055,597

Florida Power Corporation         Common Stock,
                                  without par value      100 (all of which were
                                                         held by Florida
                                                         Progress Corporation)

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

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          FLORIDA PROGRESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Income
(In millions, except per share amounts)
                                                      Three Months Ended
                                                           March 31,
                                                        1997      1996
                                                      --------  --------
                                                          (Unaudited)
REVENUES:
  Electric utility                                      $553.8    $547.3
  Diversified                                            193.7     183.1
                                                      --------- ---------
                                                         747.5     730.4
EXPENSES:                                             --------- ---------
  Electric utility:
    Fuel                                                  94.9      85.0
    Purchased power                                      127.2     122.8
    Energy conservation cost                              11.0      19.8
    Operations and maintenance                           110.3     100.3
    Depreciation                                          74.3      77.6
    Taxes other than income taxes                         48.1      47.2
                                                      --------- ---------
                                                         465.8     452.7
                                                      --------- ---------
  Diversified:
    Cost of sales                                        171.8     155.1
    Other                                                 14.9      15.4
                                                      --------- ---------
                                                         186.7     170.5
                                                      --------- ---------
INCOME FROM OPERATIONS                                    95.0     107.2
                                                      --------- ---------
INTEREST EXPENSE AND OTHER:
  Interest expense                                        34.3      34.6
  Allowance for funds used during construction            (2.1)     (1.7)
  Preferred dividend requirements of Florida Power         0.4       2.3
  Other expense (income), net                              0.4      (3.4)
                                                      --------- ---------
                                                          33.0      31.8
                                                      --------- ---------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                     62.0      75.4
    Income Taxes                                          20.0      27.1
                                                      --------- ---------
INCOME FROM CONTINUING OPERATIONS                         42.0      48.3
DISCONTINUED OPERATIONS, NET OF INCOME TAXES                -         -
                                                      --------- ---------
NET INCOME                                               $42.0     $48.3
                                                      ========= =========

AVERAGE SHARES OF COMMON STOCK OUTSTANDING                97.0      96.5
                                                      ========= =========
EARNINGS PER AVERAGE COMMON SHARE:
  Continuing Operations                                 $0.43     $0.50
  Discontinued Operations                                   -         -
                                                      --------- ---------
                                                        $0.43     $0.50
                                                      ========= =========
DIVIDENDS PER COMMON SHARE                              $0.525    $0.515
                                                      ========= =========

Prior periods reflect the recapitalization of the spin-off company, Echelon International, and its associated treatment as discontinued operations. The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)

                                                        March 31,   December 31,
                                                           1997         1996
                                                       -----------  -----------
ASSETS                                                 (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held
    for future use                                        $5,986.5     $5,965.6
  Less - Accumulated depreciation                          2,394.9      2,335.8
         Accumulated decommissioning for nuclear plant       200.3        193.3
         Accumulated dismantlement for fossil plants         123.8        119.6
                                                         ----------   ----------
                                                           3,267.5      3,316.9
  Construction work in progress                              198.2        140.3
  Nuclear fuel, net of amortization of $356.7
    in 1997 and $356.7 in 1996                                59.9         59.9
                                                         ----------   ----------
        Net electric utility property                      3,525.6      3,517.1
  Other property, net of depreciation of $178.1
    in 1997 and $173.8 in 1996                               314.3        309.3
                                                         ----------   ----------
                                                           3,839.9      3,826.4
                                                         ----------   ----------
CURRENT ASSETS:
  Cash and equivalents                                        16.5          5.2
  Accounts receivable, net                                   280.7        265.0
  Inventories at average cost:
    Fuel                                                      80.1         67.1
    Materials and supplies                                    95.4         95.4
    Diversified materials                                    137.2        125.5
  Underrecovery of fuel cost                                 105.6         82.6

  Other                                                       48.7         48.2
                                                         ----------   ----------
                                                             764.2        689.0
                                                         ----------   ----------
OTHER ASSETS:
  Investments:
    Loans receivable, net                                     57.6         68.1
    Marketable securities                                    228.2        217.9
    Nuclear plant decommissioning fund                       219.2        207.8
    Joint ventures and partnerships                           51.0         41.9
  Deferred insurance policy acquisition costs                123.0        120.9
  Other                                                      179.6        176.4
                                                         ----------   ----------
                                                             858.6        833.0
                                                         ----------   ----------
                                                          $5,462.7     $5,348.4
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)

                                                         March 31,  December 31,
                                                            1997        1996
                                                        -----------  -----------
CAPITAL AND LIABILITIES                                 (Unaudited)

COMMON STOCK EQUITY:
  Common stock                                            $1,208.9     $1,208.3
  Retained earnings                                          707.5        716.5
  Unrealized loss on securities available for sale            (3.6)        (0.6)
                                                         ----------   ----------
                                                           1,912.8      1,924.2
CUMULATIVE PREFERRED STOCK OF FLORIDA POWER:
    Without sinking funds                                     33.5         33.5

LONG-TERM DEBT                                             1,820.1      1,776.9
                                                         ----------   ----------
TOTAL CAPITAL                                              3,766.4      3,734.6
                                                         ----------   ----------
CURRENT LIABILITIES:
  Accounts payable                                           189.2        193.2
  Customers' deposits                                         94.3         81.8
  Income taxes payable                                        37.0         27.8
  Accrued other taxes                                         32.4         13.4
  Accrued interest                                            39.1         48.3
  Other                                                       74.9         78.5
                                                         ----------   ----------
                                                             466.9        443.0
  Notes payable                                               55.9          4.1
  Current portion of long-term debt and preferred stock       24.9         34.9
                                                         ----------   ----------
                                                             547.7        482.0
                                                         ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                      465.3        475.4
  Unamortized investment tax credits                          91.5         93.5
  Insurance policy benefit reserves                          341.3        325.3
  Other postretirement benefit costs                         102.0        100.0
  Other                                                      148.5        137.6
                                                         ----------   ----------
                                                           1,148.6      1,131.8
                                                         ----------   ----------
                                                          $5,462.7     $5,348.4
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Cash Flows
(In millions)
                                                            Three Months Ended
                                                                 March 31,
                                                             1997        1996
                                                          ----------  ----------
                                                                (Unaudited)
OPERATING ACTIVITIES:
   Income from continuing operations                          $42.0       $48.3
   Adjustments for noncash items:
   Depreciation and amortization                               83.2        88.0
   Deferred income taxes and
    investment tax credits, net                               (12.3)       (6.9)
   Increase in accrued other postretirement
    benefit costs                                               2.0         1.7
   Net change in deferred insurance policy
    acquisition costs                                          (2.1)       (2.2)
   Net change in insurance policy benefit reserves             16.0        12.8
   Changes in working capital, net of effects
    from acquisition or sale of businesses:
        Accounts receivable                                   (15.5)       11.5
        Inventories                                           (25.0)        3.0
        Underrecovery of fuel cost                            (23.0)      (19.0)
        Accounts payable                                       (4.0)      (12.3)
        Income taxes payable                                    9.4        39.0
        Accrued other taxes                                    19.0        20.2
        Other                                                  (2.2)       (1.7)
    Other operating activities                                  1.7        11.0
                                                           ---------   ---------
        Cash provided by continuing operations                 89.2       193.4
                                                           ---------   ---------
        Adjustments for non-cash items from
          discontinued operations                                -        (12.5)
                                                           ---------   ---------
                                                               89.2       180.9
                                                           ---------   ---------
INVESTING ACTIVITIES:
  Property additions (including allowance for
    borrowed funds used during construction)                  (94.8)      (70.7)
  Purchase of loans and securities, net                        (4.5)      (11.8)
  Proceeds from sale of properties                              2.2         3.3
  Investing activities of discontinued operations                -          6.7
  Other investing activities                                  (14.2)      (13.3)
                                                           ---------   ---------
                                                             (111.3)      (85.8)
                                                           ---------   ---------
FINANCING ACTIVITIES:
  Repayment of long-term debt                                 (21.5)       (1.5)
  Increase (decrease) in commercial paper with
    long-term support                                          54.6       (40.7)
  Sale of common stock                                           -          9.3
  Dividends paid on common stock                              (51.0)      (49.7)
  Increase in short-term debt                                  51.8          -
  Financing activities of discontinued operations                -        (10.2)
  Other financing activities                                   (0.5)       (0.7)
                                                           ---------   ---------
                                                               33.4       (93.5)
                                                           ---------   ---------
NET INCREASE (DECREASE)IN CASH AND EQUIVALENTS                 11.3         1.6
   Beginning cash and equivalents                               5.2         4.3
                                                           ---------   ---------
ENDING CASH AND EQUIVALENTS                                   $16.5        $5.9
                                                           =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                        $42.0       $34.0
  Income taxes (net of refunds)                               $28.5        $7.9

Prior periods reflect the recapitalization of the spin-off company, Echelon International, and its associated treatment as discontinued operations. The accompanying notes are an integral part of these financial statements.

                          FLORIDA POWER CORPORATION
                             FINANCIAL STATEMENTS

FLORIDA POWER CORPORATION
Statements of Income
(In millions)                                                Three Months Ended
                                                                  March 31,
                                                               1997      1996
                                                             --------  --------
                                                                 (Unaudited)
OPERATING REVENUES:
    Residential                                                $290.7    $316.0
    Commercial                                                  124.2     115.1
    Industrial                                                   51.9      47.8
    Sales for resale                                             37.1      43.0
    Other                                                        49.9      25.4
                                                             --------- ---------
                                                                553.8     547.3
                                                             --------- ---------
OPERATING EXPENSES:
 Operation:
    Fuel                                                         94.9      85.0
    Purchased power                                             127.2     122.8
    Energy conservation cost                                     11.0      19.8
    Operations and maintenance                                  110.3     100.3
    Depreciation                                                 74.3      77.6
    Taxes other than income taxes                                48.1      47.2
 Income taxes:
    Currently payable                                            32.2      30.2
    Deferred, net                                                (8.0)     (3.0)
    Investment tax credits, net                                  (2.0)     (2.0)
                                                             --------- ---------
                                                                 22.2      25.2
                                                             --------- ---------
                                                                488.0     477.9
                                                             --------- ---------
OPERATING INCOME                                                 65.8      69.4
                                                             --------- ---------
OTHER INCOME AND DEDUCTIONS:
 Allowance for equity funds used during construction              1.3       0.9
 Miscellaneous other expense, net                                (1.0)     (0.5)
                                                             --------- ---------
                                                                  0.3       0.4
                                                             --------- ---------
INTEREST CHARGES
 Interest on long-term debt                                      22.3      22.1
 Other interest expense                                           3.0       3.3
                                                             --------- ---------
                                                                 25.3      25.4
 Allowance for borrowed funds used during construction           (0.8)     (0.8)
                                                             --------- ---------
                                                                 24.5      24.6
                                                             --------- ---------
NET INCOME                                                       41.6      45.2
DIVIDENDS ON PREFERRED STOCK                                      0.4       2.3
                                                             --------- ---------

NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK                   $41.2     $42.9
                                                             ========= =========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                         March 31,  December 31,
                                                           1997         1996
                                                       -----------  -----------
ASSETS                                                 (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held
    for future use                                        $5,986.5     $5,965.6
  Less - Accumulated depreciation                          2,394.9      2,335.8
         Accumulated decommissioning for nuclear plant       200.3        193.3
         Accumulated dismantlement for fossil plants         123.8        119.6
                                                         ----------   ----------
                                                           3,267.5      3,316.9
  Construction work in progress                              198.2        140.3
  Nuclear fuel, net of amortization of $356.7
    in 1997 and $356.7 in 1996                                59.9         59.9
                                                         ----------   ----------
                                                           3,525.6      3,517.1

  Other property, net                                         12.3         13.3
                                                         ----------   ----------
                                                           3,537.9      3,530.4
                                                         ----------   ----------
CURRENT ASSETS:
  Cash and equivalents                                        12.9          -
  Accounts receivable, less reserve of $4.1
    in 1997 and $4.1 in 1996                                 181.3        174.7
  Inventories at average cost:
    Fuel                                                      53.8         47.2
    Materials and supplies                                    95.4         95.4
  Underrecovery of fuel cost                                 105.6         82.6
  Deferred income taxes                                       33.7         35.6
  Other                                                        6.5          6.2
                                                         ----------   ----------
                                                             489.2        441.7
                                                         ----------   ----------
OTHER ASSETS:
  Nuclear plant decommissioning fund                         219.2        207.8
  Unamortized debt expense, being amortized
    over term of debt                                         24.5         25.0
  Other                                                       58.1         59.1
                                                         ----------   ----------
                                                             301.8        291.9
                                                         ----------   ----------
                                                          $4,328.9     $4,264.0
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                         March 31,  December 31,
                                                           1997         1996
                                                       -----------  -----------
CAPITALIZATION AND LIABILITIES                         (Unaudited)

CAPITALIZATION:
  Common stock                                            $1,004.4     $1,004.4
  Retained earnings                                          813.9        821.1
                                                         ----------   ----------
                                                           1,818.3      1,825.5
CUMULATIVE PREFERRED STOCK:
    Without sinking funds                                     33.5         33.5

LONG-TERM DEBT                                             1,296.5      1,296.4
                                                         ----------   ----------
TOTAL CAPITAL                                              3,148.3      3,155.4
                                                         ----------   ----------
CURRENT LIABILITIES:
  Accounts payable                                           104.3        115.5
  Accounts payable to associated companies                    22.5         21.2
  Customers' deposits                                         94.3         81.7
  Income taxes payable                                        34.3         10.4
  Accrued other taxes                                         29.1         10.0
  Accrued interest                                            34.9         34.8
  Other                                                       40.8         47.3
                                                         ----------   ----------
                                                             360.2        320.9
  Notes payable                                               55.9          4.1
  Current portion of long-term debt                            1.3         21.3
                                                         ----------   ----------
                                                             417.4        346.3
                                                         ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                      465.8        472.3
  Unamortized investment tax credits                          90.9         92.8
  Other postretirement benefit costs                          98.3         96.5
  Other                                                      108.2        100.7
                                                         ----------   ----------
                                                             763.2        762.3
                                                         ----------   ----------
                                                          $4,328.9     $4,264.0
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Cash Flows
(In millions)
                                                           Three Months Ended
                                                                March 31,
                                                            1997        1996
                                                         ----------  ----------
                                                               (Unaudited)
OPERATING ACTIVITIES:
 Net income after dividends on preferred stock                $41.2       $42.9
  Adjustments for noncash items:
   Depreciation and amortization                               76.3        82.0
   Deferred income taxes and investment
    tax credits, net                                          (10.0)       (5.0)
   Increase in accrued other postretirement
    benefit costs                                               1.8         1.5
   Allowance for equity funds used during construction         (1.3)       (0.9)
   Changes in working capital:
        Accounts receivable                                    (6.6)        8.6
        Inventories                                            (6.6)       17.6
        Underrecovery of fuel cost                            (23.0)      (19.0)
        Accounts payable                                      (11.2)        0.2
        Accounts payable to associated companies                1.3        (3.8)
        Income taxes payable                                   23.9        25.3
        Accrued other taxes                                    19.1        20.3
        Other                                                   5.9         5.0
    Other operating activities                                  4.7        14.8
                                                           ---------   ---------
                                                              115.5       189.5
                                                           ---------   ---------
INVESTING ACTIVITIES:
  Construction expenditures                                   (81.2)      (58.6)
  Allowance for borrowed funds used during construction        (0.8)       (0.8)
  Additions to nonutility property                             (0.4)       (0.6)
  Proceeds from sale of properties                              1.2         1.2
  Other investing activities                                   (4.8)      (13.3)
                                                           ---------   ---------
                                                              (86.0)      (72.1)
                                                           ---------   ---------
FINANCING ACTIVITIES:
  Repayment of long-term debt                                 (20.0)         -
  Decrease in commercial paper with
    long term support                                            -        (80.3)
  Dividends paid on common stock                              (48.4)      (46.9)
  Equity contributions from parent                               -         12.5
  Increase in short-term debt                                  51.8          -
                                                           ---------   ---------
                                                              (16.6)     (114.7)
                                                           ---------   ---------
NET INCREASE IN CASH AND EQUIVALENTS                           12.9         2.7
   Beginning cash and equivalents                                -          0.8
                                                           ---------   ---------
ENDING CASH AND EQUIVALENTS                                   $12.9        $3.5
                                                           =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                        $23.7       $18.9
  Income taxes (net of refunds)                                $7.8        $4.8

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
NOTES TO FINANCIAL STATEMENTS

1) On November 21, 1996, the Board of Directors of Florida Progress Corporation ("Florida Progress") declared a spin-off distribution to common shareholders of record on December 5, 1996, of the common shares of Echelon International Corporation ("Echelon"). Echelon comprised Florida Progress' lending, leasing and real estate operations. As a result of the spin-off, the former operations of Echelon are shown as discontinued operations in the accompanying Consolidated Statements of Income for the three months ended March 31, 1996. Net assets of Echelon as of December 18, 1996, the date of the spin-off, were $194.5 million. This amount has been charged against Florida Progress' retained earnings in the accompanying December 31, 1996 Consolidated Balance Sheet to reflect the distribution of Echelon common shares. As used in this Form 10-Q, the term Florida Progress includes its consolidated subsidiaries unless otherwise indicated.

2) As ordered by the Florida Public Service Commission ("FPSC"), Florida Power Corporation ("Florida Power") is in its third year of conducting a three-year test for residential revenue decoupling which began in January 1995. The difference between target revenues and actual revenues is included as a current asset or current liability on the balance sheet. Revenue decoupling increased residential revenues by $7.5 million and reduced residential revenues by $12.5 million for the three months ended March 31, 1997 and 1996, respectively.

3) In February 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 128, "Earnings per Share" ("EPS"). It replaces the standards for computing EPS under Accounting Principles Board Opinion No. 15, "Earnings per Share," and makes the computations comparable to international EPS standards. Florida Progress will be required to adopt this standard for financial statements issued for the year ending December 31, 1997. Florida Progress' application of FAS No. 128 is not expected to have a material impact on EPS.

      Also in February 1997, the FASB issued FAS No. 129, "Disclosure of Information about Capital Structure," which designates certain disclosure requirements for public and nonpublic entities. Florida Progress currently discloses the information required by FAS No. 129. Accordingly, FAS No. 129 will not have any effect on the financial statements of Florida Progress.

4)   CONTINGENCIES

      PURCHASED POWER COMMITMENTS - The purchased power contracts entered into with qualifying facilities employ separate pricing methodologies for capacity payments and energy payments. Four cogenerators filed suit against Florida Power over the contract payment terms. Florida Power entered into settlement agreements with three of the four cogenerators. One of those agreements already has been finalized and litigation terminated. The other two agreements are awaiting approvals from the FPSC and others before being finalized. Management does not expect that the results of these legal actions will have a material impact on Florida Power's financial position, operations or liquidity.

      Florida Power was threatened in late 1995 with litigation from another cogeneration developer, which claimed interference involving an effort to obtain a gas transportation contract with a third party. However, no legal action has been taken by the developer.

     OFF-BALANCE SHEET RISK - Several of Florida Progress' subsidiaries are general partners in unconsolidated partnerships and joint ventures. Florida Progress or subsidiaries have agreed to support certain loan agreements of the partnerships and joint ventures. These credit risks are not material to the financial statements and Florida Progress considers these credit risks to be minimal, based upon the asset values supporting the liabilities of these entities.

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

      Florida Power and former subsidiaries of Florida Progress, whose properties were sold in prior years, have been identified by the Environmental Protection Agency ("EPA") as potentially responsible parties ("PRPs") at certain sites. In addition to these designated sites, there are other sites where affiliates may be responsible for additional environmental cleanup, including a coal gasification plant site that

     Florida Power previously owned and operated. There are five parties that have been identified as PRPs for this gas site, including Florida Power. Liability for the cleanup costs of these sites is joint and several.

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

      AGE DISCRIMINATION SUIT - Florida Power and Florida Progress have been named defendants in an age discrimination lawsuit involving 117 former Florida Power employees. While no dollar amount was requested, each plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys' fees. In October 1996, the court approved an agreement between parties to provisionally certify this case as a class action suit under the Age Discrimination in Employment Act. The court determined that the final day to opt into the case would be May 28, 1997. Estimates of the potential liability associated with this lawsuit cannot be determined until the size of the potential class has been determined, and the final decision on whether to certify the case as a class action suit has been made.

      MID-CONTINENT LIFE INSURANCE COMPANY - On April 14, 1997, the Insurance Commissioner of the state of Oklahoma received approval from the Oklahoma County District Court to temporarily seize control of the operations of Mid-Continent Life Insurance Company ("Mid-Continent"), a wholly owned subsidiary of Florida Progress. The Insurance Commissioner alleged, among other things, that Mid-Continent has made misrepresentations with respect to the sale of its extra-life policies, and that actuarial studies reflect that if Mid-Continent is unable to raise the premiums on its policies, Mid-Continent's statutorily required reserves are inadequate by an amount in excess of $125 million. Mid-Continent denies the misrepresentation allegations and believes it is currently solvent, but would have a reserve deficiency after 2020 unless premium rates are increased or other actions are taken to address the deficiency. A hearing has been set for May 21, 1997 in Oklahoma City for Mid-Continent to appear before the court to show cause why an order of rehabilitation should not be entered against Mid-Continent and a receiver appointed. The outcome of the proceeding is uncertain. However, if the court orders a receiver to be appointed and the order is sustained on appeal, Florida Progress would likely lose a substantial portion of its investment in Mid-Continent. Alternatively, if the court denies the request for a receiver to be appointed, this proceeding and its attendant publicity is expected to make it difficult for Mid-Continent to address its future premium deficiency problem, and for Florida Progress to recover its investment in Mid-Continent. In either case, litigation against Florida Progress could ensue. However, management believes that there is no basis for any material claims against Florida Progress in connection with this matter. Mid-Continent's earnings in 1996 were $1.9 million, which represents less than 1% of Florida Progress' 1996 consolidated earnings. As of March 31, 1997, Florida Progress' equity investment in Mid-Continent was approximately $85 million, and its tax basis is significantly less.

      RATE INCREASE INVESTIGATION - In February 1997, the FPSC approved Florida Power's request to increase fuel rates to recover the deferred costs of replacement power which was associated with the outage at Florida Power's
      CR3 nuclear plant and incurred from September 2, 1996 through March 1997. In conjunction with this approval, the FPSC ordered its staff to begin an immediate investigation concerning the reasons for CR3's current outage. The additional revenues needed to pay for these increased costs for replacement power are subject to refund pending the outcome of this investigation. Florida Power estimates that replacement power costs related to the outage are approximately $10 million per month, with weather and the availability of alternative energy sources being the principal factors that can affect actual costs. The FPSC has scheduled a hearing for June 1997, with a final FPSC decision expected in August 1997. Florida Power expects to file an additional request with the FPSC for replacement power costs that are incurred after March 1997 to the date the unit eventually restarts, which is expected to occur by year-end 1997.
      The outage is needed for modifications required to address certain backup safety issues. These modifications have already been made for similarly designed plants at other utilities. Accordingly, management believes it is probable that the FPSC, after completing its investigation, will approve the recovery of replacement power costs incurred during the outage.

5) In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Florida Progress and Florida Power for the interim periods presented. Results for the first quarter are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the combined Form 10-K of Florida Progress and Florida Power for the year ended December 31, 1996 (the "1996 Form 10-K").


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

Florida Progress' earnings per share from continuing operations for the three-month period ended March 31, 1997, were $.43 compared to $.50 for the same period in 1996. Florida Power, Florida Progress' largest operating unit, reported earnings of $.42 per share compared to $.44 per share for the same period last year. The decrease is primarily due to higher costs associated with the extended outage of Florida Power's Crystal River nuclear power plant ("CR3"), and costs associated with planned outages of fossil-fuel plants. Diversified earnings per share were $.01 compared to $.06 last year. The decrease resulted primarily from lower earnings at Electric Fuels Corporation ("Electric Fuels"), Florida Progress' energy and transportation subsidiary. Electric Fuels' gross margins were down for the quarter primarily due to increased operating expenses associated with flood conditions along the Ohio and Mississippi rivers, and increased diesel fuel costs.

Florida Power - Operating Revenues

Florida Power's operating revenues were $6.5 million or 1.2% higher for the three-month period ended March 31, 1997, compared to the same period in 1996. Although kilowatt hour sales were lower for the three months ended March 31, 1997 compared to last year, due primarily to mild weather in 1997, residential revenue decoupling adjustments increased residential revenues by $7.5 million for the first quarter of 1997. Revenue decoupling reduced residential revenues by $12.5 million for the three months ended March 31, 1996, due to abnormally cold weather in 1996. Residential revenue decoupling eliminates the earnings impact abnormal weather has on residential revenues, Florida Power's largest customer group. See Note 2 to the Financial Statements and Note 4 to the Financial Statements under the heading "Rate Increase Investigation".

Florida Power - Operating Expenses

Fuel and purchased power costs were $14.3 million or 6.9% higher for the quarter ended March 31, 1997 compared to the same period in 1996 due primarily to increased replacement fuel costs incurred because of the extended shutdown of the CR3 nuclear unit and increased capacity payments. Florida Power recovers substantially all of its fuel and purchased power costs through a FPSC ordered fuel adjustment clause, thereby eliminating any significant impact on net income. See "Florida Power - Purchased Power" below and Note 4 to the Financial Statements under the heading "Rate Increase Investigation".

Other operation and maintenance expenses for the three months ended March 31, 1997, were $10 million or 10% higher than the same period last year due primarily to additional maintenance costs associated with the prolonged outage of CR3 and maintenance costs associated with planned outages of certain fossil-fuel plants. For further information regarding the outage of CR3, see "Florida Power - Nuclear Operations" below.

Florida Power - Purchased Power

As previously reported in the 1996 Form 10-K, Part II, Item 7, under "Operating Results - Florida Power - Fuel and Purchased Power", costs associated with purchased power contracts with qualifying facilities raised Florida Power's system average cost for generation in 1995 and 1996, and this trend is expected to continue. While the higher costs are being recovered, there is concern for the impact on future financial results due to uncertainty associated with industry deregulation and increased competition. Florida Power is continuing to seek ways to mitigate the impact of escalating payments required under contracts it was obligated to sign under provisions of the Public Utilities Regulatory Policies Act of 1978.

On April 1, 1997, the FPSC approved the negotiated settlement agreement relating to a cogeneration contract between Florida Power and Pasco Cogen, Ltd. ("Pasco Cogen"). The negotiated settlement agreement is expected to result in net savings to customers of $183 million for the period from 2002 to the end of the contract due to the buy-out of the last four years and seven months of the contract. The settlement includes a reduction of energy during off-peak hours from 109 megawatts ("MWs") to 96 MWs and a revised energy pricing mechanism.

Florida Power has two other agreements pending before the FPSC that are similar to the buy-out of the Pasco Cogen contract. These two contracts represent approximately 190 MWs or 18% of the 1050 MWs of total capacity Florida Power receives from 16 qualifying facilities. See prior discussion related to these contracts in the 1996 Form 10-K, Item 3, paragraphs 3 and 4.

In January 1997, Florida Power agreed, subject to FPSC approval, to acquire the 220-megawatt Tiger Bay cogeneration facility near Ft. Meade, Florida ("Tiger Bay") for a purchase price of $445 million. The agreement includes the plant, equipment, spare parts and assigned contracts. In the first quarter 1997, the Florida Industrial Power Users Group and the Office of Public Counsel for the state of Florida intervened to oppose the purchase, but in April 1997 Florida Power entered into a stipulation agreement which resolves all disputes with these parties. On May 7, 1997, the staff of the FPSC recommended that the stipulation agreement be approved. The FPSC is scheduled to vote on the agreement on May 19, 1997. The proposed transaction is expected to close in July 1997. Tiger Bay is Florida Power's largest cogeneration power supplier, representing more than 20% of the capacity it receives from qualifying facilities. Net savings to customers from this transaction are estimated to be between $2 billion and $2.4 billion. In addition to the savings, the Tiger Bay facility is a new gas-fired combined cycle plant that is well engineered and located close to Florida Power's Hines Energy Complex in Polk County.

If the FPSC approves the purchase of the Tiger Bay facility and the purchase closes, Florida Power believes that the cumulative effect of all agreements reached with operators of qualifying facilities would be to reduce the estimated total amount of above-market costs associated with its qualifying facility purchase power commitments over the lives of those contracts by approximately 30%. For further information concerning the Tiger Bay purchase, see paragraph 2 under Part II, Item 1 "Legal Proceedings".

Florida Power - Nuclear Operations

In September 1996, Florida power shut down its CR3 nuclear plant to fix a broken oil pipe in the main turbine. When the repairs were completed in October 1996, Florida Power determined modifications were required to address certain backup safety system design issues. Implementing the required safety system modifications necessitated that CR3 remain shut down.

As safety standards evolved over the last twenty years, all nuclear plants were faced with decisions on how to meet Nuclear Regulatory Commission ("NRC") regulatory requirements. While some utilities made extensive plant modifications, Florida Power chose engineering approaches that satisfied NRC regulatory requirements while reducing shut-down periods and costs to its customers.

This approach worked satisfactorily until 1996 when it was determined that some of the changes made during a scheduled refueling outage in early 1996 could not fully meet prescribed safety margins under certain postulated emergency situations. Florida Power has determined that the only way to meet the required safety margins under all circumstances is to make equipment modifications.

Florida Power and CR3 have received much adverse publicity regarding fines and critical evaluations made by the NRC, including placement of CR3 on the NRC's "Watch List" on January 27, 1997. Although the media made a link between the shutdown and the Watch List, the Watch List is not the reason for the outage and is not expected to lengthen the shutdown.

Florida Power has hired several senior nuclear professionals, experienced in plant recoveries, to lead the return of CR3 to service. The new nuclear management team has established a restart plan to return CR3 to service by year-end 1997. For additional information related to the details of this plan and the work to be performed during the outage, see Florida Power's Form 8-K dated May 12, 1997.

As a result of further evaluations of the work to be performed during the outage, Florida Power now estimates operations and maintenance ("O&M") expenses could range from $80 million to $100 million higher than its original target for 1997 nuclear O&M expenses. Total nuclear O&M expenses for CR3 could range from $170 million to $190 million in 1997. Capital expenditures for 1997 could range from $30 million to $45 million higher than the original budget for 1997 nuclear capital expenditures. Total nuclear capital expenditures for 1997 could range from $40 million to $55 million.

The impact of the nuclear outage on O&M expenses is expected to be limited to 1997 since the additional expenses are expected to be nonrecurring items. These outage expenses will impact 1997 earnings. However, Florida Power's strong fundamentals remain unchanged. Management continues to take a long-term view of dividend policy and makes its recommendation to the board of directors after considering the company's business plan, projected earnings growth and outlook for the electric utility industry.

In February 1997, the FPSC approved Florida Power's request to increase fuel rates to recover the deferred costs of replacement power incurred through March 1997 associated with the outage at CR3. In conjunction with this approval, the FPSC ordered its staff to begin an immediate investigation concerning the reasons for CR3's current outage. See Note 4 to the financial statements under the heading "Rate Increase Investigation".

For further information concerning the outage at CR3, see paragraph 3 under Part II, Item 1 "Legal Proceedings" herein, and the 1996 Form 10-K, Part II, Item 7, under "Operating Results - Florida Power - Nuclear Operations" and "Operating Results - Florida Power - Fuel and Purchased Power".

Florida Progress Diversified Operations

Florida Progress' diversified revenues were $10.6 million higher for the three months ended March 31, 1997 compared to the same period last year due primarily to recent acquisitions and increased sales from rail services operations at Electric Fuels. Gross margins were down for the quarter primarily due to increased operating expenses associated with flood conditions along the Ohio and Mississippi rivers, and increased diesel fuel costs.

On April 14, 1997, the Insurance Commissioner of the state of Oklahoma received approval from the Oklahoma County District Court to temporarily seize control of the operations of Mid-Continent. See Note 4 to the financial statements under the heading "Mid-Continent Life Insurance Company" and paragraph 6 under Part II, Item 1 "Legal Proceedings".


LIQUIDITY AND CAPITAL RESOURCES

Florida Power budgeted $372 million, excluding allowance for funds used during construction, for its 1997 construction program, of which $81.1 million was spent during the first three months of the year. These expenditures were financed primarily with funds from operations. As reported under the heading "Operating Results - Florida Power - Nuclear Operations" herein, nuclear capital expenditures for 1997 could range between $30 to $45 million higher than the original budget for nuclear capital expenditures because of CR3 nuclear plant modifications. Florida Power anticipates using debt financing for these additional capital expenditures.

On January 15, 1997, Florida Power redeemed all $20 million of its maturing 8.55% series medium-term notes using funds from operations.

Florida Power's ratio of earnings to fixed charges was 4.73 for the twelve months ended March 31, 1997. See Exhibit 12 filed herewith.

"SAFE HARBOR" STATEMENT UNDER
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In this report, Florida Power has projected that CR3 will return to service by year-end 1997, and that it is probable that the FPSC will approve the recovery of replacement fuel during the outage. Also, Florida Power has estimated the O&M expenses and capital expenditures for CR3 nuclear plant modifications during 1997, and has anticipated that the O&M expenses incurred during the outage will be limited to 1997. Florida Power has estimated the savings associated with various transactions to mitigate the forecasted above-market costs associated with commitments to purchase power from qualifying facilities. In so doing, Florida Power has forecasted future market prices for wholesale electricity as well as the prices to be paid under its commitments to purchase power from qualifying facilities in arriving at estimates of savings it believes it will realize from those transactions.

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

Key factors that have a direct bearing on Florida Progress' ability to attain these projections include continued annual growth in customers, successful execution of the CR3 restart plan, successful cost containment efforts and the efficient operation of Florida Power's existing and future generating units. Also, in developing its forward-looking statements, Florida Progress has made certain assumptions relating to productivity improvements and the favorable outcome of various commercial, legal and regulatory proceedings, the lack of unforeseen new CR3 plant modifications that could extend the outage beyond 1997, and the lack of disruption to its markets.

If Florida Progress' projections and estimates regarding the economy, the electric utility industry and key factors differ materially from what actually occurs, or if various proceedings have unfavorable outcomes, Florida Progress' actual results could vary significantly from the performance projected in the forward-looking statements.


                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

1. Pasco Cogen, Ltd. v. Florida Power Corporation, Florida Circuit Court, Sixth Judicial Circuit for Pasco County, Case No. 94-5331-CA-DIV-Y.

    In re: Petition for Expedited Approval of Settlement with Pasco Cogen, Ltd., Florida Public Service Commission, Docket No. 961407-EI.

    See prior discussion of this matter in the 1996 Form 10-K, Item 3, paragraph
    2. On April 1, 1997, the FPSC approved the negotiated settlement agreement between Florida Power and Pasco Cogen.

2. In re: Petition for expedited approval of an agreement to purchase the Tiger Bay cogeneration facility and terminate the related purchased power contracts, FPSC Docket No. 970096-EQ.

    See prior discussion of this matter in the 1996 Form 10-K, Item 3, paragraph
    8. In April 1997, Florida Power, the Office of Public Counsel ("OPC") and the Florida Industrial Power Users Group ("FIPUG") entered into a stipulation agreement pursuant to which OPC and FIPUG withdrew all objections to Florida Power's petition for approval of its agreement to purchase the Tiger Bay facility. Under the terms of the agreement, Florida Power will rate base a portion of the Tiger Bay purchase price. In return, Florida Power agreed to record the remainder of the purchase cost as a regulatory asset, and recover this amount using Tiger Bay purchase power contract revenues as if the purchase contracts were still in effect. These revenues will be applied toward payments owed under a gas supply contract which will be assigned from the cogeneration project to Florida Power. When the regulatory asset is fully recovered and the gas supply contract is terminated, recovery of power purchase contract revenues will cease and natural gas costs associated with the Tiger Bay facility will be collected under Florida Power's fuel adjustment clause. On May 7, 1997, the staff of the FPSC recommended that the stipulation agreement be approved. The FPSC is scheduled to vote on the agreement on May 19, 1997.

3. Charlie Crist, Jr. v. Julia Johnson, et al and Florida Power Corporation, Florida Supreme Court, Case No. 90,346.

    On April 10, 1997, Charlie Crist, a ratepayer, member of the Florida senate and candidate for the U.S. Senate (the "Appellant"), filed a petition for review of a March 31, 1997 FPSC order granting Florida Power the right to increase the fuel charge portion of its rates. Appellant contends that the FPSC has no basis in the record upon which to approve the increase. Florida Power moved to dismiss the petition on the grounds that Appellant lacks standing to seek review of the challenged order because he was not a party to the agency proceeding, that the agency action is not a final agency action, and that Appellant has not sustained irreparable injury that would permit review of non-final agency action. The FPSC filed a motion to dismiss based on similar grounds. Also see discussion of a related legal proceeding filed by Senator Crist as reported in the combined Form 8-K of Florida Progress and Florida Power dated March 28, 1997.

4. Wanda L. Adams, et al v. Florida Power Corporation and Florida Progress Corporation, U.S. District Court, Middle District of Florida, Ocala Division; Case No. 95-123-CIV-OC-10.

    See prior discussion of this matter in the 1996 Form 10-K, Item 3, paragraph
    11. In April 1997, it was confirmed that 61 additional former employees had opted into the case for a total of 117 plaintiffs. The Court determined that the final day to opt into the case would be May 28, 1997.

5. Gulf Power et al v. United States and the Federal Communications Commission, U.S. District Court, Northern District of Florida, Pensacola Division, Case No. 3:96-CV-381-LAC.

    See prior discussion of this matter in the 1996 Form 10-K, Item 3, paragraph
    12. The Association for Local Telecommunications Services, and American Communications Services, Inc., have intervened as defendants in the case, and various cable television associations have moved for leave to participate as friends of the court. Plaintiffs and defendants have each filed motions for summary judgement.

6. State of Oklahoma, ex rel. John P. Crawford, Insurance Commissioner v. Mid-Continent Life Insurance Company, District Court of Oklahoma County, State of Oklahoma, Case No. CJ-97-2518-62

    On April 14, 1997, the Insurance Commissioner of the state of Oklahoma received approval from the Oklahoma County District Court to temporarily seize control of the operations of Mid-Continent. The Insurance Commissioner alleged, among other things, that Mid-Continent has made misrepresentations with respect to the sale of its extra-life policies, and that actuarial studies reflect that if Mid-Continent is unable to raise the premiums on its policies, Mid-Continent's statutorily required reserves are inadequate by an amount in excess of $125 million. Mid-Continent denies the misrepresentation allegations and believes it is currently solvent, but would have a reserve deficiency after 2020 unless premium rates are increased or other actions are taken to address the deficiency. A hearing has been set for May 21, 1997 for Mid-Continent to appear before the court to show cause why an order of rehabilitation, should not be entered against Mid-Continent and a receiver appointed. The outcome of the proceeding is uncertain. However, if the court orders a receiver to be appointed and the order is sustained on appeal, Florida Progress would likely lose a substantial portion of its investment in Mid-Continent. Alternatively, if the court denies the request for a receiver to be appointed, this proceeding and its attendant publicity is expected to make it difficult for Mid-Continent to address its future premium deficiency problem, and for Florida Progress to recover its investment in Mid-Continent. In either case, litigation against Florida Progress could ensue. However, management believes that there is no basis for any material claims against Florida Progress in connection with this matter. See Note 4 to the financial statements under the heading "Mid-Continent Life Insurance Company".


Item 4.  Submission of Matters to a Vote of Security-Holders.

The Annual Meeting of Shareholders of Florida Progress was held on April 17, 1997. There were 96,997,009 shares of common stock entitled to vote. The following matters were voted upon at the meeting:

1)       Election of Directors

         Class I - Terms Expiring in 2000

                                        Votes            Votes
                                         For           Withheld

           Michael P. Graney         79,786,309        2,892,245
           Richard Korpan            79,970,695        2,707,859
           Joan D. Ruffier           80,409,488        2,269,066
           Robert T. Stuart, Jr.     80,422,199        2,256,355

2) Shareholder proposal to require shareholder approval of annual salary increases for executive officers that are greater than 3%.

         For the proposal:           13,083,772
         Against the proposal:       52,823,135
         Abstentions:                 2,110,768
         Broker Non-votes:           14,660,879

3) Shareholder proposal to limit the Management Incentive Compensation Plan and the Long-Term Incentive Plan to amounts not greater than 5% of the annual base salaries of each of the top five executive officers and lesser amounts to others.

         For the proposal:            13,567,045
         Against the proposal:        52,671,469
         Abstentions:                  1,839,594
         Broker Non-votes:            14,600,446

Item 5.  Other

As previously reported in Item 1 "Business - Utility Operations - Florida Power
- Employees" in the 1996 Form 10-K, the current union contract with the International Brotherhood of Electrical Workers ("IBEW") was to have expired in December 1996, but both the IBEW and Florida Power agreed to continue working beyond that date under the terms of the existing contract while negotiations, which began in September 1996, proceeded. On April 30, 1997, Florida Power and IBEW committees agreed on a new three-year contract, subject to ratification by the members of the IBEW. Ratification votes are scheduled for May 1997 for each local.


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

     (b)  Reports on Form 8-K:

          During the first quarter 1997, Florida Progress and Florida Power filed the following reports on Form 8-K:

                Form 8-K dated January 7, 1997, reporting under Item 5 "Other Events" the replacements in top nuclear positions at Florida Power and a request to recover higher fuel costs.

                Form 8-K dated January 23, 1997, reporting under Item 5 "Other Events" the signing of an agreement to acquire the Tiger Bay cogeneration facility and 1996 earnings.

                Form 8-K dated January 29, 1997, reporting under Item 5 "Other Events" that CR3 had been added to the NRC watch list.

                Form 8-K dated February 20, 1997, reporting under Item
                5 "Other Events" the approval by the board of a dividend increase and the approval by the FPSC of an increase in Florida Power's fuel costs.

                Form 8-K dated March 28, 1997, reporting under
                Item 5 "Other Events" an update on the CR3 nuclear unit restart plan and the FPSC approval of the Pasco Cogen settlement.

         In addition, Florida Progress and Florida Power filed the following report on Form 8-K subsequent to the first quarter 1997:

                Form 8-K dated April 15, 1997, reporting under Item 5 "Other Events" first quarter 1997 earnings, the Tiger Bay cogeneration plant joint motion and the temporary seizure of Mid-Continent by the Insurance Commissioner of the state of Oklahoma.

                Form 8-K dated May 12, 1997, reporting under Item
                5 "Other Events" an update on the CR3 nuclear unit restart plan.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of each of the undersigned on behalf of each listed company shall be deemed to relate only to matters having reference to such company.

                                          FLORIDA PROGRESS CORPORATION

                                          FLORIDA POWER CORPORATION


Date: May 15, 1997                        /s/ John Scardino, Jr.
                                          -----------------------------
                                          John Scardino, Jr.
                                          Vice President and Controller




Date: May 15, 1997                        /s/ Jeffrey R. Heinicka
                                          -----------------------------
                                          Jeffrey R. Heinicka
                                          Senior Vice President and
                                          Chief Financial Officer

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