Form 10-K/A
period 1996-12-31
FLORIDA PROGRESS CORP; FLORIDA POWER CORP /
filed 1997-05-16
CIK 357261, 37637

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K/A-1

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

                     UTILITY OPERATIONS - FLORIDA POWER

Florida Power was incorporated in Florida in 1899, and is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity. Florida Power has a system generating capacity of 7,341 megawatts ("MW"). In 1996, the utility accounted for 76% of Florida Progress' consolidated revenues, 92% of its earnings from continuing operations before nonrecurring items and 80% of its assets.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                        Annual Growth Rates
                                           (in percent)
                                            1991-1996      1996      1995      1994      1993      1992      1991
 ------------------------------------------------------------------------------------------------------------------
 FLORIDA PROGRESS CORPORATION
 Summary of operations (in millions)
      Utility revenues                           6.8     $2,393.6  $2,271.7  $2,080.5  $1,957.6  $1,774.1  $1,718.8
      Diversified revenues (continuing)         23.7        764.3     736.1     644.8     430.3     281.1     263.8
      Income from continuing operations          8.3        250.7     238.9     212.0     196.0     183.8     167.9
      Income (loss) from discontinued
         operations and change in accounting                (26.3)       -         -        0.6      (8.1)      4.2
      Net income                                 5.5        224.4     238.9     212.0     196.6     175.7     172.1
 ------------------------------------------------------------------------------------------------------------------
 Balance sheet data (in millions):
      Total assets                               2.7     $5,348.4  $5,550.4  $5,453.1  $5,338.0  $4,978.8  $4,683.4
      Capitalization:
            Short-term capital                  (8.5)    $   39.0    $173.7    $ 99.9    $195.2    $177.6     $60.8
            Long-term debt                       1.7      1,776.9   1,662.3   1,835.2   1,840.5   1,651.3   1,631.8
            Preferred stock                    (32.0)        33.5     138.5     143.5     148.5     216.0     231.0
            Common stock equity                  3.9      1,924.2   2,078.1   1,984.4   1,820.5   1,737.6   1,587.7
 -------------------------------------------------------------------------------------------------------------------
                  Total capitalization           1.5     $3,773.6  $4,052.6  $4,063.0  $4,004.7  $3,782.5  $3,511.3
 -------------------------------------------------------------------------------------------------------------------
 Common stock data:
      Average shares outstanding (in millions)   3.7         96.8      95.7      93.0      88.3      85.4      80.8
      Earnings per share:
            Utility                              3.4         $2.40     $2.27     $2.05     $2.06     $1.99     $2.03
            Diversified (continuing)            30.6           .19       .23       .23       .16       .16       .05
            Discontinued operations and change
              in accounting                                   (.27)      -         -         .01      (.09)      .05
            Consolidated                         1.7          2.32      2.50      2.28      2.23      2.06      2.13
      Dividends per common share                 2.3          2.06      2.02      1.99      1.95      1.905     1.843
      Dividend payout                                        88.9%     81.0%     87.7%     87.6%     93.0%     87.0%
      Dividend yield (year-end)                               6.4%      5.7%      6.7%      5.9%      5.9%      6.0%
      Book value per share of common stock       0.7        $19.84    $21.55    $20.85    $20.40    $19.85    $19.14
      Return on common equity                                10.9%     11.8%     11.1%     11.1%     10.6%     11.4%
 --------------------------------------------------------------------------------------------------------------------
      Common stock price per share:
            High                                            36 3/8    35 3/4    33 5/8    36 3/8    33 1/4    31 1/2
            Low                                             31 5/8    29 3/8    24 3/4    31 1/4    27 7/8    24 3/8
            Close                                0.6        32 1/4    35 3/8    30        33 5/8    32 5/8    31 1/4
      Price earnings ratio (year-end)                        13.9      14.2      13.2      15.1      15.8      14.7
---------------------------------------------------------------------------------------------------------------------
 Other year-end data:
      Number of employees                       (0.2)       7,291     7,174     7,394     7,825     7,301     7,350
---------------------------------------------------------------------------------------------------------------------

                             [CONTINUED ON NEXT PAGE]


                                        Annual Growth Rates
                                           (in percent)
                                            1991-1996      1996      1995      1994      1993      1992      1991
 ------------------------------------------------------------------------------------------------------------------
 FLORIDA POWER CORPORATION
 Electric sales (million of KWH)
      Residential                                4.2     15,481.4  14,938.0  13,863.4  13,372.6  12,825.8  12,623.9
      Commercial                                 3.4      8,848.0   8,612.1   8,252.1   7,884.8   7,544.1   7,489.2
      Industrial                                 5.0      4,223.7   3,864.4   3,579.6   3,380.8   3,254.5   3,303.0
      Total retail sales                         4.1     30,784.8  29,499.5  27,675.2  26,528.3  25,414.0  25,179.1
      Total electric sales                       4.1     33,492.5  32,402.6  30,014.6  28,647.8  27,375.5  27,350.2
---------------------------------------------------------------------------------------------------------------------
 Residential service (average annual):
      KWH sales per customer                     2.0     13,560    13,282    12,597    12,420    12,214    12,257
      Revenue per customer                       4.8     $1,138    $1,114    $1,038      $983      $884      $899
      Revenue per KWH                            2.7     $0.0839   $0.0839   $0.0824   $0.0792   $0.0724   $0.0733
---------------------------------------------------------------------------------------------------------------------
 Financial Data:
      Operating revenues                         6.8     $2,393.6  $2,271.7  $2,080.5  $1,957.6  $1,774.1  $1,718.8
      Net income after dividends
        on preferred stock                       7.2     $  232.6    $217.3    $190.7    $181.5    $170.2    $164.1
      Total assets                               3.2     $4,264.0  $4,284.9  $4,284.5  $4,259.5  $3,980.6  $3,643.2
      Long-term debt and preferred stock
        subject to mandatory redemption          1.3     $1,296.4  $1,304.1  $1,393.8  $1,433.6  $1,318.3  $1,213.1
      Total capitalization including
        short-term debt (in millions)            3.4     $3,180.8  $3,202.2  $3,265.4  $3,240.4  $3,029.2  $2,692.2
      Capitalization ratios:
        Short-term capital                     (10.6)       0.8%      1.0%      2.8%      5.3%      4.4%      1.4%
        Long-term debt                          (0.3)      40.8%     39.9%     41.7%     43.1%     40.8%     41.4%
        Preferred stock                        (35.0)       1.0%      4.3%      4.4%      4.6%      7.1%      8.6%
        Common stock equity                      3.4       57.4%     54.8%     51.1%     47.0%     47.7%     48.6%
      Ratio of earnings to fixed charges
        (SEC method)                             4.4        4.80      4.41      3.90      3.83      3.84      3.87
      Embedded cost of long-term debt           (1.3)       7.2%      7.2%      7.1%      6.8%      7.5%      7.7%
      Embedded cost of preferred stock          (8.8)       4.6%      6.8%      6.8%      6.8%      7.3%      7.3%
---------------------------------------------------------------------------------------------------------------------
 Operating Data:
  Net system capacity (MW)                       2.1       7,341     7,347     7,295     7,563     6,998     6,623
  Net system peak load (MW)                      7.8       8,807     7,722     6,955     6,729     6,982     6,056
  Capital expenditures (in millions)            (8.9)     $217.3    $283.4    $319.5    $426.4    $472.9    $345.9
  Net cash flow to capital expenditures         21.5        175%      125%      103%       63%       52%       66%
  Fuel cost per million BTU                      1.5       $2.04     $1.69     $1.75     $1.79     $1.86     $1.89
  Average number of customers                    2.2   1,292,075 1,271,784 1,243,891 1,214,653 1,182,170 1,159,237
  Number of full-time employees                 (4.0)      4,629     4,658     4,972     5,807     5,806     5,677
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

7Revenues:
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

                                   FLORIDA PROGRESS CORPORATION

May 16, 1997                        /s/ Jack B. Critchfield
                                   ----------------------------
                                   Jack B. Critchfield,
                                   Chairman of the Board
                                   and Chief Executive Officer

      KNOWN BY ALL MEN BY THESE PRESENTS that each of the undersigned officers and directors of Florida Progress Corporation (the "Company"), a Florida corporation, for himself or herself and not for one another, does hereby constitute and appoint KENNETH E. ARMSTRONG, JAMES V. SMALLWOOD and DOUGLAS E. WENTZ, and each of them, a true and lawful attorney in his or her name, place and stead, in any and all capacities, to sign his or her name to any and all amendments to this report, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and each of the undersigned for himself or herself hereby ratifies and confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                          Title                        Date
     ---------                          -----                        ----


/s/ Jack B. Critchfield           Chairman of the Board,         May 16, 1997
-----------------------------    Chief Executive Officer
Jack B. Critchfield                   and Director
Principal Executive Officer


/s/ Jeffrey R. Heinicka         Senior Vice President and        May 16, 1997
-----------------------------    Chief Financial Officer
Jeffrey R. Heinicka
Principal Financial Officer


/s/ John Scardino, Jr.             Vice President and            May 16, 1997
-----------------------------          Controller
John Scardino, Jr.
Principal Accounting Officer

                                                                 (Continued)

    Signature                          Title                        Date
     ---------                          -----                        ----


/s/ Willard D. Frederick, Jr.           Director                 May 16, 1997
-----------------------------
Willard D. Frederick, Jr.


/s/ Michael P. Graney                   Director                 May 16, 1997
-----------------------------
Michael P. Graney


/s/ Richard Korpan                      Director                 May 16, 1997
-----------------------------
Richard Korpan


/s/ Frank C. Logan                      Director                 May 16, 1997
-----------------------------
Frank C. Logan


/s/ Clarence V. McKee                   Director                 May 16, 1997
-----------------------------
Clarence V. McKee


/s/ Vincent J. Naimoli                  Director                 May 16, 1997
-----------------------------
Vincent J. Naimoli


                                        Director
-----------------------------
Richard A. Nunis


/s/ Charles B. Reed                     Director                 May 16, 1997
-----------------------------
Charles B. Reed


/s/ Joan D. Ruffier                     Director                 May 16, 1997
-----------------------------
Joan D. Ruffier


                                        Director
-----------------------------
Robert T. Stuart, Jr.


/s/ Jean Giles Wittner                  Director                 May 16, 1997
-----------------------------
Jean Giles Wittner

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company.


                                   FLORIDA POWER CORPORATION

May 16, 1997                         /s/ Joseph H. Richardson
                                   ---------------------------------
                                   Joseph H. Richardson, President
                                   and Chief Operating Officer


      KNOWN BY ALL MEN BY THESE PRESENTS that each of the undersigned officers and directors of Florida Power Corporation (the "Company"), a Florida corporation, for himself or herself and not for one another, does hereby constitute and appoint KENNETH E. ARMSTRONG, JAMES V. SMALLWOOD and DOUGLAS E. WENTZ, and each of them, a true and lawful attorney in his or her name, place and stead, in any and all capacities, to sign his or her name to any and all amendments to this report, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and each of the undersigned for himself or herself hereby ratifies and confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature                     Title                       Date
          ---------                     -----                       ----

/s/ Richard Korpan                Chairman of the Board,         May 16, 1997
-------------------------        Chief Executive Officer
Richard Korpan                       and Director


/s/ Jeffrey R. Heinicka          Senior Vice President           May 16, 1997
-------------------------                 and
Jeffrey R. Heinicka              Chief Financial Officer
Principal Financial Officer


/s/ John Scardino, Jr.              Vice President               May 16, 1997
-------------------------           and Controller
John Scardino, Jr.
Principal Accounting Officer

                                                                 (Continued)

         Signature                     Title                       Date
          ---------                     -----                       ----


/s/ Jack B. Critchfield                 Director                 May 16, 1997
--------------------------
Jack B. Critchfield


/s/ Willard D. Frederick, Jr.           Director                 May 16, 1997
-----------------------------
Willard D. Frederick, Jr.


/s/ Michael P. Graney                   Director                 May 16, 1997
-----------------------------
Michael P. Graney


/s/ Frank C. Logan                      Director                 May 16, 1997
-------------------------
Frank C. Logan


/s/ Clarence V. McKee                   Director                 May 16, 1997
-------------------------
Clarence V. McKee


/s/ Vincent J. Naimoli                  Director                 May 16, 1997
-----------------------------
Vincent J. Naimoli


                                        Director
-----------------------------
Richard A. Nunis


/s/ Charles B. Reed                     Director                 May 16, 1997
-----------------------------
Charles B. Reed


/s/ Joseph H. Richardson                Director                 May 16, 1997
--------------------------
Joseph H. Richardson


/s/ Joan D. Ruffier                     Director                 May 16, 1997
-------------------------
Joan D. Ruffier


                                        Director
-----------------------------
Robert T. Stuart, Jr.


/s/ Jean Giles Wittner                  Director                 May 16, 1997
-------------------------
Jean Giles Wittner

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