Form 10-Q
period 1997-06-30
FLORIDA PROGRESS CORP; FLORIDA POWER CORP /
filed 1997-08-14
CIK 357261, 37637

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Description of        Shares Outstanding
         Registrant                    Class              at June 30, 1997
         ----------                --------------        ------------------

Florida Progress Corporation      Common Stock,
                                  without par value           97,061,524

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

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          FLORIDA PROGRESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Income
(In millions, except per share amounts)
                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                          1997     1996       1997       1996
                                        -------- --------   --------   --------
                                            (Unaudited)          (Unaudited)
REVENUES:
  Electric utility                       $597.2   $588.7    $1,151.0   $1,136.0
  Diversified                             200.1    184.9       393.8      368.0
                                        -------- --------    --------  --------
                                          797.3    773.6     1,544.8    1,504.0
EXPENSES:                               -------- --------    --------  --------
  Electric utility:
    Fuel                                  118.8     90.7       213.7      175.6
    Purchased power                       116.8    137.7       244.0      260.6
    Energy conservation cost               16.6     17.1        27.6       36.8
    Operations and maintenance            110.7     97.8       213.1      198.2
    Extended nuclear outage - O&M
      and replacement fuel costs          162.3       -        170.2       -
    Depreciation                           74.2     89.2       148.5      166.8
    Taxes other than income taxes          48.6     45.2        96.7       92.4
                                        -------- --------   ---------  ---------
                                          648.0    477.7     1,113.8      930.4
                                        -------- --------   ---------  ---------
  Diversified:
    Cost of sales                         169.1    154.3       340.9      309.4
    Other                                  14.8     16.6        29.7       32.0
                                        -------- --------   ---------  ---------
                                          183.9    170.9       370.6      341.4
                                        -------- --------   ---------  ---------
INCOME (LOSS) FROM OPERATIONS             (34.6)   125.0        60.4      232.2
                                        -------- --------   ---------  ---------
INTEREST EXPENSE AND OTHER:
  Interest expense                         35.8     34.2        70.1       68.8
  Allowance for funds used during
    construction                           (2.3)    (1.9)       (4.4)      (3.6)
  Preferred dividend requirements of
    Florida Power                           0.4      2.1         0.8        4.4
  Other expense (income), net              (0.7)    (1.4)       (0.3)      (4.7)
                                        -------- --------   ---------  ---------
                                           33.2     33.0        66.2       64.9
                                        -------- --------   ---------  ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                     (67.8)    92.0        (5.8)     167.3
  Income Taxes                            (29.6)    33.2        (9.6)      60.3
                                        -------- --------   ---------  ---------
NET INCOME (LOSS) FROM CONTINUING
  OPERATIONS                              (38.2)    58.8         3.8      107.0

DISCONTINUED OPERATIONS, NET
  OF INCOME TAXES                            -     (25.0)       -         (25.0)
                                        -------- --------   ---------  ---------

NET INCOME (LOSS)                        ($38.2)   $33.8        $3.8      $82.0
                                        ======== ========   =========  =========
AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING                              97.1     96.8        97.0       96.6
                                        ======== ========   =========  =========
EARNINGS (LOSS) PER AVERAGE COMMON SHARE
  CONTINUING OPERATIONS                  ($0.39)   $0.61       $0.04      $1.11
DISCONTINUED OPERATIONS                      -    ( 0.26)       -        ( 0.26)
                                        -------- --------   ---------  ---------
EARNINGS (LOSS) PER AVERAGE COMMON SHARE ($0.39)   $0.35       $0.04      $0.85
                                        ======== ========   =========  =========

DIVIDENDS PER COMMON SHARE               $0.525   $0.515      $1.050     $1.030
                                        ======== ========   =========  =========

Prior periods reflect the recapitalization of the spin-off company, Echelon International, and its associated treatment as discontinued operations. The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)

                                                        June 30,    December 31,
                                                           1997         1996
                                                        -----------  -----------
ASSETS                                                  (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held
    for future use                                       $5,994.8     $5,965.6
  Less - Accumulated depreciation                         2,440.2      2,335.8
         Accumulated decommissioning for nuclear plant      207.1        193.3
         Accumulated dismantlement for fossil plants        127.9        119.6
                                                        ----------   ----------
                                                          3,219.6      3,316.9
  Construction work in progress                             240.6        140.3
  Nuclear fuel, net of amortization of $356.7
    in 1997 and $356.7 in 1996                               63.7         59.9
                                                        ----------   ----------
        Net electric utility property                     3,523.9      3,517.1
  Other property, net of depreciation of $186.7
    in 1997 and $173.8 in 1996                              332.5        309.3
                                                        ----------   ----------
                                                          3,856.4      3,826.4
                                                        ----------   ----------
CURRENT ASSETS:
  Cash and equivalents                                       19.1          5.2
  Accounts receivable, net                                  326.7        265.0
  Inventories at average cost:
    Fuel                                                     87.1         67.1
    Materials and supplies                                   95.0         95.4
    Diversified materials                                   138.1        125.5
  Underrecovery of fuel cost                                 59.0         82.6
  Deferred income taxes                                      60.8         35.6
  Other                                                      18.0         12.6
                                                        ----------   ----------
                                                            803.8        689.0
                                                        ----------   ----------
OTHER ASSETS:
  Investments:
    Loans receivable, net                                    35.0         68.1
    Marketable securities                                   238.6        217.9
    Nuclear plant decommissioning fund                      232.5        207.8
    Joint ventures and partnerships                          53.2         41.9
  Deferred insurance policy acquisition costs               123.9        120.9
  Other                                                     185.7        176.4
                                                        ----------   ----------
                                                            868.9        833.0
                                                        ----------   ----------
                                                         $5,529.1     $5,348.4
                                                        ==========   ==========

   The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)

                                                       June 30,    December 31,
                                                         1997         1996
                                                      -----------  -----------
CAPITAL AND LIABILITIES                               (Unaudited)

COMMON STOCK EQUITY:
  Common stock                                          $1,209.0     $1,208.3
  Retained earnings                                        618.4        716.5
  Unrealized loss on securities available for sale          (1.2)        (0.6)
                                                       ----------   ----------
                                                         1,826.2      1,924.2
CUMULATIVE PREFERRED STOCK OF FLORIDA POWER:
    Without sinking funds                                   33.5         33.5

LONG-TERM DEBT                                           1,826.5      1,776.9
                                                       ----------   ----------
TOTAL CAPITAL                                            3,686.2      3,734.6
                                                       ----------   ----------
CURRENT LIABILITIES:
  Accounts payable                                         216.1        193.2
  Customers' deposits                                       95.1         81.8
  Income taxes payable                                      10.5         27.8
  Accrued other taxes                                       51.6         13.4
  Accrued interest                                          37.2         48.3
  Accrued nuclear outage operation and maintenance cost     72.4          -
  Other                                                     68.8         78.5
                                                       ----------   ----------
                                                           551.7        443.0
  Notes payable                                             94.2          4.1
  Current portion of long-term debt                         25.0         34.9
                                                       ----------   ----------
                                                           670.9        482.0
                                                       ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                    462.7        475.4
  Unamortized investment tax credits                        89.5         93.5
  Insurance policy benefit reserves                        356.1        325.3
  Other postretirement benefit costs                       103.9        100.0
  Other                                                    159.8        137.6
                                                       ----------   ----------
                                                         1,172.0      1,131.8
                                                       ----------   ----------
                                                        $5,529.1     $5,348.4
                                                       ==========   ==========

   The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Cash Flows
(In millions)
                                                            Six Months Ended
                                                                June 30,
                                                            1997        1996
                                                        ----------- -----------
                                                              (Unaudited)
OPERATING ACTIVITIES:
   Income from continuing operations                        $3.8      $107.0
   Adjustments for noncash items:
     Depreciation and amortization                         166.3       187.6
     Extended nuclear outage - O&M and
       replacement fuel costs                              142.6          -
     Deferred income taxes and
       investment tax credits, net                         (48.8)      (26.3)
     Increase in accrued other postretirement
       benefit costs                                         3.9         3.4
     Net change in deferred insurance policy
       acquisition costs                                    (3.0)       (8.6)
     Net change in insurance policy
       benefit reserves                                     30.8        30.7
   Changes in working capital, net of effects
    from acquisition or sale of businesses:
        Accounts receivable                                (59.4)        8.5
        Inventories                                        (30.0)      (31.5)
        Underrecovery of fuel cost                         (46.6)      (57.3)
        Accounts payable                                    21.8        21.4
        Income taxes payable                               (16.9)       21.2
        Accrued other taxes                                 38.2        38.2
        Other                                              (13.1)      (12.3)
   Other operating activities                                5.8        23.1
                                                        ---------   ---------
        Cash provided by continuing operations             195.4       305.1
                                                        ---------   ---------
    Loss from discontinued operations                         -        (25.0)
    Adjustments for non-cash items                            -          7.4
                                                        ---------   ---------
        Cash used by discontinued operations                  -        (17.6)
                                                        ---------   ---------
                                                           195.4       287.5
                                                        ---------   ---------
INVESTING ACTIVITIES:
  Property additions (including allowance for
    borrowed funds used during construction)              (188.5)     (135.4)
  Purchase of loans and securities, net (including
    repayment of Echelon note)                              11.8       (14.2)
  Proceeds from sale of properties                           4.2         6.1
  Acquisition of businesses                                (14.3)       (3.2)
  Investing activities of discontinued operations             -         12.0
  Other investing activities                               (22.3)      (19.2)
                                                        ---------   ---------
                                                          (209.1)     (153.9)
                                                        ---------   ---------
FINANCING ACTIVITIES:
  Repayment of long-term debt                              (22.2)       (2.1)
  Increase in commercial paper with long-term support       61.7        46.7
  Redemption of preferred stock                               -        (80.9)
  Sale of common stock                                        -         18.6
  Dividends paid on common stock                          (101.9)      (99.7)
  Increase in short-term debt                               90.1          -
  Financing activities of discontinued operations             -        (10.2)
  Other financing activities                                (0.1)       (1.5)
                                                        ---------   ---------
                                                            27.6      (129.1)
                                                        ---------   ---------
NET INCREASE IN CASH AND EQUIVALENTS                        13.9         4.5
   Beginning cash and equivalents                            5.2         4.3
                                                        ---------   ---------
ENDING CASH AND EQUIVALENTS                                $19.1        $8.8
                                                        =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                     $78.0       $66.4
  Income taxes (net of refunds)                            $56.5       $61.0

Prior periods reflect the recapitalization of the spin-off company, Echelon International, and its associated treatment as discontinued operations. The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
                             FINANCIAL STATEMENTS

FLORIDA POWER CORPORATION
Statements of Income
(In millions)                            Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                           1997     1996       1997      1996
                                         -------- --------   --------  --------
                                             (Unaudited)        (Unaudited)
OPERATING REVENUES:
    Residential                          $ 306.3  $ 296.3    $ 597.0   $ 612.3
    Commercial                             145.4    131.7      269.6     246.8
    Industrial                              55.1     51.9      107.0      99.7
    Sales for resale                        20.3     37.1       57.4      80.1
    Other                                   70.1     71.7      120.0      97.1
                                         -------- --------  --------- ---------
                                           597.2    588.7    1,151.0   1,136.0
                                         -------- --------  --------- ---------
OPERATING EXPENSES:
 Operation:
    Fuel                                   118.8     90.7      213.7     175.6
    Purchased power                        116.8    137.7      244.0     260.6
    Energy conservation cost                16.6     17.1       27.6      36.8
    Operations and maintenance             110.7     97.8      213.1     198.2
    Extended nuclear outage - O&M
     and replacement fuel costs            162.3      -        170.2      -
    Depreciation                            74.2     89.2      148.5     166.8
    Taxes other than income taxes           48.6     45.2       96.7      92.4
 Income taxes:
    Currently payable                        3.8     43.8       36.0      74.0
    Deferred, net                          (33.2)    (9.9)     (41.2)    (12.9)
    Investment tax credits, net             (1.9)    (2.0)      (3.9)     (4.0)
                                         -------- --------  --------- ---------
                                           (31.3)    31.9       (9.1)     57.1
                                         -------- --------  --------- ---------
                                           616.7    509.6    1,104.7     987.5
                                         -------- --------  --------- ---------
OPERATING INCOME (LOSS)                    (19.5)    79.1       46.3     148.5
                                         -------- --------  --------- ---------
OTHER INCOME AND DEDUCTIONS:
 Allowance for equity funds used
    during construction                      1.4      1.0        2.7       1.9
 Miscellaneous other expense, net            0.1     (0.4)      (0.9)     (1.0)
                                         -------- --------  --------- ---------
                                             1.5      0.6        1.8       0.9
                                         -------- --------  --------- ---------
INTEREST CHARGES
 Interest on long-term debt                 22.4     21.8       44.7      43.9
 Other interest expense                      3.7      2.8        6.7       6.1
                                         -------- --------  --------- ---------
                                            26.1     24.6       51.4      50.0
 Allowance for borrowed funds used
    during construction                     (0.9)    (0.9)      (1.7)     (1.7)
                                         -------- --------  --------- ---------
                                            25.2     23.7       49.7      48.3
                                         -------- --------  --------- ---------
NET INCOME (LOSS)                          (43.2)    56.0       (1.6)    101.1
DIVIDENDS ON PREFERRED STOCK                 0.4      2.1        0.8       4.4
                                         -------- --------  --------- ---------
NET INCOME (LOSS) AFTER DIVIDENDS
  ON PREFERRED STOCK                      ($43.6)   $53.9      ($2.4)    $96.7
                                         ======== ========  ========= =========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                        June 30,    December 31,
                                                          1997         1996
                                                       -----------  -----------
ASSETS                                                 (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held
    for future use                                       $5,994.8     $5,965.6
  Less - Accumulated depreciation                         2,440.2      2,335.8
         Accumulated decommissioning for nuclear plant      207.1        193.3
         Accumulated dismantlement for fossil plants        127.9        119.6
                                                        ----------   ----------
                                                          3,219.6      3,316.9
  Construction work in progress                             240.6        140.3
  Nuclear fuel, net of amortization of $356.7
    in 1997 and $356.7 in 1996                               63.7         59.9
                                                        ----------   ----------
                                                          3,523.9      3,517.1

  Other property, net                                        12.3         13.3
                                                        ----------   ----------
                                                          3,536.2      3,530.4
                                                        ----------   ----------
CURRENT ASSETS:
  Cash and equivalents                                       14.1          -
  Accounts receivable, less reserve of $4.3
    in 1997 and $4.1 in 1996                                218.6        174.7
  Inventories at average cost:
    Fuel                                                     53.4         47.2
    Materials and supplies                                   95.0         95.4
  Underrecovery of fuel cost                                 59.0         82.6
  Deferred income taxes                                      60.8         35.6
  Other                                                       8.6          6.2
                                                        ----------   ----------
                                                            509.5        441.7
                                                        ----------   ----------
OTHER ASSETS:
  Nuclear plant decommissioning fund                        232.5        207.8
  Unamortized debt expense, being amortized
    over term of debt                                        23.9         25.0
  Other                                                      60.2         59.1
                                                        ----------   ----------
                                                            316.6        291.9
                                                        ----------   ----------
                                                         $4,362.3     $4,264.0
                                                        ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                        June 30,    December 31,
                                                          1997         1996
                                                       -----------  -----------
CAPITALIZATION AND LIABILITIES                         (Unaudited)

CAPITALIZATION:
  Common stock                                          $1,004.4     $1,004.4
  Retained earnings                                        722.4        821.1
                                                       ----------   ----------
                                                         1,726.8      1,825.5
CUMULATIVE PREFERRED STOCK:
    Without sinking funds                                   33.5         33.5

LONG-TERM DEBT                                           1,295.9      1,296.4
                                                       ----------   ----------
TOTAL CAPITAL                                            3,056.2      3,155.4
                                                       ----------   ----------
CURRENT LIABILITIES:
  Accounts payable                                         121.0        115.5
  Accounts payable to associated companies                  23.4         21.2
  Customers' deposits                                       95.1         81.7
  Income taxes payable                                      13.2         10.4
  Accrued other taxes                                       48.1         10.0
  Accrued interest                                          27.2         34.8
  Accrued nuclear outage operation and
   and maintenance costs                                    72.4          -
  Other                                                     39.9         47.3
                                                       ----------   ----------
                                                           440.3        320.9
  Notes payable                                             94.2          4.1
  Current portion of long-term debt                          1.4         21.3
                                                       ----------   ----------
                                                           535.9        346.3
                                                       ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                    463.8        472.3
  Unamortized investment tax credits                        88.9         92.8
  Other postretirement benefit costs                       100.2         96.5
  Other                                                    117.3        100.7
                                                       ----------   ----------
                                                           770.2        762.3
                                                       ----------   ----------
                                                        $4,362.3     $4,264.0
                                                       ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Cash Flows
(In millions)
                                                            Six Months Ended
                                                                June 30,
                                                            1997        1996
                                                         ----------  ----------
                                                               (Unaudited)
OPERATING ACTIVITIES:
 Net income (loss) after dividends on preferred stock      ($2.4)      $96.7
  Adjustments for noncash items:
   Depreciation and amortization                           152.3       175.4
   Extended nuclear outage - O&M and replacement
    fuel costs                                             142.6          -
   Deferred income taxes and investment
    tax credits, net                                       (45.1)      (16.9)
   Increase in accrued other postretirement
    benefit costs                                            3.7         3.0
   Allowance for equity funds used during construction      (2.7)       (1.9)
  Changes in working capital:
        Accounts receivable                                (43.9)      (10.7)
        Inventories                                         (5.8)       (4.3)
        Underrecovery of fuel cost                         (46.6)      (57.3)
        Accounts payable                                     5.6         6.3
        Accounts payable to associated companies             2.2        (2.0)
        Income taxes payable                                 2.8        11.3
        Accrued other taxes                                 38.1        37.9
        Other                                               (4.0)       (9.7)
  Other operating activities                                 5.8        25.8
                                                        ---------   ---------
                                                           202.6       253.6
                                                        ---------   ---------
INVESTING ACTIVITIES:
  Construction expenditures                               (151.8)     (111.3)
  Allowance for borrowed funds used during construction     (1.7)       (1.7)
  Additions to non-utility property                         (1.7)       (1.1)
  Proceeds from sale of properties                           3.2         3.8
  Other investing activities                                (9.7)      (18.1)
                                                        ---------   ---------
                                                          (161.7)     (128.4)
                                                        ---------   ---------
FINANCING ACTIVITIES:
  Repayment of long-term debt                              (20.6)       (0.4)
  Increase in commercial paper with
    long term support                                         -         29.4
  Redemption of preferred stock                               -        (80.9)
  Dividends paid on common stock                           (96.3)      (81.4)
  Equity contributions from parent                            -         12.5
  Increase in short-term debt                               90.1          -
                                                        ---------   ---------
                                                           (26.8)     (120.8)
                                                        ---------   ---------
NET INCREASE IN CASH AND EQUIVALENTS                        14.1         4.4
   Beginning cash and equivalents                             -          0.8
                                                        ---------   ---------
ENDING CASH AND EQUIVALENTS                                $14.1        $5.2
                                                        =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                     $55.8       $47.9
  Income taxes (net of refunds)                            $32.4       $62.4

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
NOTES TO FINANCIAL STATEMENTS

1) On November 21, 1996, the Board of Directors of Florida Progress Corporation ("Florida Progress") declared a spin-off distribution to common shareholders of record on December 5, 1996, of the common shares of Echelon International Corporation ("Echelon"). Echelon comprised Florida Progress' lending, leasing and real estate operations. As a result of the spin-off, the former operations of Echelon are shown as discontinued operations in the accompanying Consolidated Statements of Income for the three and six months ended June 30,1996. Net assets of Echelon as of December 18, 1996, the date of the spin-off, were $194.5 million. This amount has been charged against Florida Progress' retained earnings in the accompanying December 31, 1996 Consolidated Balance Sheet to reflect the distribution of Echelon common shares. As used in this Form 10-Q, the term Florida Progress includes its consolidated subsidiaries unless otherwise indicated.

2) As ordered by the Florida Public Service Commission ("FPSC"), Florida Power Corporation ("Florida Power") is in its third year of conducting a three-year test for residential revenue decoupling which began in January 1995. The difference between target revenues and actual revenues is included as a current asset or current liability on the balance sheet. Revenue decoupling increased residential revenues by $4.7 million and $12.2 million for the three and six months ended June 30, 1997. For the three and six month periods ended June 30, 1996, revenue decoupling decreased residential revenues by $.8 million and $13.3 million, respectively.

       On June 26, 1997, the FPSC approved a settlement agreement between Florida Power and all parties who intervened in Florida Power's request to collect replacement fuel and purchased power costs ("replacement power costs") resulting from the extended outage of its Crystal River Nuclear Plant ("CR3"). CR3 has been off-line since September 1996 to address certain design issues related to its safety systems. In accordance with the terms of the agreement, Florida Power recorded $70 million in replacement power costs in the second quarter of 1997 which will not be collected from retail customers through the fuel adjustment clause.

3) In June 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting comprehensive income. The standard defines comprehensive income as the change in equity of an enterprise except those changes resulting from shareholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. Florida Progress will be required to adopt this statement January 1, 1998. As the standard addresses reporting and presentation issues only, there will be no impact on earnings from the adoption of this standard.

       Also in June 1997, the FASB issued FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" which establishes standards for additional disclosure about operating segments for interim and annual financial statements. The standard requires financial and descriptive information to be disclosed for segments whose operating results are reviewed by the chief operating officer for decisions on resource allocation. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Florida Progress will be required to adopt this statement for financial statements for the fiscal year ending December 31, 1998. As the standard addresses reporting and disclosure issues only, there will be no impact on earnings from the adoption of this standard.

4)    CONTINGENCIES

       PURCHASED POWER COMMITMENTS

       The purchased power contracts between Florida Power and qualifying facilities employ separate pricing methodologies for capacity payments and energy payments. Florida Power has interpreted the pricing provision in these contracts to allow it to pay an as-available energy price rather than a higher firm energy price when the avoided unit upon which the contract is based would not have been operated.

       Four cogenerators, Pasco Cogen, Ltd. ("Pasco"), Lake Cogen, Ltd, ("Lake"), Orlando Cogen, Limited ("Orlando"), and Metropolitan Dade County and Montenay Power Corp. ("Metro-Dade"), filed separate suits against Florida Power in disputes over the contract payment terms. Florida Power entered into settlement agreements with Pasco, Lake and Orlando. As of June 30, 1997, the agreements with Pasco and Orlando had been approved by the FPSC and the litigation terminated, while the Lake agreement was awaiting completion of the FPSC approval process.

       In July 1997, the FPSC decided to review its approval of the Pasco settlement agreement. The FPSC action was precipitated as a result of the disclosure by Florida Power to the FPSC, that a Florida Power employee who had been involved in cogeneration matters before the FPSC had recently become engaged to be married to a former FPSC staff attorney who had participated in the same matters on behalf of the FPSC. The FPSC decided to review the Pasco settlement and the pending buyout of the last ten years of a contract with Orlando in a docket separate from the Orlando settlement agreement, to determine whether there was any bias in the information that was presented by the staff attorney to the FPSC.
       The FPSC also will reconsider the Lake settlement agreement on a number of issues, including the conflict of interest issue discussed above.

       An investigation by an outside law firm hired by Florida Power found no evidence that the relationship between the Florida Power employee and the FPSC staff attorney had any influence on regulatory proceedings involving Florida Power. An FPSC staff investigation found no evidence of bias in the information presented by staff. An FPSC hearing on the matter is scheduled to be held in August 1997.

       Management does not expect that the results of these FPSC proceedings will have a material impact on Florida Power's financial position, operations, or liquidity.

       OFF-BALANCE SHEET RISK - Several of Florida Progress' subsidiaries are general partners in unconsolidated partnerships and joint ventures. Florida Progress or its subsidiaries have agreed to support certain loan agreements of the partnerships and joint ventures. Those credit risks are not material to the financial statements. Florida Progress considers those credit risks to be minimal, based upon the asset values supporting the liabilities of these entities.

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

Florida Power self-insures its transmission and distribution lines against loss due to storm damage and other natural disasters. Pursuant to an FPSC order, Florida Power is accruing $6 million annually to a storm damage reserve and may defer any losses in excess of the reserve.

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

       Florida Power is a member of the Nuclear Electric Insurance, Ltd. ("NEIL"), an industry mutual insurer, which provides business interruption and extra expense coverage in the event of a major accidental outage at a covered nuclear power plant. Florida Power is subject to a retroactive premium assessment by NEIL under this policy in the event of adverse loss experience. Florida Power's present maximum share of any such retroactive assessment is $2.5 million per policy year.

       Florida Power also maintains nuclear property damage insurance and decontamination and decommissioning liability insurance totaling $2.1 billion. The first layer of $500 million is purchased in the commercial insurance market with the remaining excess coverage purchased from NEIL. Florida Power is self-insured for any losses that are in excess of this coverage. Under the terms of the NEIL policy, Florida Power could be assessed up to a maximum of $10.3 million in any policy year if losses in excess of NEIL's available surplus are incurred.

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

       Florida Power and former subsidiaries of Florida Progress, whose properties were sold in prior years, have been identified by the Environmental Protection Agency ("EPA") as potentially responsible parties ("PRPs") at certain sites, including a coal gasification plant site in Sanford, Florida ("the Sanford site") that Florida Power previously owned and operated. Four other parties have also been identified as PRPs for the Sanford site. On July 11, 1997, the EPA sent a general and special notice letter which advised Florida Power and others that the EPA has documented the release or threatened release of hazardous substances, pollutants, or contaminants from the Sanford site. The EPA investigation concluded that such release or threatened release includes the site itself and downgradient contamination in sediment through an unnamed tributary for storm water drainage flowing through Cloud Branch Creek into Lake Monroe at the confluence of the Creek and Lake Monroe. Further, the EPA advised Florida Power of its potential liability for clean-up under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The EPA established a 60-day moratorium beginning July 18, 1997 on further response activities, pending the PRPs' submission of a good faith offer to conduct a remedial investigation and feasibility study ("RI/FS"). If accepted by the

       EPA, this study will be embodied in an administrative order on consent and allow the PRPs to perform and finance clean-up activities at the site under the guidance of the EPA. Liability for the cleanup costs of those sites is joint and several.

       In addition to those designated sites, there are other sites where affiliates may be responsible for additional environmental cleanup.

       Florida Progress believes that its subsidiaries will not be required to pay a disproportionate share of the costs for cleanup of any of these sites. Florida Progress' best estimates indicate that its proportionate share of liability for cleaning up all sites, including the Sanford site, ranges from $3.7 million to $5.4 million. Florida Progress has reserved $3.7 million against these potential costs.

       AGE DISCRIMINATION SUIT - Florida Power and Florida Progress have been named defendants in an age discrimination lawsuit involving 116 former Florida Power employees and one current employee. While no dollar amount was requested, each plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys' fees. In October 1996, the court approved an agreement to provisionally certify this case as a class action suit under the Age Discrimination in Employment Act. The opportunity to opt into the provisional class expired on May 28, 1997. Estimates of the potential liability associated with this lawsuit cannot be determined until the final decision on whether to certify the case as a class action suit has been made.

       MID-CONTINENT LIFE INSURANCE COMPANY - On April 14, 1997, the Insurance Commissioner of the State of Oklahoma (the "Insurance Commissioner") received approval from the Oklahoma County District Court to temporarily seize control of the operations of Mid-Continent Life Insurance Company ("Mid-Continent"), a wholly owned subsidiary of Florida Progress. On May 23, 1997, the Oklahoma County District Court granted the application of the Insurance Commissioner to place Mid-Continent into receivership. The Insurance Commissioner had alleged that Mid-Continent's reserves were understated by more than $125 million, thus causing Mid-Continent to be statutorily impaired, and further alleged that Mid-Continent had violated Oklahoma law relating to deceptive trade practices in connection with the sale of its "Extra Life" insurance policies. Mid-Continent believes it is not statutorily impaired because the court ruled that it could raise premiums on the insurance policies at issue. On June 18, 1997, Florida Progress filed an appeal with the Oklahoma Supreme Court regarding the decision that Mid-Continent remain in receivership. On June 30, 1997, the Insurance Commissioner filed an appeal with the Oklahoma Supreme Court regarding the district court's decision that Mid-Continent is entitled to raise premiums. A decision from the Oklahoma Supreme Court is not expected before the fourth quarter of 1997. On July 10, 1997, the Commissioner of Insurance of the State of Texas entered a cease and desist order prohibiting Mid-Continent from writing any new policies in Texas. The Texas Commissioner cited the lack of permanent management at, and plan of rehabilitation for, Mid-Continent and the alleged reserve deficiency as reasons for the action. Texas currently has the largest number of Mid-Continent policy holders.

       Florida Progress believes that its investment in Mid-Continent has been impaired by these proceedings and associated developments, but the amount of impairment cannot currently be estimated. Given that the receivership and the cease and desist order in Texas has resulted in significant adverse publicity for Mid-Continent and has disrupted its business plan for addressing its projected reserve deficiency on its "Extra Life" policies, it is likely that Florida Progress will realize a loss of some or all of its investment in Mid-Continent. Mid-Continent's earnings were $1.9 million
                                          12
       for the year ended December 31, 1996, and $.2 million for the six months ended June 30, 1997. As of June 30, 1997, Florida Progress' equity investment in Mid-Continent was approximately $85 million, and its tax basis is significantly less. The Consolidated Balance Sheet at June 30, 1997 includes $238.6 million of marketable securities, $123.9 million of deferred policy acquisition costs and $356.1 million of insurance policy benefit reserves attributable to Mid-Continent Life.

       REPLACEMENT POWER COST SETTLEMENT - On June 26, 1997, the FPSC unanimously approved a settlement agreement between Florida Power and all parties who intervened in Florida Power's request to recover replacement power costs resulting from the extended outage of CR3. This settlement supersedes the February 1997 FPSC approved rate increase described under the heading "Contingencies - Rate Increase Investigation" in Note 4 to the Financial Statements, in the combined Form 10-Q of Florida Progress and Florida Power for the quarter ended March 31, 1997 (the "first quarter 1997 Form 10-Q").

       In accordance with the settlement agreement, effective July 1997, Florida Power ceased any further recovery through its fuel clause of replacement power costs related to the nuclear outage, except as described below. Florida Power has completed a refund of the $16 million of replacement power costs already collected through the fuel clause for the period commencing April 1997 through June 1997, when rates reflected higher replacement power costs.

       Florida Power estimates that it will have incurred approximately $172 million in replacement power costs through the end of 1997. In the second quarter of 1997, Florida Power recorded a charge of approximately $70 million for replacement power costs incurred from December 1996 through June 1997 that will not be recovered through its fuel adjustment clause. Of the remaining $102 million, Florida Power will recover approximately $39 million through its fuel adjustment clause. The remaining $63 million of replacement power costs for the period July through December 1997 will be recorded as a regulatory asset and amortized for a period of up to four years beginning in July 1997. The effect of the amortization on the results of operations is expected to be offset by the suspension of fossil plant dismantlement accruals during the amortization period.

       This accounting treatment is consistent with the terms of the above mentioned settlement agreement. The parties to the settlement agreement have agreed not to seek or support any reduction in Florida Power's base rates or the authorized range of its return on equity during the four-year amortization period. The agreement resolves all present and future disputed issues between the parties regarding the extended outage of CR3.

       Florida Power reported a loss, for the second quarter of 1997, as a result of recording charges (for replacement power cost and operation and maintenance costs) associated with the extended outage of CR3. Through June 30, 1997, Florida Power has recognized all of the additional $100 million of operation and maintenance costs it expects to incur in connection with the outage through the end of 1997, when CR3 is expected to be returned to service.

5) In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Florida Progress and Florida Power for the interim periods presented. Results for these interim periods are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the combined Form 10-K of Florida Progress and Florida Power for the year ended December 31, 1996 (the "1996 Form 10-K") and the first quarter 1997 Form 10-Q.

                                          13
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OPERATING RESULTS

Florida Progress' loss from continuing operations for the three month period ended June 30, 1997, was $.39 per share compared to earnings of $.61 cents per share for the same period in 1996. The loss resulted from Florida Power, Florida Progress' largest operating unit, reporting a loss of $.45 per share compared to earnings of $.56 per share for the same period last year. Earnings per share from continuing operations for the six month period ended June 30, 1997, were $.04 compared to $1.11 for the same period last year. The decrease for both the three and six month periods is primarily due to one-time charges recorded by Florida Power related to the extended outage of CR3.

Diversified earnings per share from continuing operations were $.06 for the second quarter of 1997, $.01 higher than the same quarter last year, due to higher earnings at Electric Fuels Corporation ("Electric Fuels") which were partially offset by lower earnings at Mid-Continent. For the six months ended June 30, 1997, earnings per share from continuing diversified operations of $.06 were $.05 lower than the same period in 1996 primarily due to lower earnings from Mid-Continent and costs associated with its receivership as well as lower earnings from Electric Fuels due primarily to severe flooding conditions in the first quarter of 1997. As a result of Florida Progress' announcement, on July 1, 1996, of its plan for a spin-off distribution to common shareholders of the common shares of Echelon, Florida Progress recorded a loss from discontinued operations of $.26 per share for the three and six months ended June 30, 1996.

Diversified gross margin percentages were lower for both the three and six months ended June 30, 1997, due to higher reserve provisions at Mid-Continent, and to higher diesel fuel costs and increased operating expenses at Electric Fuels associated with flood conditions during the first quarter of 1997.

Florida Power - Operating Revenues

Florida Power's operating revenues were $8.5 million (1.4%) and $15.0 million (1.3%) higher for the three and six month periods ended June 30, 1997, compared to the same periods in 1996. Recoverable fuel revenues, including deferred fuel revenue, were $7.0 million and $26.2 million higher for the three and six months ended June 30, 1997 as a result of the corresponding increase in fuel and purchased power expenses discussed below. Continued customer growth combined with the increase in residential revenue decoupling adjustments largely offset the effect of mild weather on operating revenues. Residential revenue decoupling eliminates the earnings impact abnormal weather has on residential sales. (See
Note 2 to the Financial Statements.)

Florida Power - Operating Expenses

Fuel and purchased power costs were $7.2 million (3.2%) and $21.5 million (4.9%) higher for the quarter and six months ended June 30, 1997 compared to the same periods in 1996 due primarily to increased capacity payments.

Generally, Florida Power recovers substantially all of its fuel and purchased power costs through an FPSC ordered fuel adjustment clause, thereby eliminating any significant impact on net income. However, in June 1997, Florida Power recorded a $70.2 million charge for replacement power costs incurred from December 1996 through June 1997 in accordance with the above mentioned FPSC approved settlement agreement. This treatment is consistent with the terms of the settlement agreement between Florida Power and all parties who intervened in

Florida Power's earlier request to recover replacement power costs resulting from the extended outage of CR3. In the second quarter of 1997, Florida Power also recorded the remaining $92.1 million of the total $100 million of nuclear outage operation and maintenance costs it expects to incur in connection with the outage. This brings the total extended nuclear outage expenses to $162.3 million for the second quarter of 1997, and $170.2 for the six months ended June 30, 1997.

Florida Power estimates that it will have incurred approximately $172 million in replacement power costs through the end of 1997. As mentioned above, in the second quarter of 1997, Florida Power recorded a charge of approximately $70 million for replacement power costs incurred from December 1996 through June 1997 that will not be recovered through its fuel adjustment clause. Of the remaining $102 million, Florida Power will recover approximately $39 million through its fuel adjustment clause. The remaining $63 million of replacement power costs for the period July through December 1997 will be recorded as a regulatory asset and amortized for a period of up to four years beginning in July 1997. The effect of the amortization on the results of operations is expected to be offset by the suspension of fossil plant dismantlement accruals during the amortization period.

Other operation and maintenance expenses, excluding the impact of the extended outage, for the three and six months ended June 30, 1997, were $12.9 million (13.2%) and $14.9 million (7.5%) higher than the same period last year due primarily to planned fossil plant outages, a lump-sum payment resulting from a new union contract and additional expenditures for service reliability programs.

Depreciation expense was $15.0 million ($16.8%) and $18.3 (11.0%) lower for the three and six months ended June 30, 1997 compared to the same periods last year. These decreases were due primarily to the write-off of two oil-fired plants (Higgins and Turner) in 1996 and the amortization in 1996 of a transmission line project.

Florida Power - Purchased Power

Costs associated with purchased power contracts with qualifying facilities raised Florida Power's system average cost for generation in 1996 and 1997. As previously discussed, Florida Power has been seeking ways to mitigate the impact of these escalating payments. Florida Power had negotiated settlements with three cogenerators, Pasco, Lake, and Orlando. In July 1997, the FPSC decided to review the Pasco, Lake and Orlando buyout, a docket separate from the Orlando settlement agreement, cogeneration proceedings regarding a conflict of interest on the part of a former FPSC staff attorney involved with the cases. See Note 4 to the Financial Statements entitled "Contingencies - Purchased Power Commitments" and Part II, Item 1 "Legal Proceedings".

As discussed in the first quarter 1997 Form 10-Q, the purchase of the Tiger Bay cogeneration plant by Florida Power was approved by the FPSC on May 19, 1997. Tiger Bay was Florida Power's largest cogeneration power supplier, representing more than 20% of the capacity received from qualifying facilities. The purchase of the Tiger Bay facility was completed on July 15, 1997. The purchase was financed initially by bank loans, which were repaid from the proceeds of the sale of $450 million of medium-term notes (see Liquidity and Capital Resources herein). The purchase is expected to result in an estimated total savings between $2.0 billion and $2.4 billion for the period 2008 through 2025 to Florida Power and its customers. Unlike its reopening of the Lake, Pasco and Orlando cogeneration proceedings discussed above, the FPSC did not order a review of the Tiger Bay cogeneration facility buyout docket, given that the case was stipulated by all parties and the possibility of bias appeared unlikely.

Florida Power - Nuclear Operations

In September 1996, Florida Power shut down its CR3 nuclear plant to fix a broken oil pipe in the main turbine. CR3 has remained offline to address certain design issues related to the plant's safety systems.

While CR3 remains on the NRC's Watch List, progress has been made on major restart activities. Major accomplishments this quarter included completion of the system readiness reviews, timely filing of license submittals for several plant modifications and progress in reducing the backlog of maintenance requests. Florida Power believes it is on schedule to return CR3 to service by the end of 1997. See discussion in Note 4 to the Financial Statements entitled "Contingencies - Replacement Power Cost Settlement".

Florida Progress Diversified Operations

Florida Progress' diversified revenues were $15.2 million and $25.8 million higher for the three and six months ended June 30, 1997 compared to the same period last year due primarily to a third quarter 1996 acquisition at Electric Fuels. Gross margins were down for both the three and six month period ended June 30, 1997 compared to last year due to higher reserve provisions at Mid-Continent, and to higher diesel fuel costs and increased operating expenses at Electric Fuels associated with flood conditions in the first quarter of 1997.

On April 14, 1997, the Insurance Commissioner of the State of Oklahoma received approval from the Oklahoma County District Court to temporarily seize control of the operations of Mid-Continent. On May 23, 1997, the District Court of Oklahoma granted the application of the Insurance Commissioner of the State of Oklahoma to place Mid-Continent into receivership. Mid-Continent is appealing the decision to the Supreme Court of Oklahoma. See Note 4 to the Financial Statements under the heading "Contingencies - Mid-Continent Life Insurance Company" and paragraph 8 under Part II, Item 1 "Legal Proceedings" herein.


LIQUIDITY AND CAPITAL RESOURCES

Florida Power budgeted $372 million, excluding allowance for funds used during construction, for its 1997 construction program, of which $148.1 million was spent during the first six months of the year. Those expenditures were financed primarily with funds from operations. Nuclear capital expenditures for 1997 could range between $30 to $45 million higher than the original budget because of CR3 modifications. Florida Power anticipates using debt financing to fund those additional capital expenditures.

On June 24, 1997, Florida Power filed a shelf registration statement with the Securities and Exchange Commission to register an additional $550 million of Medium-Term Notes, Series B, bringing the total amount of registered notes to $850 million. On July 22, 1997, $450 million of these notes were sold to repay bank loans obtained to finance the acquisition of the Tiger Bay cogeneration facility. The notes were sold with nine different maturities ranging from two to ten years, and bear interest at rates ranging from 6.21% to 6.81% per annum.
The issuance of the remaining registered but unissued notes ($400 million) will depend upon capital requirements and on market conditions.

Florida Power's ratio of earnings to fixed charges was 3.05 for the twelve months ended June 30, 1997. (See Exhibit 12 filed herewith).

"SAFE HARBOR" STATEMENT UNDER
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward looking statements, including projections regarding the date by which CR3 is expected to be returned to service; the total operating and maintenance costs that will be attributable to the nuclear outage; the future treatment of replacement power costs associated with the outage; the impact of FPSC reviews of the settlement agreements with cogenerators; the proportionate liability for cleaning up certain environmental sites; the savings to Florida Power and its customers resulting from the purchase of the Tiger Bay facility; and the effect of certain legal proceedings on the operations of Mid-Continent.
                                          16
Risk Factors

These statements, and any other statements contained in this report that are not historical facts, are forward-looking statements that are based on a series of projections and estimates regarding the economy, the electric utility business and Florida Progress' other businesses in general, and on factors which impact Florida Progress directly. The projections and estimates relate to the pricing of services, the actions of regulatory bodies, and the effects of competition.

Key factors that have a direct impact on the ability to attain these projections include various factors that could impact the successful execution of Florida Power's nuclear plant restart plan, such as regulatory approvals, timely completion of scheduled work by Florida Power and outside contractors and the timely delivery of parts and materials; the actions of the FPSC and other regulatory bodies; the success of cost containment efforts; and the efficient operation of Florida Power's existing and future generating units. In addition, in developing certain forward-looking statements, Florida Progress and Florida Power have made certain assumptions relating to productivity improvements, the lack of unforeseen new nuclear plant modifications that could extend the outage beyond 1997, and the lack of disruption to markets.

If Florida Progress' and Florida Power's projections and estimates regarding the economy, the electric utility business and other factors differ materially from what actually occurs, or if various proceedings have unfavorable outcomes, then actual results could vary significantly from the performance projected in the forward-looking statements.


                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

1. In re: Petition for Expedited Approval of Settlement with Pasco Cogen, Ltd., Florida Public Service Commission, Docket No. 961407-EI.
       In re: Petition for Expedited Approval of Settlement with Lake Cogen, Ltd., Florida Public Service Commission, Docket No. 961477-EQ.

       In re: Petition for approval of early termination amendment to negotiated qualifying facility contract with Orlando Cogen, Limited, Ltd., Florida Public Service Commission, Docket No. 961184-EQ.

       See prior discussion of these matters in the first quarter 1997 Form 10-Q, Part II, Item 1, paragraph 1, and in the 1996 Form 10-K, Item 3, paragraphs 2, 3 and 4. On July 8, 1997, Florida Power filed a Notice of Conflict of Interest in Docket No. 961477-EQ, notifying the FPSC of a possible conflict of interest involving a Florida Power employee and a former FPSC staff attorney ("staff attorney") who both worked on this docket during a period in which they had a personal relationship. After the notice was filed, the FPSC initiated a review of the various Florida Power cases on which the staff attorney had worked. On July 15, 1997, the FPSC decided to review the Pasco and Orlando buyout dockets to determine if any bias had occurred. Also on July 15, the FPSC determined to reconsider the Lake cogeneration matter on the merits, including a review with respect to the conflict of interest issue. An investigation by an outside law firm hired by Florida Power found no evidence that the relationship between the Florida Power employee and the FPSC staff attorney had any influence on regulatory proceedings involving Florida Power. An FPSC staff investigation found no evidence of bias in the information presented by staff. An FPSC hearing on the matter is scheduled to be held in August 1997.

2. In re: Lake Interest Holdings, Inc. v. Lake Cogen, Ltd., NCP Lake Power, Inc., Lake Investment, LP. and Florida Power Corporation. Circuit Court of the Fifth Judicial Court for Lake County, Florida, Case No. 97-549-CA-01.

       See prior discussion of this matter in the 1996 Form 10-K, Item 3, para-graph 3. On June 25, 1997, the plaintiff, Lake Interest Holdings, Inc. and three of the defendants, Lake Cogen, Inc., NCP Lake Power Incorporated, and Lake Investment, L.P., filed a stipulation of dismissal with prejudice. Florida Power has not opposed this stipulation. The court is expected to dismiss the case in the near future.

3. In re: Petition for expedited approval of an agreement to purchase the Tiger Bay cogeneration facility and terminate the related purchased power contracts, FPSC Docket No. 970096-EQ.

       See prior discussion of this matter in the 1996 Form 10-K, Item 3, paragraph 8 and the first quarter 1997 Form 10-Q. On June 9, 1997, the FPSC issued a final order approving the April 14, 1997 stipulations entered into by the parties in the case. The purchase by Florida Power of the Tiger Bay facility closed on July 15, 1997. In connection with its investigation (see paragraph 1 above), the FPSC did not order a review of the Tiger Bay cogeneration docket. This report concludes this matter for reporting purposes.

4. In re: Fuel and Purchased Power Cost Recovery Clause and Generating Performance Incentive Factor, Florida Public Service Commission, Docket No. 970001-EI.

       See prior discussion in the 1996 Form 10-K, Item 3, paragraph 1. On June 26, 1997, the FPSC approved the settlement agreement between Florida Power and all intervenors involved in Florida Power's request to collect replacement fuel and purchased power costs associated with the extended outage of CR3. The parties to the stipulation agreement will not seek or support any reduction in Florida Power's base rates or the authorized range of its return on equity during the four-year amortization period. See Note 4 to the Financial Statements entitled "Contingencies - Replacement Power Cost Settlement".

       The agreement resolves all present and future disputed issues between the parties regarding the extended outage of CR3.

       This report concludes this matter for reporting purposes.

5. Wanda L. Adams, et al v. Florida Power Corporation and Florida Progress Corporation, U.S. District Court, Middle District of Florida, Ocala Division; Case No. 95-123-CIV-OC-10.

       See prior discussion of this matter in the 1996 Form 10-K, Item 3, paragraph 11 and the first quarter 1997 Form 10-Q, Item 1, paragraph 4. The period for potential class members to opt into the conditionally certified class expired on May 28, 1997. The class now is comprised of 116 former employees and 1 current employee.

6. Charlie Crist, Jr. v. Julia Johnson, et al and Florida Power Corporation, Florida Supreme Court, Case No. 90,346.

       See prior discussion of this matter in the first quarter 1997 Form 10-Q,
       Part II, Item 1, paragraph 3. On June 18, 1997, all parties entered into a stipulation which resolves all present and future disputed issues regarding the current extended outage of CR3. On June 26, the FPSC unanimously approved the settlement agreement. The financial impact and details of this agreement are discussed in Note 4 to the Financial Statement under the heading "Replacement Power Cost Settlement". On July 21,
       1997, the Court granted the motions to dismiss filed by Florida Power and the FPSC, resulting in dismissal of Charlie Crist's Notice of Petition For Review Of Florida Public Service Commission Order No.
       PSC-97-0859-FOF-EI. This report concludes this matter for reporting purposes.

7. In re: Standard Offer Contract for the purchase of firm capacity and energy from a qualifying facility between Panda-Kathleen, L.P. and Florida Power Corporation, FPSC Docket No. 950110-EI.

       See prior discussion of this matter in the 1996 Form 10-K, Item 3, paragraph 7. A decision is now not expected until the second half of 1997.

8. State of Oklahoma, ex rel. John P. Crawford, Insurance Commissioner v. Mid-Continent Life Insurance Company, District Court of Oklahoma County, State of Oklahoma, Case No. CJ-97-2518-62

       See prior discussion in the first quarter 1997 Form 10-Q, Part II, Item 1, paragraph 6. On May 23, 1997, the District Court of Oklahoma County, State of Oklahoma, granted the application of the Insurance Commissioner of the State of Oklahoma ("Commissioner") to place Mid-Continent into receivership and ordered the Commissioner to develop a plan of rehabilitation for Mid-Continent. The Commissioner had alleged that Mid-Continent's reserves were understated by more than $125 million, thus causing Mid-Continent to be statutorily impaired, and further alleged that Mid-Continent had violated Oklahoma law relating to deceptive trade practices, in connection with the sale of its "Extra Life" insurance policies. Mid-Continent is appealing the decision to the Supreme Court of Oklahoma. Mid-Continent believes it is not statutorily impaired because the court ruled that it could raise premiums on the insurance policies at issue. See Note 4 to the Financial Statements under "Contingencies - Mid-Continent Life Insurance Company".

       In connection with this matter, the Commissioner of Insurance of the State of Texas entered a cease and desist order on July 10, 1997, prohibiting Mid-Continent from writing any new policies in the State of Texas. The Texas Commissioner cited the lack of permanent management at, and plan of rehabilitation for, Mid-Continent and the alleged reserve deficiency as reasons for the action.

9. Northern States Power Company, et al., v. United States Department of Energy, Case Number 97-1064, U.S. Court of Appeals, D.C. Circuit.

       See prior discussion in the 1996 Form 10-K, Item 3, paragraph 9. On April 30, 1997, the court ordered the petitioners to file petitions for mandamus. In their petitions, the utilities request, among other items, that the court require the United States Department of Energy ("DOE") to begin disposing of spent nuclear fuel ("SNF") on January 31, 1998 and that the court find that the utilities be relieved of their reciprocal obligation to pay fees into the Nuclear Waste Fund and be authorized to place those fees into escrow accounts unless and until DOE commences disposing of SNF. Failure of DOE to accept SNF will not immediately affect the continued operation of Florida Power's CR3, which has sufficient on-site temporary storage capacity for SNF through the year 2010.

10. Florida Power Corp. v. United States, United States Court of Federal Claims, Case No. 96-702C.

       See prior discussion in the 1996 Form 10-K, Item 3, paragraph 10. On May 6, 1997, the U.S. Court of Appeals for the Federal Circuit ruled against

       Yankee Atomic. Yankee Atomic has since requested rehearing "en banc" of the court's decision. A decision on whether to grant rehearing in the Yankee Atomic Electric matter is expected in the fourth quarter of 1997.

11.    Sanford Gasification Plant Site, Sanford, Florida

       See prior discussion in this matter in the 1996 Form 10-K, Item 3, paragraph 13. The EPA completed the Expanded Site Investigation on June 27, 1997. On July 11, 1997 the EPA sent a general and special notice letter which advised Florida Power and others that the EPA has documented the release or threatened release of hazardous substances, pollutants, or contaminants from the Sanford site. The EPA investigation concluded that such release or threatened release includes the site itself and downgradient contamination in sediment through an unnamed tributary for storm water drainage flowing through Cloud Branch Creek into Lake Monroe at the confluence of the Creek and Lake Monroe. Further, the EPA advised Florida Power of its potential liability for clean-up under CERCLA. The EPA established a 60-day moratorium beginning July 18, 1997 on further response activities, pending the PRPs submission of a good faith offer to conduct a RI/FS. If accepted by the EPA, this study will be embodied in an administrative order on consent and allow the PRPs to perform and finance clean-up activities at the site under the guidance of the EPA.

Item 5.  Other Information.

1. UNION CONTRACT. As previously reported in Item 1 "Business - Utility Operations - Florida Power - Employees" in the 1996 Form 10-K, and Item 5 "Other" in the first quarter 1997 Form 10-Q, the union contract with the International Brotherhood of Electrical Workers ("IBEW") was to have expired in December 1996. Both the IBEW and Florida Power agreed to continue working beyond that date under the terms of the existing contract while negotiations, which began in September 1996, proceeded. On April 30, 1997, Florida Power and IBEW committees agreed on a new three year contract. On May 19, 1997, the members of the IBEW voted to accept a new contract with Florida Power. The new contract is effective from December 9, 1996 through December 5, 1999.

2.     EXECUTIVE OFFICER AND DIRECTOR CHANGES.

       During the second quarter of 1997, Florida Progress and Florida Power announced certain executive officer and director changes. At Florida Progress, effective June 1, 1997, Richard Korpan was promoted to Chief Executive Officer. Jack B. Critchfield, who held the position of Chief Executive Officer, remains Chairman of the Board. Also effective June 1, Stanley I. Garnett was named Executive Vice President of Florida Progress and will be responsible for financial services, legal, human resources and corporate development. Garnett was previously a senior adviser with Putnam, Hayes & Bartlett, an economic and management consulting firm, and the chief legal officer and then chief financial officer at Allegheny Power System, Inc. At Florida Power, effective June 1, 1997, Joseph H. Richardson became Chief Executive Officer, and Janice B. Case was promoted to Senior Vice President. Richard Korpan who held the position of Chief Executive Officer, remains Chairman of the Board of Florida Power. In other Board action, it was decided that both Florida Progress and Florida Power should have the same outside directors serving on their boards. As a result, effective May 15, 1997, W.D. "Bill" Frederick, Jr., Michael P. Graney, Vincent J. Naimoli, Richard A. Nunis, Charles B. Reed and Robert T.Stuart, Jr., members of the Florida Progress Board, were elected as members of the Florida Power Board, and Frank C. Logan, a member of the Florida Power Board, was appointed as a member of the Florida Progress Board. In addition, Allen J.Keesler, Jr. and R. Mark Bostick resigned as members of the Florida Power Board. Florida Progress now has a total of twelve directors, each of whom also serves as a director of Florida Power. Florida Power has a total of thirteen directors, the additional director being Joseph H. Richardson, Florida Power's Chief Executive Officer.

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

     (b)  Reports on Form 8-K:

          During the second quarter 1997, Florida Progress and Florida Power filed the following reports on Form 8-K:

                Form 8-K dated April 15, 1997, reporting under Item 5 "Other Events" first quarter 1997 earnings, the Tiger Bay cogeneration plant joint motion and the temporary seizure of Mid-Continent by the Insurance Commissioner of the state of Oklahoma.

                Form 8-K dated May 12, 1997, reporting under Item
                5 "Other Events" an update on the CR3 restart plan.

                Form 8-K dated May 27, 1997, reporting under Item
                5 "Other Events" Board action regarding changes in officers and directors, and that the Oklahoma District Judge placed Mid-Continent into receivership.

                Form 8-K dated June 19, 1997, reporting under Item
                5 "Other Events" an update to the CR3 outage and the proposed settlement on replacement fuel costs due to the CR3 outage.

                Form 8-K dated June 25, 1997, reporting under Item
                5 "Other Events" the FPSC's approval of a buy-down of another Florida Power cogen contract and the FPSC's approval of the fuel settlement agreement.

         In addition, Florida Progress and Florida Power filed the following report on Form 8-K subsequent to the second quarter 1997:

                Form 8-K dated July 15, 1997, reporting under Item
                5 "Other Events" the second quarter earnings for 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of each of the undersigned on behalf of each listed company shall be deemed to relate only to matters having reference to such company.

                                    FLORIDA PROGRESS CORPORATION

                                    FLORIDA POWER CORPORATION


Date: August 13, 1997                        /s/ John Scardino, Jr.
                                          -----------------------------
                                          John Scardino, Jr.
                                          Vice President and Controller




Date: August 13, 1997                        /s/ Jeffrey R. Heinicka
                                          -----------------------------
                                          Jeffrey R. Heinicka
                                          Senior Vice President and
                                          Chief Financial Officer

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