Form 10-Q
period 1997-09-30
FLORIDA PROGRESS CORP; FLORIDA POWER CORP /
filed 1997-11-12
CIK 357261, 37637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1997

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Description of        Shares Outstanding
         Registrant                    Class            at September 30, 1997
         ----------                --------------        ------------------

Florida Progress Corporation      Common Stock,
                                  without par value           97,063,224

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

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          FLORIDA PROGRESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Income
 (In millions, except per share amounts)

                                           Three Months Ended       Nine Months Ended
                                              September 30,           September 30,
                                            1997       1996          1997       1996
                                            -------    -------     --------   --------
                                               (Unaudited)             (Unaudited)
REVENUES:
  Electric utility                           $706.9     $694.7    $1,857.9   $1,830.7
  Diversified                                 215.6      184.3       609.4      552.3
                                            --------   --------    ---------  ---------
                                              922.5      879.0     2,467.3    2,383.0
EXPENSES:                                   --------   --------    ---------  ---------
  Electric utility:
    Fuel                                      129.5      147.5       343.2      323.0
    Purchased power                           133.7      127.6       377.7      388.2
    Energy conservation cost                   21.7       14.3        49.3       51.1
    Operations and maintenance                105.5      105.9       318.6      304.2
    Extended nuclear outage - O&M
      and replacement fuel costs                -          -         170.2       -
    Depreciation and amortization              78.8       74.7       227.3      241.5
    Taxes other than income taxes              53.2       50.7       149.9      143.1
                                            --------   --------    ---------  ---------
                                              522.4      520.7     1,636.2    1,451.1
                                            --------   --------    ---------  ---------
  Diversified:
    Cost of sales                             187.0      153.5       527.9      462.9
    Other                                      14.1       15.5        43.8       47.5
                                            --------   --------    ---------  ---------
                                              201.1      169.0       571.7      510.4
                                            --------   --------    ---------  ---------
INCOME FROM OPERATIONS                        199.0      189.3       259.4      421.5
                                            --------   --------    ---------  ---------
INTEREST EXPENSE AND OTHER:
  Interest expense                             42.3       34.6       112.4      103.4
  Allowance for funds used during
    construction                               (2.5)      (1.9)       (6.9)      (5.5)
  Preferred dividend requirements of
    Florida Power                               0.3        0.8         1.1        5.2
  Other expense (income), net                  (1.6)      (0.4)       (1.9)      (5.1)
                                            --------   --------    ---------  ---------
                                               38.5       33.1       104.7       98.0
                                            --------   --------    ---------  ---------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                         160.5      156.2       154.7      323.5
  Income Taxes                                 58.5       58.1        48.9      118.4
                                            --------   --------    ---------  ---------
NET INCOME FROM CONTINUING OPERATIONS         102.0       98.1       105.8      205.1

DISCONTINUED OPERATIONS, NET
  OF INCOME TAXES                                -          -           -       (25.0)
                                            --------   --------    ---------  ---------
NET INCOME                                   $102.0      $98.1      $105.8     $180.1
                                            ========   ========    =========  =========
AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING                                  97.1       97.0        97.1       96.8
                                            ========   ========    =========  =========
EARNINGS (LOSS) PER AVERAGE COMMON SHARE
CONTINUING OPERATIONS                         $1.05      $1.01       $1.09      $2.12
DISCONTINUED OPERATIONS                          -          -           -       (0.26)
                                            --------   --------    ---------  ---------
EARNINGS PER AVERAGE COMMON SHARE             $1.05      $1.01       $1.09      $1.86
                                            ========   ========    =========  =========

DIVIDENDS PER COMMON SHARE                   $0.525     $0.515      $1.575     $1.545
                                            ========   ========    =========  =========

Prior periods reflect the recapitalization of the spin-off company, Echelon International, and its associated treatment as discontinued operations. The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)
                                                      September 30, December 31,
                                                          1997         1996
                                                       -----------  -----------
ASSETS                                                 (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held              $6,148.0     $5,965.6
    for future use
  Less - Accumulated depreciation                          2,494.1      2,335.8
         Accumulated decommissioning for nuclear plant       215.8        193.3
         Accumulated dismantlement for fossil plants         127.6        119.6
                                                         ----------   ----------
                                                           3,310.5      3,316.9
  Construction work in progress                              224.9        140.3
  Nuclear fuel, net of amortization of $356.7
    in 1997 and $356.7 in 1996                                65.4         59.9
                                                         ----------   ----------
        Net electric utility property                      3,600.8      3,517.1
  Other property, net of depreciation of $228.3
    in 1997 and $173.8 in 1996                               367.2        309.3
                                                         ----------   ----------
                                                           3,968.0      3,826.4
                                                         ----------   ----------
CURRENT ASSETS:
  Cash and equivalents                                        15.2          5.2
  Accounts receivable, net                                   361.7        265.0
  Inventories at average cost:
    Fuel                                                      78.1         67.1
    Materials and supplies                                    94.4         95.4
    Diversified materials                                    133.0        125.5
  Underrecovery of fuel cost                                  69.7         82.6
  Deferred income taxes                                       13.4         35.6
  Other                                                       20.8         12.6
                                                         ----------   ----------
                                                             786.3        689.0
                                                         ----------   ----------
OTHER ASSETS:
  Investments:
    Loans receivable, net                                     35.1         68.1
    Marketable securities                                    257.2        217.9
    Nuclear plant decommissioning fund                       248.1        207.8
    Joint ventures and partnerships                           49.1         41.9
  Deferred insurance policy acquisition costs                123.7        120.9
  Deferred purchased power contract termination costs        369.8          -
  Other                                                      224.7        176.4
                                                         ----------   ----------
                                                           1,307.7        833.0
                                                         ----------   ----------
                                                          $6,062.0     $5,348.4
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)

                                                      September 30, December 31,
                                                          1997         1996
                                                       -----------  -----------
CAPITAL AND LIABILITIES                                (Unaudited)

COMMON STOCK EQUITY:
  Common stock                                            $1,209.1     $1,208.3
  Retained earnings                                          669.4        716.5
  Unrealized gain (loss) on securities available for sale      1.7         (0.6)
                                                         ----------   ----------
                                                           1,880.2      1,924.2
CUMULATIVE PREFERRED STOCK OF FLORIDA POWER:
    Without sinking funds                                     33.5         33.5

LONG-TERM DEBT                                             2,343.4      1,776.9
                                                         ----------   ----------
TOTAL CAPITAL                                              4,257.1      3,734.6
                                                         ----------   ----------
CURRENT LIABILITIES:
  Accounts payable                                           221.8        193.2
  Customers' deposits                                         96.0         81.8
  Income taxes payable                                        38.4         27.8
  Accrued other taxes                                         71.8         13.4
  Accrued interest                                            47.7         48.3
  Accrued nuclear outage operation and maintenance costs      39.3          -
  Other                                                       81.6         78.5
                                                         ----------   ----------
                                                             596.6        443.0
  Notes payable                                               23.6          4.1
  Current portion of long-term debt                           15.0         34.9
                                                         ----------   ----------
                                                             635.2        482.0
                                                         ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                      435.4        475.4
  Unamortized investment tax credits                          87.5         93.5
  Insurance policy benefit reserves                          369.0        325.3
  Other postretirement benefit costs                         106.6        100.0
  Other                                                      171.2        137.6
                                                         ----------   ----------
                                                           1,169.7      1,131.8
                                                         ----------   ----------
                                                          $6,062.0     $5,348.4
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Cash Flows
(In millions)
                                                            Nine Months Ended
                                                              September 30,
                                                            1997        1996
                                                         ----------- -----------
                                                               (Unaudited)
OPERATING ACTIVITIES:
   Income from continuing operations                         $105.8      $205.1
   Adjustments for noncash items:
     Depreciation and amortization                            254.9       275.1
     Extended nuclear outage replacement fuel and
       accrued O&M costs                                      109.5          -
     Deferred income taxes and
       investment tax credits, net                            (36.2)      (37.2)
     Increase in accrued other postretirement
       benefit costs                                            6.6        11.9
     Net change in deferred insurance policy
       acquisition costs                                       (2.8)      (13.7)
     Net change in insurance policy
       benefit reserves                                        43.7        44.0
   Changes in working capital, net of effects
    from acquisition or sale of businesses:
        Accounts receivable                                   (91.7)       (7.6)
        Inventories                                           (16.5)      (17.9)
        Underrecovery of fuel cost                            (61.3)      (47.1)
        Accounts payable                                       27.3        21.3
        Income taxes payable                                   10.8        60.0
        Accrued other taxes                                    58.3        52.9
        Other                                                   6.3         2.5
    Other operating activities                                (25.0)        1.6
                                                           ---------   ---------
        Cash provided by continuing operations                389.7       550.9
                                                           ---------   ---------
    Loss from discontinued operations                            -        (25.0)
    Adjustments for non-cash items                               -         11.1
                                                           ---------   ---------
        Cash used by discontinued operations                     -        (13.9)
                                                           ---------   ---------
                                                              389.7       537.0
                                                           ---------   ---------
INVESTING ACTIVITIES:
  Property additions (including allowance for
    borrowed funds used during construction)                 (288.7)     (192.0)
  Purchase of loans and securities, net (including
    repayment of Echelon note)                                 (2.4)      (25.1)
  Proceeds from sale of properties                              8.6         7.0
  Acquisition of businesses                                   (23.2)      (45.1)
  Acquisition of cogeneration facility and
    contract termination costs                               (445.0)         -
  Distributions from (investments in) joint ventures
    and partnerships, net                                     (23.5)       (4.6)
  Investing activities of discontinued operations                -         35.2
  Other investing activities                                  (17.3)      (24.5)
                                                           ---------   ---------
                                                             (791.5)     (249.1)
                                                           ---------   ---------

FINANCING ACTIVITIES:
  Issuance of long-term debt                                  447.7       118.0
  Repayment of long-term debt                                 (34.2)     (189.8)
  Increase (decrease) in commercial paper with
    long-term support                                         130.6        (5.3)
  Redemption of preferred stock                                  -        (80.9)
  Sale of common stock                                           -         18.6
  Dividends paid on common stock                             (152.9)     (149.5)
  Increase in short-term debt                                  19.6        29.0
  Financing activities of discontinued operations                -        (11.3)
  Other financing activities                                    1.0        (3.2)
                                                           ---------   ---------
                                                              411.8      (274.4)
                                                           ---------   ---------
NET INCREASE IN CASH AND EQUIVALENTS                           10.0        13.5
   Beginning cash and equivalents                               5.2         4.3
                                                           ---------   ---------
ENDING CASH AND EQUIVALENTS                                   $15.2       $17.8
                                                           =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                       $108.0      $101.1
  Income taxes (net of refunds)                               $74.5       $91.2

Prior periods reflect the recapitalization of the spin-off company, Echelon International, and its associated treatment as discontinued operations. The accompanying notes are an integral part of these financial statements.

                            FLORIDA POWER CORPORATION
                             FINANCIAL STATEMENTS


FLORIDA POWER CORPORATION
Statements of Income
 (In millions)                            Three Months Ended   Nine Months Ended
                                            September 30,      September 30,
                                           1997     1996       1997      1996
                                          -------  -------   --------  --------
                                              (Unaudited)        (Unaudited)
OPERATING REVENUES:
    Residential                            $397.0   $393.6     $994.0  $1,005.9
    Commercial                              156.7    155.4      426.3     402.2
    Industrial                               51.0     54.9      158.0     154.6
    Sales for resale                         47.7     46.5      105.1     126.6
    Other                                    54.5     44.3      174.5     141.4
                                          -------- --------  --------- ---------
                                            706.9    694.7    1,857.9   1,830.7
                                          -------- --------  --------- ---------
OPERATING EXPENSES:
 Operation:
    Fuel                                    129.5    147.5      343.2     323.0
    Purchased power                         133.7    127.6      377.7     388.2
    Energy conservation cost                 21.7     14.3       49.3      51.1
    Operations and maintenance              105.5    105.9      318.6     304.2
    Extended nuclear outage - O&M
     and replacement fuel costs               -        -        170.2      -
    Depreciation and amortization            78.8     74.7      227.3     241.5
    Taxes other than income taxes            53.2     50.7      149.9     143.1
                                          -------- --------  --------- ---------
                                            522.4    520.7    1,636.2   1,451.1
                                          -------- --------  --------- ---------
 Income taxes:
    Currently payable                        41.2     64.9       77.2     138.9
    Deferred, net                            17.9     (6.8)     (23.3)    (19.7)
    Investment tax credits, net              (2.0)    (1.9)      (5.9)     (5.9)
                                          -------- --------  --------- ---------
                                             57.1     56.2       48.0     113.3
                                          -------- --------  --------- ---------
                                            579.5    576.9    1,684.2   1,564.4
                                          -------- --------  --------- ---------
OPERATING INCOME                            127.4    117.8      173.7     266.3
                                          -------- --------  --------- ---------
OTHER INCOME AND DEDUCTIONS:
 Allowance for equity funds used
    during construction                       1.5      1.0        4.2       2.9
 Miscellaneous other expense, net            (0.8)    (1.0)      (1.7)     (2.0)
                                          -------- --------  --------- ---------
                                              0.7      -          2.5       0.9
                                          -------- --------  --------- ---------
INTEREST CHARGES
 Interest on long-term debt                  28.2     22.0       72.9      65.9
 Other interest expense                       4.2      2.8       10.9       8.9
                                          -------- --------  --------- ---------
                                             32.4     24.8       83.8      74.8
 Allowance for borrowed funds used
    during construction                      (1.0)    (0.9)      (2.7)     (2.6)
                                          -------- --------  --------- ---------
                                             31.4     23.9       81.1      72.2
                                          -------- --------  --------- ---------
NET INCOME                                   96.7     93.9       95.1     195.0
DIVIDENDS ON PREFERRED STOCK                  0.3      0.8        1.1       5.2
                                          -------- --------  --------- ---------
NET INCOME AFTER DIVIDENDS
  ON PREFERRED STOCK                        $96.4    $93.1      $94.0    $189.8
                                          ======== ========  ========= =========



The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)
                                                      September 30, December 31,
                                                          1997         1996
                                                       -----------  -----------
ASSETS                                                 (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held              $6,148.0     $5,965.6
    for future use
  Less - Accumulated depreciation                          2,494.1      2,335.8
         Accumulated decommissioning for nuclear plant       215.8        193.3
         Accumulated dismantlement for fossil plants         127.6        119.6
                                                         ----------   ----------
                                                           3,310.5      3,316.9
  Construction work in progress                              224.9        140.3
  Nuclear fuel, net of amortization of $356.7
    in 1997 and $356.7 in 1996                                65.4         59.9
                                                         ----------   ----------
                                                           3,600.8      3,517.1

  Other property, net                                         11.8         13.3
                                                         ----------   ----------
                                                           3,612.6      3,530.4
                                                         ----------   ----------
CURRENT ASSETS:
  Cash and equivalents                                         9.0          -
  Accounts receivable, less reserve of $4.3
    in 1997 and $4.1 in 1996                                 244.5        174.7
  Inventories at average cost:
    Fuel                                                      38.9         47.2
    Materials and supplies                                    94.4         95.4
  Underrecovery of fuel cost                                  69.7         82.6
  Deferred income taxes                                       13.4         35.6
  Other                                                        8.9          6.2
                                                         ----------   ----------
                                                             478.8        441.7
                                                         ----------   ----------
OTHER ASSETS:
  Nuclear plant decommissioning fund                         248.1        207.8
  Unamortized debt expense, being amortized
    over term of debt                                         25.6         25.0
  Deferred purchased power contract termination costs        369.8          -
  Other                                                       93.6         59.1
                                                         ----------   ----------
                                                             737.1        291.9
                                                         ----------   ----------
                                                          $4,828.5     $4,264.0
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                      September 30, December 31,
                                                          1997         1996
                                                       -----------  -----------
CAPITALIZATION AND LIABILITIES                         (Unaudited)

CAPITALIZATION:
  Common stock                                            $1,004.4     $1,004.4
  Retained earnings                                          770.7        821.1
                                                         ----------   ----------
                                                           1,775.1      1,825.5
CUMULATIVE PREFERRED STOCK:
    Without sinking funds                                     33.5         33.5

LONG-TERM DEBT                                             1,746.0      1,296.4
                                                         ----------   ----------
TOTAL CAPITAL                                              3,554.6      3,155.4
                                                         ----------   ----------
CURRENT LIABILITIES:
  Accounts payable                                           135.5        115.5
  Accounts payable to associated companies                    27.0         21.2
  Customers' deposits                                         96.0         81.7
  Income taxes payable                                        38.8         10.4
  Accrued other taxes                                         68.2         10.0
  Accrued interest                                            43.7         34.8
  Accrued nuclear outage operation and
   and maintenance costs                                      39.3          -
  Other                                                       51.4         47.3
                                                         ----------   ----------
                                                             499.9        320.9
  Notes payable                                               19.1          4.1
  Current portion of long-term debt                            1.4         21.3
                                                         ----------   ----------
                                                             520.4        346.3
                                                         ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                      438.3        472.3
  Unamortized investment tax credits                          86.9         92.8
  Other postretirement benefit costs                         102.6         96.5
  Other                                                      125.7        100.7
                                                         ----------   ----------
                                                             753.5        762.3
                                                         ----------   ----------
                                                          $4,828.5     $4,264.0
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Cash Flows
(In millions)
                                                            Nine Months Ended
                                                              September 30,
                                                            1997        1996
                                                         ----------  ----------
                                                               (Unaudited)
OPERATING ACTIVITIES:
  Net income after dividends on preferred stock               $94.0      $189.8
  Adjustments for noncash items:
   Depreciation and amortization                              233.0       256.4
   Extended nuclear outage replacement fuel and
    accrued O&M costs                                         109.5          -
   Deferred income taxes and investment
    tax credits, net                                          (29.2)      (25.6)
   Increase in accrued other postretirement
    benefit costs                                               6.1        11.2
   Allowance for equity funds used during construction         (4.2)       (2.9)
  Changes in working capital:
        Accounts receivable                                   (69.8)      (24.2)
        Inventories                                             9.3         1.2
        Underrecovery of fuel cost                            (61.3)      (47.1)
        Accounts payable                                       20.0        13.1
        Accounts payable to associated companies                5.8        (1.0)
        Income taxes payable                                   28.4        52.8
        Accrued other taxes                                    58.2        52.5
        Other                                                  24.7        10.2
  Other operating activities                                  (20.4)        8.3
                                                           ---------   ---------
                                                              404.1       494.7
                                                           ---------   ---------
INVESTING ACTIVITIES:
  Construction expenditures                                  (230.2)     (157.5)
  Allowance for borrowed funds used during construction        (2.7)       (2.6)
  Additions to nonutility property                             (2.3)       (1.5)
  Acquisition of cogeneration facility and
   contract termination costs                                (445.0)         -
  Proceeds from sale of properties                              4.7         4.5
  Other investing activities                                  (17.3)      (24.5)
                                                           ---------   ---------
                                                             (692.8)     (181.6)
                                                           ---------   ---------
FINANCING ACTIVITIES:
  Issuance of long-term debt                                  447.7          -
  Repayment of long-term debt                                 (20.6)      (46.8)
  Decrease in commercial paper with
    long term support                                            -        (65.7)
  Redemption of preferred stock                                  -        (80.9)
  Dividends paid on common stock                             (144.4)     (116.1)
  Equity contributions from parent                               -         12.5
  Increase in short-term debt                                  15.0          -
                                                           ---------   ---------
                                                              297.7      (297.0)
                                                           ---------   ---------
NET INCREASE IN CASH AND EQUIVALENTS                            9.0        16.1
   Beginning cash and equivalents                                -          0.8
                                                           ---------   ---------
ENDING CASH AND EQUIVALENTS                                    $9.0       $16.9
                                                           =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                        $69.9       $66.4
  Income taxes (net of refunds)                               $47.7       $85.7

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
NOTES TO FINANCIAL STATEMENTS

1) On November 21, 1996, the Board of Directors of Florida Progress Corporation ("Florida Progress") declared a spin-off distribution to common shareholders of record on December 5, 1996, of the common shares of Echelon International Corporation ("Echelon"). Echelon comprised Florida Progress' lending, leasing and real estate operations. As a result of the spin-off, the former operations of Echelon are shown as discontinued operations in the accompanying Consolidated Statements of Income for the three and nine months ending September 30, 1996. Net assets of Echelon as of December 18, 1996, the date of the spin-off, were $194.5 million. This amount has been charged against Florida Progress' retained earnings in the accompanying December 31, 1996 Consolidated Balance Sheet to reflect the distribution of Echelon common shares. As used in this Form 10-Q, the term Florida Progress includes its consolidated subsidiaries unless otherwise indicated.

2) As ordered by the Florida Public Service Commission ("FPSC"), Florida Power Corporation ("Florida Power") is in the final year of conducting a three-year test of residential revenue decoupling which began in January 1995. The difference between target revenues and actual revenues is included as a current asset or current liability on the accompanying Balance Sheet. Revenue decoupling increased residential revenues by $1.3 million and $13.5 million for the three months and nine months ended September 30, 1997, respectively. For the three month period ended September 30, 1996, revenue decoupling increased residential revenues by $6.0 million and for the nine month period ended September 30, 1996, revenue decoupling decreased residential revenues $7.3 million.

3) The Tiger Bay cogeneration facility was purchased by Florida Power for $445 million on July 15, 1997. Tiger Bay was Florida Power's largest cogeneration power supplier, representing more than 20% of the capacity received from qualifying facilities. In accordance with the FPSC stipulation order approving the purchase, $75 million of the purchase price has been included in rate base, which is classified as Electric Plant in Service on the accompanying Balance Sheets. Florida Power will absorb the non-fuel operating costs of the facility in existing base rates. The remaining $370 million of the purchase price is considered a regulatory asset, which is reported as Deferred Purchased Power Contract Termination Costs in the Other Assets section of the accompanying Balance Sheets. The regulatory asset will be amortized using revenues collected under the fuel adjustment clause as if the purchase power agreements related to the facility were still in effect, less the actual fuel costs and the related debt interest expense. This will continue until the regulatory asset is fully amortized. Florida Power has the option to accelerate the amortization. Florida Power has petitioned the Federal Energy Regulatory Commission ("FERC") for the authority to amortize the wholesale portion of the regulatory asset over a period consistent with that allowed by the FPSC. Management believes its petition will be approved by FERC.

4)       CONTINGENCIES

         PURCHASED POWER COMMITMENTS

         The purchased power contracts between Florida Power and qualifying facilities employ separate pricing methodologies for capacity payments and energy payments. Florida Power has interpreted the pricing provision in these contracts to allow it to pay an as-available energy price rather than a higher firm energy price when the avoided unit upon which the applicable contract is based would not have been operated.

         Four cogenerators, Pasco Cogen, Ltd. ("Pasco"), Lake Cogen, Ltd, ("Lake"), Orlando Cogen, Limited ("Orlando"), and Metropolitan Dade County and Montenay Power Corp. ("Metro-Dade"), filed separate suits against Florida Power in disputes over the contract payment terms. Florida Power entered into settlement agreements with Pasco, Lake and Orlando. The agreements with Pasco and Orlando have been approved by the FPSC and the litigation has been dismissed. On September 23, 1997, the FPSC reversed its original decision and voted to deny Florida Power's request to approve the Lake settlement. Florida Power is awaiting the FPSC's written order to determine the courses of action available.

         In July 1997, the FPSC decided to review its approval of several cogeneration settlement agreements. The FPSC action was precipitated by the disclosure by Florida Power to the FPSC that a Florida Power employee who had been involved in cogeneration matters before the FPSC had recently become engaged to be married to a former FPSC staff attorney who had participated in the same matters on behalf of the FPSC. The FPSC decided to review the Pasco settlement and the pending buyout of the last ten years of a contract with Orlando in a docket separate from the Orlando settlement agreement, to determine whether there was any bias in the information that was presented by the staff attorney to the FPSC. The FPSC also decided to reconsider the Lake settlement agreement on a number of issues, including the conflict of interest issue discussed above. On August 18, 1997, the FPSC determined that the conflict did not bias its actions in any of these three proceedings.

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

         Florida Power is a member of the Nuclear Electric Insurance, Ltd. ("NEIL"), an industry mutual insurer, which provides business interruption and extra expense coverage in the event of a major accidental outage at a covered nuclear power plant. Florida Power is subject to a retroactive premium assessment by NEIL under this policy in the event loss experience exceeds NEIL's available surplus. Florida Power's present maximum share of any such retroactive assessment is $2.5 million per policy year.

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

         Florida Power and former subsidiaries of Florida Progress, whose properties were sold in prior years, have been identified by the Environmental Protection Agency ("EPA") as potentially responsible parties ("PRPs") at certain sites, including a coal gasification plant site in Sanford, Florida ("Sanford site") that Florida Power previously owned and operated. Liability for the cleanup costs of those sites is joint and several. In reference to the Sanford site, four other parties have also been identified as PRPs. On July 11, 1997, the EPA sent a general and special notice letter which advised Florida Power and others that the EPA has documented the release or threatened release of hazardous substances, pollutants, or contaminants from the Sanford site. The EPA investigation concluded that such release or threatened release includes the site itself and downgradient contamination in sediment through an unnamed tributary for storm water drainage flowing through Cloud Branch Creek into Lake Monroe at the confluence of the Creek and Lake Monroe. Further, the EPA advised Florida Power of its potential liability for cleanup under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The EPA established a 60-day moratorium beginning July 18, 1997 on further response activities, which was subsequently extended to 90 days, pending the PRPs' submission of a good faith offer to conduct a remedial investigation and feasibility study ("RI/FS"). The submission was made to the EPA on October 20, 1997. If accepted by the EPA, this study will be embodied in an administrative order on consent and allow the PRPs to perform and finance cleanup activities at the site under the guidance of the EPA. The PRPs have reached tentative agreement on allocation shares and to fund the RI/FS up to $1.5 million. Florida Progress' share represents 40% of the total. Additional contributions for subsequent clean-up costs are being negotiated among the PRPs.

         In addition to those designated sites, there are other sites where affiliates may be responsible for additional environmental cleanup.

         Florida Progress believes that its subsidiaries will not be required to pay a disproportionate share of the costs for cleanup of any of these sites. Florida Progress' best estimates indicate that its proportionate share of liability for cleaning up all sites, including the Sanford site, ranges from $3.7 million to $5.4 million. Florida Progress has reserved $4.7 million against these potential costs.

         AGE DISCRIMINATION SUIT - Florida Power and Florida Progress have been named defendants in an age discrimination lawsuit involving 116 former Florida Power employees and one current employee. While no dollar amount was requested, each plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys' fees. In October 1996, the court approved an agreement to provisionally certify this case as a class action suit under the Age Discrimination in Employment Act. Estimates of the potential liability associated with this lawsuit remain pending until the final decision on whether to certify the case as a class action suit has been made. A decision is not expected until 1998.

         MID-CONTINENT LIFE INSURANCE COMPANY - On April 14, 1997, the Insurance Commissioner of the State of Oklahoma (the "Insurance Commissioner") received approval from the Oklahoma County District Court to temporarily seize control of the operations of Mid-Continent Life Insurance Company ("Mid-Continent"), a wholly owned subsidiary of Florida Progress. On May 23, 1997, the Oklahoma County District Court granted the application of the Insurance Commissioner to place Mid-Continent into receivership. The Insurance Commissioner had alleged that Mid-Continent's reserves were understated by more than $125 million, thus causing Mid-Continent to be statutorily impaired, and further alleged that Mid-Continent had violated Oklahoma law relating to deceptive trade practices in connection with the sale of its "Extra Life" insurance policies. Mid-Continent believes it is not statutorily impaired because the court ruled that it could raise premiums on the insurance policies at issue. On June 18, 1997, Florida Progress filed an appeal with the Oklahoma Supreme Court regarding the decision that Mid-Continent remain in receivership. On June 30, 1997, the Insurance Commissioner filed an appeal with the Oklahoma Supreme Court regarding the district court's decision that Mid-Continent is entitled to raise premiums. Florida Progress is awaiting a ruling from the Oklahoma Supreme Court. On July 10, 1997, the Commissioner of Insurance of the State of Texas entered a cease and desist order prohibiting Mid-Continent from writing any new policies in Texas. The Texas Commissioner cited the lack of permanent management at, and plan of rehabilitation for, Mid-Continent and the alleged reserve deficiency as reasons for the action. Other states, including Florida and California, have also entered cease and desist orders. Texas currently has the largest number of Mid-Continent policy holders.

         Florida Progress believes that its investment in Mid-Continent has been impaired by these proceedings and associated developments, but the amount of impairment cannot currently be estimated. Given that the receivership and the cease and desist order in Texas has resulted in significant adverse publicity for Mid-Continent and has disrupted its business plan for addressing its projected reserve deficiency on its "Extra Life" policies, it is likely that Florida Progress will realize a loss of some or all of its investment in Mid-Continent. Mid-Continent's earnings were $1.9 million for the year ended December 31, 1996, and $.2 million for the nine months ended September 30, 1997. As of September 30, 1997, Florida Progress' equity investment in Mid-Continent was approximately $88.5 million, and its tax basis is significantly less. The Consolidated Balance Sheet at September 30, 1997 includes $257.2 million of marketable securities, $123.7 million of deferred policy acquisition costs and $369.0 million of insurance policy benefit reserves attributable to Mid-Continent.

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

         In accordance with the settlement agreement, effective July 1997, Florida Power ceased any further recovery through its fuel clause of replacement power costs related to the nuclear outage, except as described below. Florida Power has completed a refund of the $16.5 million of replacement power costs already collected through the fuel clause for the period from April 1997 through June 1997, when rates reflected higher replacement power costs.

         Florida Power estimates that it will have incurred approximately $172 million in total system replacement power costs through the end of 1997. In the second quarter of 1997, Florida Power recorded a charge of approximately $70 million for retail replacement power costs incurred from December 1996 through June 1997 that will not be recovered through its fuel adjustment clause. Of the remaining $102 million, Florida Power will recover approximately $39 million through its fuel adjustment clause, when the nuclear plant is returned to service. The remaining $63 million of replacement power costs for the period July through December 1997 will be recorded as a regulatory asset and amortized for a period of up to four years beginning in July 1997. The effect of the amortization on the results of operations is expected to be offset by the suspension of fossil plant dismantlement accruals during the amortization period. If the actual replacement fuel incurred prior to the nuclear unit's return to service were to exceed Florida Power's estimate of $172 million, Florida Power would be required to recognize the additional costs incurred.

         This accounting treatment is consistent with the terms of the above mentioned settlement agreement. The parties to the settlement agreement have agreed not to seek or support any increase or reduction in Florida Power's base rates or the authorized range of its return on equity during the four-year amortization period. The agreement resolves all present and future disputed issues between the parties regarding the extended outage of CR3.

         As of the end of the second quarter of 1997, Florida Power recognized all of the additional $100 million of operation and maintenance costs it expects to incur to return CR3 to service by the end of 1997.

5) In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Florida Progress and Florida Power for the interim periods presented. Results for these interim periods are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the combined Form 10-K of Florida Progress and Florida Power for the year ended December 31, 1996 (the "1996 Form 10-K"), the first quarter 1997 Form 10-Q and in the combined Form 10-Q of Florida Progress and Florida Power for the quarter ended June 30, 1997 (the "second quarter 1997 Form 10-Q").

Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

OPERATING RESULTS

Florida Progress' earnings from continuing operations for the three month period ended September 30, 1997, were $1.05 per share, compared to $1.01 per share for the same period in 1996. Florida Power, Florida Progress' largest operating unit, reported earnings of $.99 per share compared to $.96 per share for the same period last year. The increase is due primarily to increased kilowatt-hour sales resulting from customer growth among residential and commercial customers.

Earnings per share from continuing operations for the nine months ended September 30, 1997 were $1.09 compared to $2.12 for the same period last year. The decrease is due to charges recorded by Florida Power in the second quarter of 1997 equivalent to $1.07 per share for the extended outage of CR3.

Diversified earnings per share from continuing operations were $.06 for the third quarter of 1997, $.01 higher than the same quarter last year. This was due primarily to higher earnings at Electric Fuels Corporation ("Electric Fuels"), resulting from the expansion of its rail services group and improved operations in other energy-related businesses.

For the nine months ended September 30, 1997, diversified earnings per share from continuing operations were $.12, $.04 lower than the same period in 1996, primarily due to lower earnings from Mid-Continent and costs associated with its receivership and related proceedings. Earnings in 1997 were also reduced as a result of the sale by Florida Progress of its eighty percent interest in Advanced Separation Technologies, Inc. ("AST") in the fourth quarter of 1996. In the second quarter of 1996, Florida Progress recorded a loss from discontinued operations of $.26 per share, attributable to the decision to spin-off to its common shareholders the common shares of Echelon International Corporation.


Florida Power - Operating Revenues

Florida Power's operating revenues were $12.2 million (1.8%) and $27.2 million (1.5%) higher for the three and nine month periods ended September 30, 1997, compared to the same periods in 1996. Recoverable fuel revenues, including deferred fuel revenue, were $4.5 million lower for the three month period ended September 30, 1997. This was due to the $16.5 million refund of replacement power costs which were collected from customers in April through June of 1997 and refunded in the third quarter of 1997 in accordance with the FPSC replacement power cost settlement agreement (See Note 4 to the Financial Statements under the heading "Replacement Power Cost Settlement"). Recoverable fuel revenues for the nine month period ended September 30, 1997 were $21.7 million higher as a result of the corresponding increase in fuel and purchased power expenses discussed below.

Since Florida Power does not anticipate any future base rate increases, any future base revenue growth would be the result of growth in customers, usage or both.

Florida Power - Operating Expenses

Fuel and purchased power costs were $11.9 million (4.3%) lower for the three months ended September 30, 1997, compared to the same period in 1996. This decrease was due primarily to the customer refund of replacement power costs discussed above. For the nine months ended September 30, 1997, fuel and purchased power costs were $9.7 million higher (1.4%) than the same period in 1996 due to increased capacity payments.

Generally, Florida Power recovers substantially all of its fuel and purchased power costs through a FPSC ordered fuel adjustment clause, thereby eliminating any significant impact on net income. However, in June 1997, Florida Power recorded a $70 million charge for replacement power costs resulting from the extended outage of CR3. These costs were incurred from December 1996 through June 1997 and will not be recovered through its fuel adjustment clause. (See
Note 4 to the Financial Statements, under the heading "Replacement Power Cost Settlement"). If the actual replacement fuel incurred prior to the nuclear unit's return to service were to exceed Florida Power's estimate of $172 million, Florida Power would be required to recognize the additional costs incurred.

Other operation and maintenance expenses, excluding the impact of the extended outage, for the three months ended September 30, 1997, were $.4 million lower than the same period in 1996, despite approximately $.8 million of additional operating and maintenance costs related to the Tiger Bay facility. The purchase of the cogeneration facility, which was approved by the FPSC on May 19, 1997, was completed on July 15, 1997. (See Note 3 to the Financial Statements). Operating and maintenance costs increased $14.4 million (4.7%) for the nine months ended September 30, 1997 compared to the same period last year. The increase was primarily due to planned fossil plant outages and additional expenditures for service reliability programs.

Additional operating and maintenance costs associated with CR3 are estimated to be $100 million for 1997, and have been reflected in the utility's operating results. Florida Power expects to remain within its $100 million forecast for 1997 incremental nuclear operating and maintenance costs.

Depreciation and amortization expense was $4.1 million (5.5%) higher for the three months ended September 30, 1997, compared to the same period last year. This increase was due primarily to the amortization of the deferred contract termination costs incurred with the purchase of the Tiger Bay cogeneration facility. (See Note 3 to the Financial Statements). For the nine months ended September 30, 1997, depreciation and amortization expense was $14.2 million (5.9%) lower than the same period in 1996. This was due to the write-off of two oil-fired plants (Higgins and Turner) and the amortization of a transmission line project in 1996.

Florida Power - Purchased Power

Costs associated with purchased power contracts with qualifying facilities raised Florida Power's system average cost for generation in 1996 and 1997. As previously discussed, Florida Power has been seeking ways to mitigate the impact of these escalating payments. Florida Power had negotiated settlements with three cogenerators, Pasco, Lake, and Orlando. In July 1997, the FPSC decided to review the Pasco, Lake and Orlando buyouts, a docket separate from the Orlando settlement agreement, cogeneration proceedings regarding a conflict of interest on the part of a former FPSC staff attorney involved with the cases. See Note 4 to the Financial Statements entitled "Contingencies - Purchased Power Commitments" and Part II, Item 1 "Legal Proceedings".

In May 1997, the FPSC approved Florida Power's purchase of the 220-megawatt Tiger Bay cogeneration facility located in Ft. Meade, Florida. This purchase terminated the related purchase power contracts and allowed Florida Power to record a regulatory asset of approximately $370 million and add $75 million to its rate base.

Florida Power - Nuclear Operations

In September 1996, Florida Power shut down its CR3 nuclear plant to fix a broken oil pipe in the main turbine. CR3 has remained offline to address certain design issues related to the plant's back-up safety systems.

CR3 is on schedule to restart in December 1997. While CR3 remains on the NRC's Watch List, the NRC staff has expressed satisfaction with the major accomplishments that have been made on restart activities. These include completing the discovery phase of the System Readiness Review for 105 systems, with more than 90 turned over to operations as of mid-October, finding a small number of plugged tubes in the steam generator tube inspection, and reducing the corrective maintenance backlog below restart goal levels.

The NRC is planning to conduct an operational safety team inspection that is scheduled to begin in early December, 1997. Florida Power expects this to be the last major inspection before restart. The start up to full power will require several weeks.

Florida Progress Diversified Operations

Florida Progress' diversified revenues were $31.3 million and $57.1 million higher for the three and nine months ended September 30, 1997, compared to the same period last year. The increases were due primarily to an acquisition in the third quarter of 1996 by the rail services group of Electric Fuels. Revenues from expanding operations at the inland marine transportation group also contributed to the increases over last year for both periods. Higher diesel fuel costs and increased operating expenses associated with flood conditions during the first quarter of 1997 impacted year to date operating results at Electric Fuels, when compared to 1996, despite improved second and third quarter results in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

Florida Power budgeted $372 million, excluding allowance for funds used during construction, for its 1997 construction program, of which $224.8 million was spent during the first nine months of the year. Those expenditures were financed primarily with funds from operations. Nuclear capital expenditures for 1997 could range between $30 to $45 million higher than the original budget because of CR3 modifications. Florida Power anticipates using debt financing to fund those additional capital expenditures.

Florida Power's ratio of earnings to fixed charges was 2.94 for the twelve months ended September 30, 1997. (See Exhibit 12 filed herewith).

"SAFE HARBOR" STATEMENT UNDER
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward looking statements, including projections regarding the date by which CR3 is expected to be returned to service; the total operating and maintenance costs that will be attributable to the nuclear outage; the future recovery of replacement power costs associated with the outage; the offsetting of certain amortization effects by the suspension of fossil plant dismantlement accruals; the use of debt financing to fund nuclear capital expenditures; the proportionate liability for cleaning up certain environmental sites; and the effect of certain legal proceedings on the operations of Mid-Continent and Florida Progress' investment therein.

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

Key factors that have a direct impact on the ability to attain these projections include various factors that could impact the successful execution of Florida Power's nuclear plant restart plan, such as regulatory approvals, timely completion of scheduled work by Florida Power and outside contractors and the timely delivery of parts and materials; the ability to offset the effect of the amortization of the replacement power costs regulatory asset; the actions of the FPSC and other regulatory bodies; the success of cost containment efforts; and the efficient operation of Florida Power's existing and future generating units. In addition, in developing certain forward-looking statements, Florida Progress and Florida Power have made certain assumptions relating to productivity improvements, the lack of unforeseen new nuclear plant modifications that could extend the outage beyond 1997, and the lack of disruption to markets.

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

        See prior discussion of these matters in the second quarter 1997 Form 10-Q, Part II, Item 1, Paragraph 1, the first quarter 1997 Form 10-Q,
        Part II, Item 1, paragraph 1, and in the 1996 Form 10-K, Item 3, paragraphs 2, 3 and 4. On July 8, 1997, Florida Power filed a Notice of Conflict of Interest in Docket No. 961477-EQ, notifying the FPSC of a possible conflict of interest involving a Florida Power employee and a former FPSC staff attorney ("staff attorney") who both worked on this docket during a period in which they had a personal relationship. After the notice was filed, the FPSC initiated a review of the various Florida Power cases on which the staff attorney had worked. On July 15, 1997, the FPSC decided to review the Pasco and Orlando buyout dockets to determine if any bias had occurred. Also on July 15, the FPSC determined to reconsider the Lake cogeneration matter on the merits, including a review with respect to the conflict of interest issue. On August 18, 1997, the FPSC determined that the conflict did not bias its actions in any of these proceedings. On September 23, 1997, the FPSC voted to deny Florida Power's request to approve the Lake Settlement. See Note 4 to the Financial Statements under "Contingencies - Purchased Power Commitments" herein.

2. In re: Lake Interest Holdings, Inc. v. Lake Cogen, Ltd., NCP Lake Power, Inc., Lake Investment, LP. and Florida Power Corporation. Circuit Court of the Fifth Judicial Court for Lake County, Florida, Case No. 97-549-CA-01.

        See prior discussion of this matter in the 1996 Form 10-K, Item 3, paragraph 3. In June 1997, voluntary dismissal was filed with the court and the case was terminated. This concludes this matter for reporting purposes.

3. In re: Standard Offer Contract for the purchase of firm capacity and energy from a qualifying facility between Panda-Kathleen, L.P. and Florida Power Corporation, FPSC Docket No. 950110-EI.

        See prior discussion of this matter in the 1996 Form 10-K, Item 3, paragraph 6. On September 18, 1997, the Florida Supreme Court issued an opinion denying Panda-Kathleen L.P.'s appeal and upholding the FPSC's decision in all respects. On October 3, 1997, Panda-Kathleen L.P. filed with the Florida Supreme Court a motion for rehearing requesting the court to reconsider its decision and a motion for abatement requesting the court to relinquish jurisdiction to allow the FPSC to determine whether a relationship between a Florida Power employee and a former FPSC staff attorney (see discussion in the second quarter 1997 Form 10-Q, Part II, Item 1, paragraph 1) improperly affected the FPSC's April 1996 decision that is the subject of Panda L.P.'s appeal. The Supreme Court is expected to rule on these motions in the first quarter of 1998.

4. Florida Power Corp. v. United States, United States Court of Federal Claims, Case No. 96-702C.

        See prior discussion in the second quarter 1997 Form 10-Q, Part II, Item 1, paragraph 10, and the 1996 Form 10-K, Item 3, paragraph 10. On May 6, 1997, the U.S. Court of Appeals for the Federal Circuit ruled against Yankee Atomic and on August 15, 1997 denied Yankee Atomic's request for rehearing "en banc" of the court's decision.

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

        See prior discussion of this matter in the 1996 Form 10-K, Item 3, paragraph 5 and 6. In August 1997, the Dade County Court denied cross motions for summary judgment filed by Metropolitan Dade County and Montenay Power Corp. and Florida Power. No court schedule has as yet been set in the State court case. The current schedule established by the federal court contemplates a trial commencing in October 1998.

6.      Sanford Gasification Plant Site, Sanford, Florida

        See prior discussion in this matter in the second quarter 1997 Form 10-Q, Part II, Item 1, paragraph 11 and the 1996 Form 10-K, Item 3, paragraph 13. The EPA granted a 30-day extension to the PRPs to file a good faith offer to conduct a RI/FS. The submission was made to the EPA on October 20, 1997. If accepted by the EPA, the RI/FS study will be embodied in an administrative order on consent and allow the PRPs to perform and finance cleanup activities at the site under the guidance of the EPA. The PRPs have reached a tentative agreement on allocation of costs and to fund the RI/FS and subsequent remedial work for up to $1.5 million. Additional contributions for subsequent clean-up costs are being negotiated among the PRPs. See Note 4 to the Financial Statements under the heading "Contaminated Site Cleanup" herein.

7. In re: Petition of IMC-Agrico Company for a Declaratory Statement Confirming Non-Jurisdictional Nature of Planned Self-Generation, Florida Public Service Commission, Docket No. 971313-EI.

        In re: Petition of Duke Mulberry Energy, L.P., and IMC-Agrico Company for a Declaratory Statement Concerning Eligibility To Obtain Determination of Need Pursuant to Section 403.519, Florida Statutes, Florida Public Service Commission, Docket No. 971337-EI.

        IMC-Agrico Company and Duke Energy Power Services announced their intention to construct, own and operate a natural gas-fired combined cycle power plant with a capacity of between 240 and 750 megawatts. A portion of the plant's capacity would be used in IMC-Agrico's operations. The remainder of the plant's output would be sold to wholesale customers by an affiliate of Duke Energy. IMC-Agrico is currently a retail customer of Florida Power. IMC-Agrico has filed a petition for a declaratory statement with the FPSC for an order that its proposed ownership and operation of an interest in the plant will constitute self-generation and not render it a public utility subject to regulation by the FPSC. Duke Mulberry Energy, L.P. and IMC-Agrico have also filed a petition for a declaratory statement with the FPSC for an order that they are entitled to apply for a determination of need under the Florida Electrical Power Plant Siting Act or that no determination of need is required for their proposed combination of self-generation and merchant plant project. Florida Power intends to intervene in these proceedings.


Item 5.  Other Information.

1. On September 8, 1997, Florida Progress, Cinergy Corporation of Cincinnati, Ohio and New Century Energies of Denver, Colorado formed a new joint venture, Cadence Network, LLC, which will be based in Cincinnati, Ohio. Cadence will provide single-source energy management services and products designed to lower energy costs for national companies that operate in multiple locations across the country. Each of the three owners have a one-third interest in the venture. As of September 30, 1997, Florida Progress has made a $2.3 million equity investment in Cadence.

2. On September 24, 1997, Electric Fuels purchased its partner's 50% interest of an underground coal mining complex in southeastern Kentucky and southwestern Virginia. (See the 1996 Form 10-K, Part I, Item 2 Properties - Diversified Operations - Electric Fuels.)

3.      On October 28, 1997, Florida Power announced the appointment of Roy
        A. Anderson as head of the Energy Supply business unit. Mr. Anderson, Florida Power's senior nuclear officer, will replace John Hancock who will be retiring as Senior Vice President in charge of Energy Supply, effective January 1, 1998, after 30 years of service with Florida Power. Florida Power's Energy Supply group will then include all of Florida Power's fossil and nuclear generation assets, Power Marketing and Purchased Power Resources.


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

     (b) Reports on Form 8-K:

                  During the third quarter 1997, Florida Progress and Florida Power filed the following reports on Form 8-K:

                  Form 8-K dated July 15, 1997, reporting under Item 5 "Other Events" the second quarter earnings for 1997.

           In addition, Florida Progress and Florida Power filed the following report on Form 8-K subsequent to the third quarter 1997:

                  Form 8-K dated October 16, 1997, reporting under Item 5 "Other Events" the third quarter earnings for 1997.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of each of the undersigned on behalf of each listed company shall be deemed to relate only to matters having reference to such company.

                                               FLORIDA PROGRESS CORPORATION

                                               FLORIDA POWER CORPORATION


Date: November 12, 1997                          /s/ John Scardino, Jr.
                                               -----------------------------
                                                 John Scardino, Jr.
                                                 Vice President and Controller



Date: November 12, 1997                         /s/ Jeffrey R. Heinicka
                                               -----------------------------
                                                 Jeffrey R. Heinicka
                                                 Senior Vice President and
                                                 Chief Financial Officer

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