Form 10-K
period 1997-12-31
FLORIDA PROGRESS CORP; FLORIDA POWER CORP /
filed 1998-03-19
CIK 357261, 37637

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
                                         OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from                    to

                 Exact name of each Registrant as specified in  I.R.S. Employer
  Commission     its charter, state of incorporation, address   Identification
   File No.      of principal executive offices, telephone          Number
--------------   ----------------------------------------------  ---------------

   1-8349        FLORIDA PROGRESS CORPORATION                       59-2147112
                 A Florida Corporation
                 One Progress Plaza
                 St. Petersburg, Florida 33701
                 Telephone (813) 824-6400

   1-3274        FLORIDA POWER CORPORATION                          59-0247770
                 A Florida Corporation
                 3201 34th Street South
                 St. Petersburg, Florida 33711
                 Telephone (813) 866-5151

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
            Title of each class                    on which registered
   --------------------------------------         ----------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of Florida Progress Corporation as of December 31, 1997 was $3,743,134,026 (determined by subtracting the number of shares held by directors and executive officers of Florida Progress Corporation from the total number of shares outstanding, then multiplying the difference times the closing sale price from the New York Stock Exchange Composite Transactions).

The aggregate market value of the voting stock held by non-affiliates of Florida Power Corporation as of February 28, 1998 was $-0-. As of February 28, 1998, there were issued and outstanding 100 shares of Florida Power Corporation's common stock, without par value, all of which were held, beneficially and of record, by Florida Progress Corporation.

The number of shares of Florida Progress Corporation common stock without par value outstanding as of December 31, 1997 was 97,062,954.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for Florida Progress Corporation dated March 12, 1998, relating to the 1998 Annual Meeting of Shareholders, are incorporated by reference in Part III hereof.

                          ----------------------------

This combined Form 10-K represents separate filings by Florida Progress Corporation and Florida Power Corporation. Florida Power Corporation makes no representations as to the information relating to Florida Progress Corporation's diversified operations.










                       [THIS SPACE INTENTIONALLY BLANK]

                                TABLE OF CONTENTS
                                                                       -Page-
                                                                       -------

PART I.

     Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . .   6
     Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . .  15
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . .  19
     Item 4.   Submission of Matters to a Vote of
                Security Holders . . . . . . . . . . . . . . . . . . .  26

PART II.

     Item 5.   Market for the Registrants' Common Equity
                 and Related Stockholder Matters . . . . . . . . . . .  27
     Item 6.   Selected Financial Data . . . . . . . . . . . . . . . .  28
     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . .  29
     Item 7a.  Quantitative and Qualitative Disclosures About
                 Market Risks. . . . . . . . . . . . . . . . . . . . .  41
     Item 8.   Financial Statements and Supplementary Data . . . . . .  42
                 Combined Report of Independent Certified Public
                   Accountants . . . . . . . . . . . . . . . . . . . .  42
                 Consolidated Financial Statements of Florida Progress  43
                 Financial Statements of Florida Power . . . . . . . .  48
                 Combined Notes to the Financial Statements. . . . . .  53
                 Quarterly Financial Data (unaudited). . . . . . . . .  73
     Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure . . . . . . . . .  73

PART III.

     Item 10.  Directors and Executive Officers of the Registrants . .  74
     Item 11.  Executive Compensation. . . . . . . . . . . . . . . . .  76
     Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management. . . . . . . . . . . . . . . . . . . . . .  80
     Item 13.  Certain Relationships and Related Transactions. . . . .  81

PART IV.

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K. . . . . . . . . . . . . . . . . . . . . .  81

     Signatures - Florida Progress Corporation . . . . . . . . . . . .  87
     Signatures - Florida Power Corporation. . . . . . . . . . . . . .  89

     Financial Statement Schedules . . . . . . . . . . . . . . . . . .  91

                                     GLOSSARY

     When used herein, the following terms will have the meanings indicated:

       TERM                                   MEANING

1935 Act. . . . . . . . . . . . .Public Utility Holding Company Act of 1935
APB . . . . . . . . . . . . . . .Accounting Principles Board
AST . . . . . . . . . . . . . . .Advanced Separation Technologies, Incorporated
Btu . . . . . . . . . . . . . . .British thermal units
CAAA. . . . . . . . . . . . . . .Clean Air Act Amendments of 1990
Calgon. . . . . . . . . . . . . .Calgon Carbon Corporation
CERCLA or Superfund . . . . . . .Comprehensive Environmental Response
                                   Compensation and Liability Act
Commissioner. . . . . . . . . . .Insurance Commissioner of the State of Oklahoma
CR3 . . . . . . . . . . . . . . .Florida Power's nuclear generating plant,
                                   Crystal River Unit No. 3
Dade. . . . . . . . . . . . . . .Metropolitan Dade County
DOE . . . . . . . . . . . . . . .United States Department of Energy
Echelon . . . . . . . . . . . . .Echelon International Corporation
Electric Fuels. . . . . . . . . .Electric Fuels Corporation
EMF . . . . . . . . . . . . . . .electromagnetic fields, or electric and magnetic fields
EPA . . . . . . . . . . . . . . .United States Environmental Protection Agency
EPA of 1992 . . . . . . . . . . .Energy Policy Act of 1992
EPS . . . . . . . . . . . . . . .Earnings per share
FASB. . . . . . . . . . . . . . .Financial Accounting Standards Board
FDEP. . . . . . . . . . . . . . .Florida Department of Environmental Protection
FERC. . . . . . . . . . . . . . .Federal Energy Regulatory Commission
Financial Statements. . . . . . .Florida Progress' Consolidated Financial
                                   Statements  and  Florida  Power's   Financial
                                   Statements, for the year ended December 31, 1997 contained under Item 8 herein
Florida Power . . . . . . . . . .Florida Power Corporation
Florida Progress. . . . . . . . .Florida Progress Corporation
FPSC. . . . . . . . . . . . . . .Florida Public Service Commission
FRCC. . . . . . . . . . . . . . .Florida Reliability Coordinating Council
Georgia Power . . . . . . . . . .Georgia Power Company
KV. . . . . . . . . . . . . . . .kilovolts
KVA . . . . . . . . . . . . . . .kilovolt amperes
KWH . . . . . . . . . . . . . . .kilowatt hours
Lake. . . . . . . . . . . . . . .NCP Lake Power, Inc.
LTIP. . . . . . . . . . . . . . .Florida Progress Long-Term Incentive Plan
MD&A. . . . . . . . . . . . . . .Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
MEMCO . . . . . . . . . . . . . .MEMCO Barge Line, Inc.
MICP. . . . . . . . . . . . . . .Management Incentive Compensation Plan
Mid-Continent . . . . . . . . . .Mid-Continent Life Insurance Company
Montenay. . . . . . . . . . . . .Montenay Power Corporation
MW. . . . . . . . . . . . . . . .megawatts
NEIL. . . . . . . . . . . . . . .Nuclear Electric Insurance Limited
NERC. . . . . . . . . . . . . . .North American Electric Reliability Council
NRC . . . . . . . . . . . . . . .United States Nuclear Regulatory Commission
NWPA. . . . . . . . . . . . . . .Nuclear Waste Policy Act
OCL . . . . . . . . . . . . . . .Orlando Cogen Limited, Ltd.
PAA . . . . . . . . . . . . . . .Proposed Agency Action
PCBs. . . . . . . . . . . . . . .polychlorinated biphenyls
Progress Capital. . . . . . . . .Progress Capital Holdings, Inc.
Progress Credit . . . . . . . . .Progress Credit Corporation
Progress Packaging. . . . . . . .Progress Packaging Corporation
Progress Rail . . . . . . . . . .Progress Rail Services Corporation
Proxy Statement . . . . . . . . .The definitive proxy statement dated March 12,
                                   1998, relating to Florida Progress' 1998
                                   Annual Meeting of Shareholders
PRP . . . . . . . . . . . . . . .potentially responsible party, as defined in
                                   CERCLA

PURPA . . . . . . . . . . . . . .Public Utility Regulatory Policies Act of 1978
QFs . . . . . . . . . . . . . . .qualifying facilities
RI/FS . . . . . . . . . . . . . .Remedial Investigation and Feasibility Study
Sanford site. . . . . . . . . . .gasification plant site, Sanford, Florida
SBUs. . . . . . . . . . . . . . .Strategic Business Units
SEC . . . . . . . . . . . . . . .United States Securities and Exchange
                                   Commission
Seminole. . . . . . . . . . . . .Seminole Electric Cooperative, Inc.
SERP. . . . . . . . . . . . . . .Florida Progress Corporation Supplemental
Executive Retirement Plan
SOP . . . . . . . . . . . . . . .Statement of Position issued by American
                                  Institute of Certified Public Accountants
SNF . . . . . . . . . . . . . . .spent nuclear fuel
the nuclear plant . . . . . . . .Florida Power's nuclear generating plant,
                                   Crystal River Unit No. 3
the utility . . . . . . . . . . .Florida Power Corporation

                                   PART I

ITEM 1.  BUSINESS
                              FLORIDA PROGRESS

Florida Progress Corporation ("Florida Progress," which term includes consolidated subsidiaries unless otherwise indicated), is a diversified electric utility holding company. Florida Progress' revenues for the year ended December 31, 1997 were $3.3 billion and assets at year end were $5.8 billion. Its principal executive offices are located at One Progress Plaza, St. Petersburg, Florida 33701, telephone number (813) 824-6400. The Florida Progress home page on the Internet's World Wide Web is located at http://www.fpc.com. Florida Progress was incorporated in Florida on January 21, 1982.

Florida Progress defines its principal business segments as utility and diversified operations. Florida Power Corporation ("Florida Power" or "the utility"), Florida Progress' largest subsidiary, is the utility segment and encompasses all regulated public utility operations. See Item 1 "Business Utility Operations - Florida Power". Progress Capital Holdings, Inc. ("Progress Capital") is the downstream holding company for Florida Progress' diversified subsidiaries which consolidates the financing of non-utility operations. The diversified operations segment includes Electric Fuels Corporation ("Electric Fuels"), an energy and transportation company. For information concerning the operating profit and assets attributable to the business segments, see Note 8 to Florida Progress' consolidated financial statements and Florida Power's financial statements for the year ended December 31, 1997 contained herein under
Item 8 (the "Financial Statements").

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

Florida Progress is a public utility holding company under the Public Utility Holding Company Act of 1935 ("1935 Act"). Florida Progress is exempt from registration with the United States Securities and Exchange Commission ("SEC") under the 1935 Act and attendant regulation because its utility operations are primarily intrastate.

                    UTILITY OPERATIONS - FLORIDA POWER

Florida Power was incorporated in Florida in 1899, and is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity. Florida Power has a system generating capacity of 7,717 megawatts ("MW"). In 1997, the utility accounted for 74% of Florida Progress' consolidated revenues and 85% of its assets. Florida Power contributed $134.4 million to Florida Progress' earnings after the reduction for nuclear outage costs.

Florida Power provided electric service during 1997 to an average of 1.3 million customers in west central Florida from its headquarters in St. Petersburg. The service area covers approximately 20,000 square miles and includes the densely populated areas around Orlando, as well as the cities of St. Petersburg and Clearwater. Of Florida Power's 1997 electric revenues billed, approximately 55% were derived from residential sales, 24% from commercial sales, 9% from industrial sales, 6% from other retail sales and 6% from wholesale sales. Important industries in the territory include phosphate and rock mining and processing, electronics design and manufacturing, and citrus and other food processing. Other important commercial activities are tourism, health care, construction and agriculture.

COMPETITION

Florida Power continued to prepare for increased competition in the electric utility industry. In 1996, the utility began the transition to a strategic business unit organization, and in 1997 continued to redefine Florida Power along functional lines. By dividing the organization into three Strategic Business Units ("SBUs"), the electric generation, transmission and distribution, and marketing operations are given the opportunity to more closely focus their attention on the needs of their respective future customers while still meeting today's needs. In 1997, the evolution to the SBU structure was complemented by the start of a corporate-wide management effort called Reinvention. Reinvention focuses on redefining work procedures and improving processes to be more cost effective, while pursuing new opportunities to increase profits.

For additional  information with respect to Florida Power and  competition,  see
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Operating Results - Florida Power Corporation "Utility Competition - Industry Restructuring".

FUEL AND PURCHASED POWER

GENERAL: Florida Power's consumption of various types of fuel depends on several factors, the most important of which are the demand for electricity by Florida Power's customers, the availability of various generating units, the availability and cost of fuel, and the requirements of federal and state regulatory agencies. Florida Power's energy mix for the last three years is presented in the following table:

                           ENERGY MIX PERCENTAGES*

                 Fuel Type            1997   1996   1995
                 ---------            ----   ----   ----
                 Coal                  45%    43%    39%
                 Oil                   18%    16%    12%
                 Nuclear                0%     6%    19%
                 Gas                    6%     3%     4%
                 Purchased Power       31%    32%    26%

* See "NUCLEAR" below for information regarding an extended outage at Florida Power's nuclear generating plant beginning in September 1996 and continuing until February 1998.

Florida Power is permitted to pass the cost of recoverable fuel and purchased power to its customers through fuel adjustment clauses. In June 1997, Florida Power reached an agreement with the Florida Public Service Commission ("FPSC") regarding costs related to the extended nuclear outage. (See Notes 1 and 9 to the Financial Statements).

The future prices for and availability of various fuels discussed in this report cannot be predicted with complete certainty. However, Florida Power believes that its fuel supply contracts, as described below, will be adequate to meet its fuel supply needs.

Florida Power's average fuel costs per million British thermal units ("Btu") for each year of the five-year period ended December 31, 1997 were as follows:

                                   AVERAGE FUEL COST
                                   (per million Btu)

                                1997    1996   1995    1994    1993

             Coal              $1.91   $1.91   $1.93   $1.96   $1.96
             Oil                2.75    2.80    2.70    2.39    2.49
             Nuclear              --     .50     .49     .55     .54
             Gas                2.87    2.78    1.98    2.46    4.27
             Weighted Average   2.24    2.04    1.69    1.75    1.79

OIL AND GAS: Oil is purchased under contracts and in the spot market from several suppliers. The cost of Florida Power's oil is determined by world market conditions. Management believes that Florida Power has access to an adequate supply of oil for the reasonably foreseeable future. Florida Power's natural gas supply is purchased under firm contracts and in the spot market from numerous suppliers and is delivered under firm, released firm and interruptible transportation contracts. Florida Power believes that existing contracts for oil are sufficient to cover its requirements when natural gas transmission that is purchased on an interruptible basis is not available.

NUCLEAR: Florida Power has one nuclear generating plant, Crystal River Unit No. 3 ("CR3" or "the nuclear plant"). After completing a record performance in 1995 by achieving a capacity factor of 100%, CR3 was shut down for much of 1996 and all of 1997. Beginning in February 1996, the plant underwent a scheduled refueling outage that lasted until May 1996, when the plant returned to service. In September 1996, an oil pressure problem in the main turbine forced the plant to shut down until repairs could be made. After the repairs were completed in October, the plant remained down while certain backup safety system design issues were addressed. CR3 returned on-line in February 1998. For more information regarding the outage, see Item 7 "MD&A - Operating Results - Florida Power Corporation Extended Nuclear Outage Costs" and Note 9 to the Financial Statements.

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

Spent nuclear fuel ("SNF") is stored at CR3 pending disposal under a contract with the United States Department of Energy ("DOE"). (See Note 4 to the Financial Statements.) At the present time, Florida Power has facilities on site for the temporary storage of SNF generated through the year 2010.

COAL: Florida Power anticipates a requirement of approximately 5,800,000 tons of coal in 1998. Current environmental regulations limit sulfur content, at 12,000 Btu per pound, to 1.2% for Crystal River Unit Nos. 1 and 2, and 0.7% for Unit Nos. 4 and 5. Most of the coal is expected to be supplied from the Appalachian coal fields of the United States. Approximately two-thirds of the coal is expected to be delivered by rail and the remainder by barge. The coal is supplied by Electric Fuels pursuant to contracts between Florida Power and Electric Fuels.

For 1998, Electric Fuels has long-term contracts with various sources for approximately 60% of the coal requirements of Florida Power's coal units. These long-term contracts have price adjustment provisions. Electric Fuels expects to acquire the remainder in the spot market and under short-term contracts. Electric Fuels does not anticipate any problem obtaining the remaining Florida Power requirements with short-term contracts and in the spot market. (See Note 11 to the Financial Statements.)

PURCHASED POWER: Florida Power, along with other Florida utilities, buys and sells economy power through the Florida energy brokering system. In addition, Florida Power has long-term contracts for the purchase of approximately 465 MW of purchased power with other utilities, including a contract with The Southern Company for approximately 400 MW. Also, Florida Power has entered into purchased power contracts with certain qualifying facilities ("QFs") for 946 MW of capacity, of which 831 MW have been completed and are currently operating. The capacity currently available from QFs represents about 9% of Florida Power's total system capacity. The purchased power component was reduced in 1997 primarily through the purchase of the Tiger Bay Cogeneration Facility. See Item 2 "Properties - Utility Operations", Item 7 "MD&A - Fuel and Purchased Power" and Note 11 to the Financial Statements.

REGULATORY MATTERS AND FRANCHISES

Florida Power is subject to the jurisdiction of the FPSC with respect to retail rates, customer service, planning, construction of facilities, accounting, issuance of securities and other matters. In addition, Florida Power is subject to regulation by the Federal Energy Regulatory Commission ("FERC") with respect to transmission and sales of wholesale power, accounting and certain other matters. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service plus a reasonable rate of return on its equity. Increased competition, as a result of industry restructuring, may affect the ratemaking process. See
Item 7 "MD&A - Florida Power - Utility Competition - Industry Restructuring".

The FPSC oversees the retail sales of the state's investor-owned utilities. The FPSC authorizes retail "base rates" that are designed to provide a utility with the opportunity to earn a specific rate of return on its "rate base", or average investment in utility plant. These rates are intended to cover all reasonable and prudent expenses of utility operations and to provide investors with a fair rate of return. The FPSC generally allows utilities to recover fuel, purchased power and conservation costs through an adjustment charge on monthly electric bills. Beginning in 1995, the FPSC ordered Florida Power to conduct a three-year test of revenue decoupling for its residential customers. This test ended December 31, 1997. (See Notes 1 and 9 to the Financial Statements.)

Florida Power is interconnected with 22 municipal and 9 rural electric cooperative systems. Major wholesale power sales customers include Seminole Electric Cooperative, Florida Municipal Power Agency and Reedy Creek Utilities District. During 1997, about 6% of Florida Power's electric revenues were from wholesale customers whose rates are subject to the jurisdiction of the FERC.

For further information with respect to rates, see Note 9 to the Financial Statements.

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

By virtue of state and municipal legislation, Florida Power holds franchises with varying expiration dates to provide electric service in nearly all municipalities in which it distributes electric energy. Approximately 99% of revenues from customers in incorporated areas are covered by franchises. The general effect of these franchises is to grant Florida Power the right to enter upon and use streets, alleys and other public places for erecting and maintaining poles, wires and other apparatus for the sale and distribution of electric energy. All but one of the existing franchises cover a 30-year period from the date granted, the maximum allowed by Florida law. The one exception is a franchise that covers a 10-year period from the date granted. There are 112 franchises, of which 5 expire before December 31, 2000, 26 expire before December 31, 2001, 33 expire between January 1, 2002 and December 31, 2012, and 48 expire between January 1, 2013 and December 31, 2027.

ENVIRONMENTAL MATTERS

Florida Power is subject to federal, state and local regulations dealing with air and water quality and other environmental matters.

AIR: All of Florida Power's air emission sources meet the air quality standards currently set by the Florida Department of Environmental Protection ("FDEP") and/or the United States Environmental Protection Agency ("EPA").

The Clean Air Act Amendments of 1990 ("CAAA"), under Title IV, Acid Rain Control, set a permanent cap on emissions of sulfur dioxide and nitrogen oxides beginning in the year 2000. The cap is to be implemented in two phases. Phase I limitations became effective in 1995 and Phase II cap will be effective in 2000. Florida Power has not been and does not expect to be materially affected by either Phase I or Phase II. In addition, nitrogen oxide emissions from coal units are being limited by the CAAA. Continuous emission monitors were installed on most of Florida Power's units by the end of 1994 as required under Title IV of the CAAA at a total cost of $11 million. To meet Phase II limitations, Florida Power expects to spend about $10 million by 2000 to implement a strategy based primarily on burning cleaner fuels and installing burners that reduce nitrogen oxide emissions on some coal units.

Under Title III of the CAAA, the EPA is studying the emission of hazardous air pollutants and, where appropriate, promulgating emission limitations for specific source categories. Depending on the results of these studies and the EPA's determination of the need for additional limitations, Florida Power could be required to incur additional capital expenditures and operating expenses.

Under Title V of the CAAA, Florida Power is required to pay annual operating fees based on the previous year's emissions. In 1998, these fees are expected to total approximately $800,000 and may increase to approximately $1 million by 2000.

Florida Power's construction program includes approximately $7 million of planned environmental expenditures for air quality projects for the two-year period ending December 31, 1999.

WATER: To help meet the future electricity needs of its customers, Florida Power is building a new power plant complex in Polk County, Florida. Florida Power plans to have the complex's first plant on line during the fourth quarter of 1998. This plant will use combined cycle technology and be capable of producing up to 470 MW of power. (See Item 2, "Properties - Utility Operations Planned Generation".) Approximately $27.6 million was spent through December 31, 1997 on environmental projects related to site development, mainly for water resource related facilities. Florida Power expects that approximately $600,000 of additional costs will be expended on environmental projects related to site development. In addition, Florida Power's construction program includes approximately $4 million of additional environmental expenditures for water resource projects at other Florida Power facilities for the two-year period ending December 31, 1999.

WASTE MATERIALS: Florida Power is nearing completion of its program to reduce electrical equipment utilizing polychlorinated biphenyls ("PCB"). All regulatory compliance dates have been met. All PCB transformers (i.e. those having greater than 500 ppm PCB) have been removed from Florida Power's electric generating plants, except for one small plant. Removal of PCB transformers from this final plant will be delayed until Florida Power decides whether and for how long the plant will remain in operation.

STORAGE TANK PROGRAM: The regulation of underground and above-ground storage tanks has expanded to affect virtually every Florida Power storage tank with a capacity of 100 gallons or greater, including vehicular fuel tanks, bulk fuel storage tanks, mineral acid tanks, hazardous material tanks and compression vessels. The FDEP's storage tank regulations require the replacement or upgrading of tanks that are not protected from corrosion, and the installation of release detection and containment capabilities for spills and leaks. These requirements must be met by 1999. Florida Power expects the annual operating expense and construction expenditures through 1999 related to compliance with these regulations to be $1 million and $3 million, respectively.

Under a FDEP program, revenues from taxes on imported oil either have been or are expected to be used to reimburse Florida Power for the majority of past storage tank contamination cleanup expenditures. In March 1995, the Governor of Florida ordered a moratorium on this FDEP program. However, Florida Power expects to receive reimbursement for cleanup activities completed prior to the moratorium. The FDEP has implemented a new reimbursement program that should reimburse Florida Power for the majority of storage tank contamination clean- up expenditures incurred after the moratorium. The expenditures needed to clean up the remaining storage tank contamination are not expected to be material.

With expansion of regulation and the resulting increased monitoring of tank systems and oil filled electrical equipment, further expenditures for contamination cleanup and retrofitting and upgrading equipment are likely, but these expenditures are not expected to be material to Florida Power.

ELECTROMAGNETIC FIELDS: The potential adverse effect of electromagnetic fields, or electric and magnetic fields ("EMF"), upon human health continues to be an important issue in the siting, construction and operation of electric transmission and distribution systems. EMF from a variety of sources, including transmission and distribution lines, has been the subject of many studies and much public discussion in recent years. Currently, the National EMF Research and Public Information Dissemination Program is in its fifth and final year of an in depth research program. This program was co-funded by federal and private utilities, including Florida Power. The findings, to be presented to the U.S. Congress in 1998, are expected to have a major impact on the EMF issue.

Because of its exclusive jurisdiction to regulate EMF associated with electric transmission and distribution lines and substation facilities in Florida, the FDEP has adopted rules that establish certain EMF limits for new transmission lines and substations. The rules also require an annual review of the state of the scientific research into the potential adverse effects of EMF upon human health. The staff of the FDEP provided its progress report to the Environmental Regulation Commission in February 1997. Based on its review of the scientific research, the staff recommended that no revision of the current EMF standards be made at that time. The Environmental Regulation Commission adopted the staff's recommendation and made no revision to EMF standards. Florida Power believes that compliance with these EMF rules, which at present essentially maintain the status quo with respect to regulated EMF exposure levels, will not have a material adverse effect on the cost of constructing or maintaining new transmission lines or substations. However, there always is a potential for lawsuits brought by plaintiffs alleging damages caused by EMF.

Florida Power's management monitors and reports to Florida Power's Board of Directors at least annually on developments in research concerning the potential health effects of EMF, EMF mitigation technologies and procedures, and significant actions by principal federal and Florida agencies related to EMF.

OTHER ENVIRONMENTAL MATTERS: Florida Power has received notices from the EPA that it is or could be a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA" or "Superfund") and the Superfund Amendment and Reauthorization Act and may be liable, together with others, for the costs of cleaning up several contaminated sites identified by the FDEP. In addition to these designated sites, there are other sites where Florida Progress affiliates may be responsible for additional environmental cleanup. For further information concerning certain environmental matters relating to Florida Power, see paragraphs 8 and 11 under Item 3 "Legal Proceedings" and "Contaminated Site Cleanup" in Note 11 to the Financial Statements.

EMPLOYEES

As of December 31, 1997, Florida Power had 4,799 full-time employees. The International Brotherhood of Electrical Workers represents approximately 2,058 of these full-time employees. The current union contract was ratified in May 1997 and expires in December 1999.

                            DIVERSIFIED OPERATIONS

Florida Progress' diversified operations are owned directly or indirectly through Progress Capital, a Florida corporation and wholly owned subsidiary of Florida Progress. Progress Capital holds the capital stock of, and provides funding for, Florida Progress' non-utility subsidiaries. It's primary subsidiary is Electric Fuels Corporation. Formed in 1976, Electric Fuels is an energy and transportation company with operations organized into three business units. Electric Fuels' energy and related services business unit supplies coal to Florida Power's Crystal River Energy Complex and other utility and industrial customers. Electric Fuels' inland marine transportation business unit, MEMCO Barge Line, Inc. ("MEMCO"), transports coal and dry-bulk cargoes primarily along the Mississippi and Ohio rivers. The rail services business unit, led by Progress Rail Services Corporation ("Progress Rail"), is one of the largest integrated processors and suppliers of railroad materials in the country. With operations in 16 states, Progress Rail offers a full range of railcar parts, rail and other track material, railcar repair facilities, railcar scrapping and metal recycling as well as railcar sales and leasing.

As of December 31, 1997, Progress Capital and its subsidiaries had 3,162 full-time employees. (For additional information with respect to Progress Capital and its subsidiaries, see Item 7 "MD&A - Operating Results - Diversified Operations" and paragraph 10 of Item 3 "Legal Proceedings.")

COMPETITION

Florida Progress' non-utility subsidiaries compete in their respective marketplaces in terms of price, service reliability, location and other factors. Electric Fuels competes in several distinct markets: its coal operations compete in the eastern United States utility and industrial coal markets; its marine transportation and barge operations compete in the coal, grain and bulk products transportation markets on the Ohio and lower Mississippi rivers; its marine equipment repair business competes in the inland river and gulf coast repair markets; and its rail operations compete in the railcar repair, parts and associated services markets in the eastern United States and, to a limited extent, in the midwest and west. Factors contributing to Electric Fuels' success in these markets include a competitive cost structure, strategic locations and, in the case of its marine transportation operations, a modern fleet. There are, however, numerous competitors in each of these markets, although no one competitor is dominant in any industry. The business of Electric Fuels and its subsidiaries, taken as a whole, is not subject to significant seasonal fluctuation.

For  further   information  with  respect  to  Florida   Progress'   non-utility
subsidiaries and competition, see Item 7 "MD&A - Operating Results - Diversified Operations".

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

The Environmental Services Department of Electric Fuels reviews existing and emerging environmental regulations, disseminates applicable environmental information throughout the organization and conducts site specific environmental compliance audits. Transactional environmental assessments are performed on new acquisitions to determine the potential environmental liabilities associated with the facilities being considered. Compliance with environmental laws and regulations has not had a material effect on Electric Fuels' capital expenditures, earnings or competitive position, and Electric Fuels does not anticipate making any material capital expenditures for environmental facilities through the end of 1999.

For further information concerning certain environmental matters relating to Florida Progress' diversified operations, see paragraph 12 under Item 3 "Legal Proceedings" and Note 11 "Commitments and Contingencies", Notes to the Financial Statements.

                             EXECUTIVE OFFICERS

Roy A. Anderson, Senior Vice President, Energy Supply, and
Chief Nuclear Officer of Florida Power, Age 49.

Mr. Anderson became Senior Vice President, Nuclear Operations, effective January 20, 1997, was named Chief Nuclear Officer, effective April 1, 1997, and now serves as the Senior Vice President of Energy Supply. Prior to joining Florida Power, Mr. Anderson was employed by Carolina Power and Light, where he held numerous executive officer positions since 1993 in the areas of nuclear operations, fossil generation, and distribution and customer service. From 1987 to 1993, he was employed by Boston Edison Company where he served as Plant Manager, Vice President and ultimately as Senior Vice President, Nuclear Operations.

Kenneth E. Armstrong, Vice President and General Counsel of Florida Progress and Florida Power, Age 50.

Mr. Armstrong has served as General Counsel of Florida Progress since July 1990 and as Vice President since April 1992. In April 1995, he became Vice President and General Counsel of Florida Power. In addition to these positions, Mr. Armstrong served as Assistant Secretary of Florida Progress from April 1992 to April 1993 and as Secretary from April 1993 to April 1996. He also served as Assistant Secretary of Florida Power from 1987 until April 1993 and as Secretary from April 1993 until April 1996.

Janice B. Case, Senior Vice President, Energy SolutionsSM of Florida Power, Age 45.

Mrs. Case was named Senior Vice President, Energy SolutionsSM effective June 1, 1997, after serving as Vice President since 1996. From October 1990 until July 1996, she served as Vice President, Suncoast Florida Region of Florida Power.

Jack B. Critchfield, Chairman of the Board of Florida Progress, Age 64.

Since June 1, 1997, Dr. Critchfield's principal occupation has been as shown above. Since 1983, he has held numerous executive positions with Florida Progress and its subsidiaries including President, Chief Executive Officer, Chief Operating Officer, Group Vice President, President of Electric Fuels and Vice President of the Eastern and Ridge Divisions of Florida Power. He has been a director of Florida Power since 1988 and served as a director from 1975 through 1978 and as Chairman of its Board from 1990 until April 1996. He is a director of Florida Progress.

Michael B. Foley, Jr., Senior Vice President, Energy Delivery of Florida Power, Age 54.

Since July 1996, Mr. Foley's principal occupation has been as shown above. Mr. Foley served as Vice President in that position since February 1995. From October 1988 until February 1995, Mr. Foley served as Director of System Planning of Florida Power.

Stanley I. Garnett, II, Executive Vice President of Florida Progress, Age 54

Mr. Garnett was appointed Executive Vice President of Florida Progress, effective June 1, 1997. From 1996 and until he joined Florida Progress, Mr. Garnett was employed as Senior Advisor by Putnam, Hayes & Bartlett, Inc., an economic and management consulting firm. From 1981 to 1995, he was employed by Allegheny Power System, Inc., where he served as Vice President, Legal and Regulatory and Chief Legal Officer and ultimately as Senior Vice President and Chief Financial Officer. He is a director of Baycorp Holdings, Ltd.

Jeffrey R. Heinicka, Senior Vice President and Chief Financial Officer of Florida Progress and Florida Power, Age 43.

From  December  1990 until  appointment  to his current  positions in 1994,  Mr.
Heinicka served as Vice President and Treasurer of Florida Progress. Mr. Heinicka also served as Vice President and Treasurer of Florida Power from April 1993 to March 1994, a position he held concurrently with his Vice President and Treasurer position at Florida Progress.

Richard D. Keller, Group Vice President, Energy and Transportation of Florida Progress, and President and Chief Executive Officer, Electric Fuels, Age 44.

Since May 1990, Mr. Keller's principal occupation has been as shown above.
He has served as President and Chief Executive Officer of Electric Fuels since February 1988.

Richard Korpan, President and Chief Executive Officer of Florida Progress, and Chairman of the Board of Florida Power, Age 56.

Since June 1, 1997, Mr. Korpan's principal occupation has been as shown above. He has held the position of President since 1991, and became Chief Executive Officer of Florida Progress in June 1997. Since April 1996 he has also served as Chairman of the Board of Florida Power, and until June 1, 1997, as Chief Executive Officer of Florida Power. He joined Florida Progress in 1989 as
Executive Vice President and Chief Financial Officer. He is a director of SunTrust Bank of Tampa Bay.

Joseph H. Richardson, Group Vice President, Utility Group of Florida Progress and President and Chief Executive Officer of Florida Power, Age 48.

Since 1996, Mr. Richardson's principal occupation has been as Group Vice President, Utility Group of Florida Progress and President and Chief Operating Officer of Florida Power. Effective June 1, 1997, he was appointed Chief Executive Officer, in addition to President, of Florida Power. From April 1995 to April 1996, he served as Senior Vice President, Energy Distribution of Florida Power. From October 1993 to April 1995, he served as Senior Vice President, Legal and Administrative Services, and General Counsel of Florida Power. From August 1991 through April 1995, Mr. Richardson also held the position of Senior Vice President of Florida Progress. He was President and Chief Executive Officer of Talquin Corporation, a former subsidiary of Florida Progress from May 1990 until September 1993. He is a director of Echelon.

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

                               UTILITY OPERATIONS

GENERATION: As of December 31, 1997, the total net winter generating capacity of Florida Power's generating facilities, including CR3, was 7,717 MW. This capacity was generated by 13 steam units with a capacity of 4,661 MW and 45 combustion turbine units with a capacity of 3,056 MW. Florida Power's ability to use its generating units may be adversely impacted by various governmental regulations affecting nuclear operations and other aspects of Florida Power's business. (See "Regulatory Matters and Franchises" and "Environmental Matters" under Item 1 "Business Utility Operations - Florida Power.") Operation of these generating units may also be substantially curtailed by unanticipated equipment failures or interruption of fuel supplies. Florida Power expects to have sufficient system capacity, access to purchased power and demand-side management capabilities to meet anticipated future demand.

Florida Power's existing generating plants (all located in Florida) and their capacities at December 31, 1997 are as follows:
                                                                  Winter Net
                                                                   Maximum
                                                      Combustion  Dependable
                    Primary     Location      Steam     Turbine    Capacity
    Plants           Fuel       (County)        MW        MW          MW
----------------    -------   -------------  -------   -------   ----------
Crystal River:                 Citrus
  Unit #1           Coal                        373         -         373
  Unit #2           Coal                        469         -         469
  Unit #3           Uranium                     755*        -         755
  Unit #4           Coal                        717         -         717
  Unit #5           Coal                        717         -         717
                                              -----                 -----
                                              3,031                 3,031
Anclote:                       Pasco
  Unit #1           Oil                         517         -         517
  Unit #2           Oil                         517         -         517
Bartow              Oil        Pinellas         449       217         666
Turner              Oil        Volusia            -       200         200
Intercession City** Oil        Osceola            -       912         912
DeBary              Oil        Volusia            -       786         786
Higgins             Oil        Pinellas           -       148         148
Bayboro             Oil        Pinellas           -       232         232
Avon Park           Oil        Highlands          -        64          64
Rio Pinar           Oil        Orange             -        18          18
Suwannee River      Oil        Suwannee         147       201         348
Tiger Bay           Gas        Polk               -       236         236
University of Fla.  Gas        Alachua            -        42          42
                                              -----     -----       -----
                                              4,661     3,056       7,717
                                              =====     =====       =====

* Represents 90.4% of total plant capacity. The remaining 9.6% of capacity is owned by other parties. The CR3 nuclear plant was shut down in September 1996 for repairs and to address certain backup safety system design concerns. CR3 was restarted in February 1998.

** Florida Power and Georgia Power Company  ("Georgia Power") are co-owners of a
   168-MW advanced combustion turbine located at Florida Power's Intercession City site. Georgia Power has the exclusive right to the output of this unit during the months of June through September. Florida Power has that right for the remainder of the year.

PLANNED GENERATION AND ENERGY SALES: Florida Power has agreed to sell 605 MW of year round capacity to Seminole Electric Cooperative, Inc. ("Seminole") from 1999 through 2001. While 150 MW of this transaction represents a continuation of existing business, 455 MW represents new sales to Seminole. In addition, Florida Power has agreed to sell from 150 to 300 MW to Seminole from 2000-2002. This contract was awarded to Florida Power as a result of a competitive bidding process initiated by Seminole.

In 1992, the FPSC granted Florida Power a certificate of need to build 470 MW of new generation using combined cycle technology. In September 1994, Florida Power purchased approximately 8,100 acres of mined-out phosphate land for the new power plant site. The site is located in Polk County, Florida, approximately 50 miles east of Tampa, and has been designated the Hines Energy Complex. Site development activities were completed in 1996. Commencement of construction of the initial unit began in January 1997. The first power block is a 470-MW combined cycle unit that is expected to come on line during the fourth quarter of 1998. Florida Power plans to use natural gas to fuel the first phase of the Hines Energy Complex. (See Item 7 "MD&A - Liquidity and Capital Resources - Florida Power Corporation".)

Florida Power has obtained capacity on the Florida Gas Transmission Company's system for the transportation of natural gas to the Hines Energy Complex in Polk County. Florida Power began using the capacity in January 1998. This transportation will serve a portion of the plant's requirements. Florida Power also has contracted for natural gas supply and its transportation for the remaining portion of the plant's requirements.

Some of the capacity at the Hines Energy Complex will be used to meet the requirements of a wholesale contract signed in 1995, in which Florida Power agreed to sell an additional 455 MWs to Seminole Electric Cooperative, beginning in 1999.

In connection with the construction of new power plants in Florida, the FPSC requires each investor-owned electric utility to engage in a competitive bidding process for the construction of new generation, unless the utility demonstrates on a case-by-case basis that such a process is not in the best interests of the utility's ratepayers.

NUCLEAR PLANT AND NUCLEAR INSURANCE: Information regarding nuclear plant and nuclear insurance is contained in Note 4 "Nuclear Operations" and Note 11 "Commitments and Contingencies," Notes to the Financial Statements.

TRANSMISSION AND DISTRIBUTION: As of December 31, 1997, Florida Power distributed electricity through 362 substations with an installed transformer capacity of 42,392,415 kilovolt amperes ("KVA"). Of this capacity, 28,690,260 KVA is located in transmission substations and 13,702,155 KVA in distribution substations. Florida Power has the second largest transmission network in Florida. Florida Power has 4,622 circuit miles of transmission lines, of which 2,620 circuit miles are operated at 500, 230, or 115 kilovolts ("KV") and the balance at 69 KV. Florida Power has 24,311 circuit miles of distribution lines which operate at various voltages ranging from 2.4 to 25 KV.

Florida Power along with 21 other in-state electric utilities and 14 non-utilities comprise the Florida Reliability Coordinating Council ("FRCC"), which was approved by the North American Electric Reliability Council ("NERC") as the tenth region of NERC. The FRCC is responsible for ensuring the reliability of the bulk power electric system in peninsular Florida.

Florida  Power and five  other  FRCC  transmission  providers  have  established
Florida Open Access Sametime Information System. This is a single internet location where transmission customers may obtain transmission information and submit requests for service or resell service rights.

                             DIVERSIFIED OPERATIONS

Electric Fuels owns and/or operates approximately 5,000 railcars, 50 locomotives, 900 river barges and 30 river towboats that are used for the transportation and shipping of coal, steel and other bulk products. Through joint ventures, Electric Fuels has five oceangoing tug/barge units. An Electric Fuels subsidiary, through another joint venture, owns one third of a large bulk products terminal located on the Mississippi River south of New Orleans, which handles coal and other products. Electric Fuels provides drydocking and repair services to towboats, offshore supply vessels and barges through operations it owns near New Orleans, Louisiana.

Electric Fuels controls, either directly or through subsidiaries, coal reserves located in eastern Kentucky and southwestern Virginia. Electric Fuels owns, in fee, properties that contain estimated proven and probable coal reserves of approximately 185 million tons and controls, through mineral leases, additional estimated proven and probable coal reserves of approximately 30 million tons. The reserves controlled by Electric Fuels include substantial quantities of high quality, low sulfur coal that is appropriate for use at Florida Power's existing generating units. Electric Fuels' total production of coal during 1997 was approximately 3.2 million tons.

In connection with its coal operations, Electric Fuels subsidiaries, own and operate an underground mining complex in southeastern Kentucky and southwestern Virginia. Other Electric Fuels subsidiaries own and operate surface and underground mines, coal processing and loadout facilities and a river terminal facility in eastern Kentucky, a railcar-to-barge loading facility in West Virginia, and three bulk commodity terminals: one on the Ohio River in Cincinnati, Ohio, and two on the Kanawha River near Charleston, West Virginia. Electric Fuels and its subsidiaries employ both company and contract miners in their mining activities.

An Electric Fuels subsidiary owns railroad car repair and parts reconditioning and rail and trackworks facilities in 16 states and Mexico, including a railcar hydraulic cushioning unit manufacturing and reconditioning facility in Fort Worth, Texas. Electric Fuels subsidiaries are also involved in scrap metal recycling and railcar leasing.

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

ITEM 3.  LEGAL PROCEEDINGS

Purchased Power Contracts with Qualifying Facilities ("QFs")

Florida Power has interpreted the pricing provision in these contracts to allow it to pay an as-available energy price rather than a higher firm energy price when the avoided unit upon which the contract is based would not have been operated. Several QFs filed suit against Florida Power over the level of payments made by Florida Power under the contracts. All but the three discussed below have been settled. Four QFs are involved in matters pending before the FPSC. Additional details regarding the legal proceedings with these four QFs are covered in paragraphs 1, 2, 3 and 4 below:

1. In re: Conservation Cost Recovery Clause, Florida Public Service Commission, Docket No. 960002-EG

         In re: Petition for Approval of Early Termination Amendment to Negotiated Qualifying Facility Contract with Orlando Cogen Limited, Florida Public Service Commission, Docket No. 961184-EQ.

In October 1996, Florida Power filed a petition with the FPSC seeking approval of an early termination amendment with Orlando Cogen Limited, L.P. ("OCL") which would reduce the term of the contract with OCL from 30 years to 20 years, expiring in the year 2013. In return for terminating the last ten years of the contract, the amendment provides for the payment to OCL of $49,405,000 over a five-year period, which the petition asks to recover from retail customers through Florida Power's capacity cost recovery clause. In February 1998, the FPSC denied Florida Power's petition to approve the early termination amendment.

2. Metropolitan Dade County and Montenay Power Corp. v. Florida Power Corporation, Circuit Court of the Eleventh Circuit for Dade County, Florida, Case No. 96-09598-CA-30

         Metropolitan Dade County and Montenay Power Corp. v. Florida Power Corporation, U.S. District Court, Southern District, Miami Division, Case No. 96-0594-C.V.-LENNARD

On February 13, 1996, Metropolitan Dade County ("Dade") and Montenay Power Corp. ("Montenay") filed a complaint in the above-referenced state court seeking a declaratory judgment that their interpretation of the energy pricing provision in the contract is correct, and damages in excess of $1.3 million for breach of that contract. On May 14, 1996, Dade and Montenay filed suit against Florida Power in the above-referenced federal district court based on essentially the same facts as presented in the state court case, but alleging violations of federal antitrust laws and demanding unspecified treble damages. In March 1997, the plaintiffs amended the federal court case to include Florida Progress and Electric Fuels. A jury trial date has been set for October 1998 in the federal case and in the meantime, the case has been referred to mediation.

On February 23, 1998, Florida Power filed a petition with the FPSC for a Declaratory Statement that the previous FPSC approved negotiated contract between the parties limits energy payments thereunder to the avoided costs based upon an analysis of a hypothetical unit having the characteristics specified in the contract.

3. NCP Lake Power, Inc. v. Florida Power Corporation, Florida Circuit Court, Fifth Judicial Circuit for Lake County, Case No. 94-2354-CA-01

         In re: Petition for Expedited Approval of Settlement Agreement With Lake Cogen Ltd., Public Service Commission, Docket No. 961477-EQ

On October 21, 1994, NCP Lake Power, Inc. ("Lake"), a general partner of Lake Cogen, Ltd., filed suit in the above-referenced circuit court against Florida Power asserting breach of contract and requesting a declaratory judgment. On January 23, 1996, the court entered a partial summary judgment for Lake ordering Florida Power to pay the firm energy cost rate when the avoided unit would have been operating, and the as available energy cost rate during those times when the avoided unit would not have been operating.

In October 1996, Lake filed suit against Florida Power seeking unspecified damages for breach of contract with respect to Florida Power's interpretation of the pricing provision in the contract. In December 1996, Florida Power and Lake resolved their dispute by executing a final settlement agreement, subject to approval by the FPSC and lenders to Lake. In November 1997, the FPSC denied approval of the settlement agreement. Lake filed a petition protesting the FPSC's decision, and Florida Power filed a motion to dismiss Lake's petition as moot. In March 1998, the FPSC voted to dismiss the petition for expedited approval of the settlement agreement because the agreement upon which the petition was based has expired. The case has been set for trial in November 1998.

4. In re: Standard Offer Contract for the Purchase of Firm Capacity and Energy From a Qualifying Facility Between Panda-Kathleen L.P. and Florida Power Corporation, Florida Public Service Commission, Docket No. 950110-EI

         Florida Power Corporation v. Panda-Kathleen Corp., United States District Court for the Middle District of Florida, Tampa Division, Case No. 95-2145-CIV-T-25-B.

On January 23, 1995, Florida Power petitioned the FPSC for a declaratory statement that Florida Power's standard offer contract is not available to Panda if it constructs a 115 MW facility. Florida Power's petition further sought a declaration that the contact term is 20 years rather than 30 years. Panda intervened in the proceeding and filed its own declaratory statement petition on the issues raised by Florida Power and raised additional issues regarding postponement of significant milestone dates in the contract pending the FPSC's resolution of the issues in the proceeding.

On May 20, 1996, after a hearing, the FPSC issued an order ruling against Panda on two of the three material issues in the case. First, the FPSC held that Panda's proposed 115 MW facility does not comply with the 75 MW limitation contained in the FPSC's standard offer rules. The FPSC found that the 75 MW limitation applies to the output of the plant, not to the contract's committed capacity. Second, the FPSC held that under its rules, Florida Power is required to make capacity payments for 20 years rather than for 30 years as argued by Panda. Third, the FPSC ruled against Florida Power by extending for 19 months the "milestone" dates contained in the standard offer contract, including the construction commencement date and the commercial in-service date.

On September 18, 1997, the Florida Supreme Court ruled that the FPSC had jurisdiction over this matter and further affirmed the FPSC's May 20, 1996 order. On February 11, 1998, Panda filed a petition for a writ of certiorari with the U.S. Supreme Court to review the Florida Supreme Court decision, and Florida Power has filed its response.

On January 6, 1998, Panda filed a motion with the FPSC to again extend the "milestone" dates. Florida Power has opposed Panda's motion to extend the milestone dates. On February 25, 1998, Florida Power sent Panda a Notice of Default for its failure to adhere to the previously revised milestone dates, conditioned upon the FPSC's denial of Panda's motion.

5. Wanda L. Adams, et al. v. Florida Power Corporation and Florida Progress Corporation, U.S. District Court, Middle District of Florida, Ocala Division, Case No. 95-123-C.V.-OC-10.

On October 13, 1995, Florida Power and Florida Progress were served with a multi-party lawsuit involving 17 former Florida Power employees. The plaintiffs generally alleged discrimination in violation of the Age Discrimination and Employment Act and wrongful interference with pension rights in violation of the Employee Retirement Income Security Act as a result of their involuntary terminations during Florida Power's reduction in force. While no dollar amount is specified, each Plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorney's fees.

The plaintiffs subsequently filed several motions attempting to add more plaintiffs, including one present employee who contends he was demoted because of his age.

On November 10, 1995, Florida Power filed its answer, a motion to dismiss Florida Progress, and a counterclaim against five of the plaintiffs who signed releases, promising, among other things, not to sue Florida Power with respect to matters involving their employment or termination. The counterclaim seeks enforcement of the agreement, dismissal of plaintiffs' complaints, and an award of attorneys fees and costs of litigation.

On October 29, 1996, a joint stipulation to provisionally certify the case as a class action pursuant to the Age Discrimination in Employment Act was approved. A notice was sent to all former employees involuntarily discharged during the reduction in force, who were 40 years of age or older at the time of their discharge, informing them of their right to opt into this action if they believed they were discriminated against on the basis of age. Florida Power reserved the right to file a motion to decertify the class at the end of the opt-in period.

On May 28, 1997, the final day for individuals to "opt into" this action, 61 additional former employees elected to do so, for a total of 117 plaintiffs. On August 28, 1997, the parties filed an amended case management report which included a proposed schedule. To date, no scheduling order has been entered.

6. Florida Power Corporation v. United States, U.S. Court of Federal Claims, Civil Action No. 96-702C.

On November 1, 1996, Florida Power filed suit against the U.S. Government alleging breach of contract and illegal taking of property without just compensation. The suit arises out of several contracts under which the government provided uranium enrichment services at fixed prices. After Florida Power paid for all services provided under the contracts, the government, through federal legislation enacted in 1992, imposed a retroactive price increase in order to fund the decontamination and decommissioning of the government's gaseous diffusion uranium enrichment facilities. The government is collecting this increase through an annual "special assessment" levied upon all utilities that had enrichment services contracts with the government. Collection of the special assessments began in 1992 and is scheduled to continue for a fifteen-year period.

To date, Florida Power has paid more than $9.5 million in special assessments, and if continued throughout the anticipated fifteen-year life, the special assessments would increase the cost of Florida Power's contracts by more than $23 million.

Florida Power seeks an order declaring that all such special assessments are unlawful, and an injunction prohibiting the government from collecting future special assessments, and damages of approximately $9.5 million, plus interest. On December 23, 1996, the case was stayed pending the U.S. Supreme Court's potential review of a similar case. (Yankee Atomic Electric Co. v. U.S.). There, a petition for a writ of certiorari has been filed by Yankee Atomic Electric Co.

7. Gulf Power et al. v. United States of America and the Federal Communications Commission, U.S. District Court, Northern District of Florida, Pensacola Division, Case No. 3:96-CV-381-LAC

On July 30, 1996, Florida Power together with Gulf Power Company, Alabama Power Company, Georgia Power, Mississippi Power Company, Ohio Edison Company and Duke Power Company filed suit challenging the constitutionality of the pole attachment amendments to the Telecommunications Act of 1996. The suit seeks a declaration that the pole attachments are unconstitutional because they impose a mandatory obligation on utilities to provide access to poles they own or control to cable television and telecommunications service providers without providing just compensation for this use. The claim is based on the Fifth Amendment to the United States Constitution which provides that private property shall not be taken for public use without just compensation. The suit also seeks a permanent injunction against the Federal Communications Commission preventing it from enforcing the mandatory access provision.

In February 1997, the Association for Local Telecommunications Services and American Communication Services intervened as party defendants in this case. On February 21, 1997, Florida Power filed a Motion for Summary Judgment. On March 20, 1997, the defendants filed their Motion for Summary Judgment. Oral arguments on the motions were on February 18, 1998.

On March 6, 1998, the Court granted the U.S.'s Motion for Summary Judgment. The judge opined that while mandatory access to utility poles constitutes a "taking", it was not an unconstitutional taking and just compensation would have to be determined.

8.       Sanford Gasification Plant Site, Sanford, Florida

The Sanford Gasification Site is a former manufactured gas site located in the city of Sanford, Florida. It began operation in the 1880's and continued through the early 1950's. Originally owned by Southern Utilities Company, the plant was purchased in 1924 by the City of Sanford, then sold again in 1928 to Sanford Gas Company. Sanford Gas Company, which merged into Florida Power Corporation in 1944, operated the plant until 1946 when it was sold to South Atlantic Gas Company (later Atlanta Gas Company). The plant was conveyed three more times, being purchased by the current owner, Florida Public Utilities, in 1965. The FDEP began investigating the site in 1990. Florida Public Utilities initiated an action styled Florida Public Utilities Company v. Florida Power Corporation, Florida Power and Light Company, Atlanta Gas Company and City of Sanford, Florida, United States District Court of the Middle District of Florida, Orlando Division, Civil Action No. 92-115-C.V.-ORL-19, seeking contribution for cleanup from former owners or operators of the site, including Florida Power. That action was dismissed without prejudice on February 17, 1995.

On June 27, 1996, the EPA completed an Expanded Site Investigation/Remedial Investigation at the site. On July 11, 1997, the EPA sent a general and special notice letter which advised Florida Power and other PRPs of their potential liability for cleanup. The investigation concluded that such release or threatened release includes the site itself and down gradient contamination in sediment through an unnamed tributary for storm water drainage flowing through Cloud Branch Creek into Lake Monroe.

On October 20, 1997, the PRPs filed a good faith offer to conduct a Remedial Investigation and Feasibility Study ("RI/FS"), which, if accepted by the EPA would allow the PRPs to perform and finance cleanup activities at the site under the guidance of the EPA. The PRPs have reached a tentative agreement on an allocation of costs to fund the RI/FS and subsequent remedial work up to $1.5 million. Additional contributions for subsequent cleanup costs will be negotiated among the PRPs as the scope of clean-up efforts become more defined. (See Note 11 "Commitments and Contingencies," Notes to the Financial Statements).

9. Northern States Power Company et al. v. United States Department of Energy, U.S. Court of Appeals for the D.C. Circuit, Case No. 97-1065.

On January 31, 1997, in response to the DOE's announcement that it would be unable to meet its statutory obligation to commence disposing of spent nuclear fuel by January 31, 1998, Florida Power joined approximately 35 other utilities with nuclear power plants in this lawsuit against DOE under the Nuclear Waste Policy Act ("NWPA"). The NWPA and contracts between the utilities and DOE require utilities to make payments into the Nuclear Waste Fund based on each kilowatt hour of electricity generated and sold from nuclear plants. In exchange, the NWPA and those contracts require DOE to begin disposing of utilities' spent nuclear fuel by January 31, 1998. In their lawsuit, the utilities requested the U.S. Court of Appeals for the D.C. Circuit to (1) order DOE to begin accepting spent fuel not later than January 31, 1998, (2) declare that the utilities are relieved of their obligation to make payments into the Nuclear Waste Fund unless and until DOE commences disposing of their spent fuel, and (3) prohibit DOE from taking any adverse action against utilities suspending payments.

In its November 14, 1997 ruling, the D.C. Circuit affirmed its previous decision in Indiana Michigan Power Co. v. DOE, 88 F.3d 1272 (D.C. Cir. 1996), and held that DOE has an unconditional obligation to begin disposing of spent fuel by January 31, 1998. The court also prohibited DOE from using the "unavoidable delays" clause in its contracts with the utilities as a means of avoiding its unconditional obligation to begin accepting utility spent fuel by January 31, 1998. Although the court refused to require DOE to begin accepting utility spent fuel based on its view that utilities had a potentially available remedy under their contracts with DOE, the D.C. Circuit nonetheless retained jurisdiction in the event DOE failed to comply with the court's mandate.

On December 29, 1997, DOE requested rehearing of the D.C. Circuit's decision asserting that the D.C. Circuit lacked jurisdiction to hear the case. On that same day, Yankee Atomic Electric Company filed a separate rehearing petition of the Northern States decision requesting a move fuel order from the court. Unlike most other utility petitioners in the Northern States case, Yankee Atomic has largely completed decommissioning its nuclear plant and has fully paid its Nuclear Waste Fund fees.

Based on statements made by DOE in its rehearing petition, approximately 40 states and state utility commissions and more than 40 utilities, including Florida Power, filed motions to enforce the mandate issued by the D.C. Circuit in Northern States. The state and utility petitions, filed on January 30, 1998 and February 19, 1998 respectively, request the D.C. Circuit for relief similar to that sought in the Northern States litigation.

Failure of DOE to accept spent nuclear fuel will not immediately affect Florida Power, which has sufficient on-site spent nuclear fuel storage capacity through the year 2010.

10.    State of Oklahoma,  ex rel.  John P.  Crawford,  Insurance  Commissioner
       v. Mid-Continent Life Insurance Company, District Court of Oklahoma County, State of Oklahoma, Case No. CJ-97-2518-62

       State of Oklahoma, ex rel, John P. Crawford, Insurance Commissioner as Receiver for Mid-Continent Life Insurance Company v. Florida Progress
       Corporation, a Florida corporation, Jack Barron Critchfield, George Ruppel, Thomas Steven Krzesinski, Richard Korpan, Richard Donald Keller, James Lacy Harlan, Gerald William McRae, Thomas Richard Dlouhy, Andrew Joseph Beal and Robert Terry Stuart, Jr.

On April 14, 1997, the Insurance Commissioner of the state of Oklahoma ("Commissioner") received approval from the Oklahoma County District Court to temporarily seize control of the operations of Mid-Continent Life Insurance Company ("Mid-Continent"). On May 23, 1997, the District Court of Oklahoma County granted the application of the Commissioner to place Mid-Continent into receivership and ordered the Commissioner to develop a plan of rehabilitation for Mid-Continent. The Commissioner alleged that Mid-Continent's reserves were understated by more than $125 million, thus causing Mid-Continent to be statutorily impaired, and further alleged that Mid-Continent had violated Oklahoma law relating to deceptive trade practices in connection with the sale of its "Extra Life" insurance policies. Mid-Continent is appealing the decision to the Supreme Court of Oklahoma. Mid-Continent believes it is not statutorily impaired because the court ruled that it could raise premiums on the insurance policies at issue.

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

On December 22, 1997, the Commissioner filed with the court a petition for damages against the defendants alleging alter ego, negligence, breach of fiduciary duty, misappropriation of funds, unjust enrichment, ultra vires, violation of Oklahoma statutory insurance law, violation of Oklahoma statutory corporate law, and seeking equitable relief.

On February 13, 1998, the Commissioner filed with the court a "Report Regarding Rehabilitation Plan". This report did not put forward a serious rehabilitation plan, but rather stated that the Commissioner has filed a petition seeking recovery of damages from the defendants, the proceeds of which would be used to offset the alleged reserve deficiencies.

On February 26, 1998, the defendants filed motions to dismiss the petition and Mid-Continent filed a response to the report regarding the Commissioner's rehabilitation plan and requested approval of its proposed plan of rehabilitation. Mid-Continent's proposed rehabilitation plan presents a multi-faceted approach to rehabilitation, including raising premiums. A hearing before the court has been set on March 17, 1998, for the proposed rehabilitation plans. A hearing before the court has been set on the motions to dismiss on April 17, 1998.

Florida Progress intends to vigorously defend itself and other defendants against these charges and support Mid-Continent in its efforts to gain the court's approval of its rehabilitation plan. (See Item 7 MD&A, "Mid-Continent Life Insurance Company").

11. Peak Oil Company, Missouri Electric Works, 62nd Street, AKO Bayside, and Bluff Electric.

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

12.    Zellwood Groundwater Superfund Site

In 1992, Florida Progress was notified by the EPA that Progress Packaging Corporation ("Progress Packaging") is or could be a PRP in reference to the Zellwood Groundwater site. Florida Progress sold the assets of Progress Packaging in 1988. The EPA issued Special Notice Letters to potentially responsible parties in 1996. Florida Progress has been advised orally by the EPA that if no letter was received, then Progress Packaging will not be held liable for any damages related to this matter. Progress Packaging did not receive a letter. On November 7, 1996, Florida Progress requested written confirmation from the EPA that Progress Packaging was not mailed a Special Notice Letter. No confirmation has been received to date. Based upon the above stated information and the fact that the last written communication received from the EPA was in 1994, the file on this matter has been closed. This report concludes this matter for reporting purposes.

13.    In re:  Petition  of  IMC-Agrico  Company for a  Declaratory  Statement
       Confirming   Non-Jurisdictional   Nature  of  Planned  Self-Generation,
       Florida Public Service Commission, Docket No. 971313-EI.

       In re: Petition of Duke Mulberry Energy, L.P., and IMC-Agrico Company for a Declaratory Statement Concerning Eligibility to Obtain Determination of Need Pursuant to Section 403.519, Florida Statutes, Florida Public Service Commission, Docket No. 971337-EI.

       In re: Petition of Duke Energy New Smyrna Beach Power Company, LLP for a Declaratory Statement Concerning Eligibility to Obtain Determination of Need Pursuant to Section 403.519, Florida Statutes, Florida Public Service Commission Docket No. 971446-EI.

IMC-Agrico Company, a retail customer of Florida Power and Duke Energy Power Services, announced their intention to construct, own and operate a natural gas-fired combined cycle power plant in Florida, with a capacity of between 240 and 750 megawatts. A portion of the plant's capacity would be used in IMC-Agrico's operations and the remainder sold on a "merchant plant" basis to wholesale customers by an affiliate of Duke Energy.

IMC-Agrico filed a petition with the FPSC in 1997, seeking a declaratory statement that its proposed ownership and operation of an interest in the plant will constitute self generation and not render it a public utility subject to regulation by the FPSC. On November 14, 1997, Florida Power filed a Petition for Leave to Intervene in this proceeding. Florida Power's petition asserts that IMC has provided insufficient information to enable the FPSC to determine whether its proposal constitutes a non-jurisdictional retail sale. On December 16, 1997, the FPSC decided to set this matter for a hearing pursuant to the Administrative Procedures Act, at the conclusion of which, a decision would be rendered on the jurisdictional question. On February 3, 1998, IMC-Agrico filed notice of withdrawal of its petition.

In Docket No. 971337-EI, IMC-Agrico and Duke Mulberry Energy, L.P. petitioned the FPSC for a declaratory statement that the joint venture to construct and own a generation plant gave them standing as an "Applicant" under the Power Plant Siting Act to seek a Determination of Need from the FPSC for the proposed plant. On November 17, 1976, Florida Power filed a Petition for Leave to Intervene, asserting that the declaration being sought raised broad and serious policy questions that are inappropriate for consideration in a declaratory statement proceeding. On December 16, 1997, the FPSC agreed with the Florida Power position and denied the IMC-Agrico/Duke petition. The FPSC directed its staff to review the matter and submit recommendations on the appropriate proceeding to be utilized in reviewing similar merchant plant requests.

In Docket No. 971446-EI, Duke Energy New Smyrna Beach Power Company, LLP petitioned the FPSC for a declaratory statement that its proposed plant near New Smyrna Beach gave it standing as an "Applicant" under the Power Plant Siting Act. On December 16, 1997, the FPSC denied the petition on the same grounds as reported regarding FPSC Docket No. 971337-EI, above.

This concludes the IMC-Agrico, Duke Mulberry Energy, L.P. and Duke Energy New Smyrna Beach Power Company, LLP petitions for reporting purposes.

14.      Florida Power Corporation and Seminole Electric Cooperative v. Ronald
         J. Schultz,  Circuit Court for Citrus County

On December 15, 1997, Florida Power and Seminole filed suit against the Citrus County Property Appraiser and Citrus County Tax Collector contesting 1997 ad valorem tax assessments on pollution control equipment at the Crystal River site. Florida Power is seeking, among other things, a $5 million refund of all taxes paid in excess of those lawfully due.

Under Florida Statutes, pollution control facilities are subject to assessment for ad valorem taxation at an amount which does not exceed the market value of such facilities as salvage. Florida Power contends that the 1997 assessment has the effect of assigning a taxable value to Florida Power's pollution control equipment of approximately $286 million. On February 19, 1998, Property Appraiser Schultz filed a motion for summary judgment.

15. Calgon Carbon Corporation v. Potomac Capital Investment Corporation, Potomac Electric Power Company, Progress Capital Holdings, Inc., and Florida Progress Corporation, United States District Court for the Western District of Pennsylvania, Civil Action No. 98-0072.

Calgon Carbon Corporation ("Calgon") filed a complaint on January 12, 1998, asserting securities fraud, breach of contract and other claims in connection with the sale to it by two of the defendants in December 1996 of their interests in Advanced Separation Technologies, Incorporated ("AST"), a corporation engaged in the business of designing and assembling proprietary separation equipment. Prior to closing, Progress Capital, a wholly owned subsidiary of Florida Progress, owned 80 percent of the outstanding stock of AST and Potomac Capital Investment Corporation (an entity unaffiliated with PCH or Florida Progress) owned 20 percent. Calgon paid PCH an aggregate of approximately $57.5 million in respect of PCH's share of AST's stock. Calgon claims that AST's assets and revenues were overstated and liabilities and expenses were understated for 1996. Calgon also alleges undisclosed facts relating to accounting methodology, poor products, manufacturing and quality control problems and undisclosed warranty claims. Calgon seeks damages, punitive damages and the right to rescind the purchase. Florida Progress and PCH intend to vigorously defend this case.

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

In February 1998, Florida Progress' Board announced an increase of 4 cents per share in the common stock quarterly dividend, which on an annual basis would increase the dividend from $2.10 to $2.14 per share. This represents an annual dividend growth rate of 1.9%. In 1997, Florida Progress' dividend payout ratio from continuing operations before non-recurring items was 80.18% of earnings. Information concerning the Florida Progress dividend payout ratio and dividend policy is set forth in Item 7 "MD&A - Liquidity and Capital Resources".

Florida Progress' Restated Articles of Incorporation do not limit the dividends that may be paid on its common stock. However, the primary source for payment of Florida Progress' dividends consists of dividends paid to it by Florida Power. Florida Power's Amended Articles of Incorporation and its Indenture dated as of January 1, 1944, under which it issues first mortgage bonds, contain provisions restricting dividends in certain circumstances. At December 31, 1997, Florida Power's ability to pay dividends was not limited by these restrictions.

Florida Progress and Progress Capital have entered into a Second Amended and Restated Guaranty and Support Agreement dated as of August 7, 1996, pursuant to which Florida Progress has unconditionally guaranteed the payment of Progress Capital's debt (as defined in the agreement).

Florida Progress did not sell any equity securities during 1997 that were not registered under the Securities Act.

The approximate number of equity security holders of Florida Progress is as follows:

                                  Number of Registered Holders*
       Title of Class                 as of December 31, 1997
-------------------------------    ----------------------------
Common Stock without par value                48,550

* The computation of registered holders includes record holders as well as individual positions in the Progress Plus Stock Plan.

                                   FLORIDA POWER

All of Florida Power's common stock is owned by Florida Progress, and as a result there is no established public trading market for the stock. For the past three years, Florida Power has paid quarterly dividends to Florida Progress totaling the amounts shown in the Statements of Shareholder's Equity in the Financial Statements.

Florida Power's amended articles of incorporation, and its Indenture dated as of January 1, 1944, as supplemented, under which it issues first mortgage bonds, contain provisions restricting dividends in certain circumstances. At December 31, 1997, Florida Power's ability to pay dividends was not limited by these restrictions.

ITEM 6.  SELECTED FINANCIAL DATA

                                        Annual Growth Rates
                                           (in percent)
                                            1992-1997      1997      1996      1995      1994      1993      1992
 ------------------------------------------------------------------------------------------------------------------
 FLORIDA PROGRESS CORPORATION
 Summary of operations (in millions)
      Utility revenues                           6.7     $2,448.4   $2,393.6  $2,271.7  $2,080.5  $1,957.6  $1,774.1
      Diversified revenues (continuing)         25.3        867.2      764.3     736.1     644.8     430.3     281.1
      Income from continuing operations        (21.6)        54.3      250.7     238.9     212.0     196.0     183.8
      Income (loss) from discontinued
         operations and change in accounting      -             -      (26.3)       -         -        0.6      (8.1)
      Net income                               (20.9)        54.3      224.4     238.9     212.0     196.6     175.7
 ------------------------------------------------------------------------------------------------------------------
 Balance sheet data (in millions):
      Total assets                               3.0     $5,760.0   $5,348.4  $5,550.4  $5,453.1  $5,338.0  $4,978.8

      Capitalization:
            Short-term capital                   5.3     $  230.0   $   39.0    $173.7    $ 99.9    $195.2    $177.6
            Long-term debt                       7.6      2,377.8    1,776.9   1,662.3   1,835.2   1,840.5   1,651.3
            Preferred stock                    (31.1)        33.5       33.5     138.5     143.5     148.5     216.0
            Common stock equity                   .4      1,776.0    1,924.2   2,078.1   1,984.4   1,820.5   1,737.6
 -------------------------------------------------------------------------------------------------------------------
                  Total capitalization           3.2     $4,417.3   $3,773.6  $4,052.6  $4,063.0  $4,004.7  $3,782.5
 -------------------------------------------------------------------------------------------------------------------
 Common stock data:
      Average shares outstanding (in millions)   2.6         97.1       96.8      95.7      93.0      88.3      85.4
      Earnings per share:
            Utility                             (7.1)        $1.38      $2.40     $2.27     $2.05     $2.06     $1.99
            Diversified (continuing)                          (.82)       .19       .23       .23       .16       .16
            Discontinued operations and change
              in accounting                       -              -       (.27)      -         -         .01      (.09)
            Consolidated                       (22.9)          .56       2.32      2.50      2.28      2.23      2.06
      Dividends per common share                 2.0          2.10       2.06      2.02      1.99      1.95      1.905
      Dividend payout                                       375.3%      88.9%     81.0%     87.7%     87.6%     93.0%
      Dividend yield                                          5.4%       6.4%      5.7%      6.7%      5.9%      5.9%
      Book value per share of common stock      (1.6)       $18.30     $19.84    $21.55    $20.85    $20.40    $19.85
      Return on common equity                                 2.9%      10.9%     11.8%     11.1%     11.1%     10.6%
 --------------------------------------------------------------------------------------------------------------------
      Common stock price per share:
            High                                            39 1/4     36 3/8    35 3/4    33 5/8    36 3/8    33 1/4
            Low                                             27 3/4     31 5/8    29 3/8    24 3/4    31 1/4    27 7/8
            Close                                3.8        39 1/4     32 1/4    35 3/8    30        33 5/8    32 5/8
      Price earnings ratio (year-end)                        70.1       13.9      14.2      13.2      15.1      15.8
---------------------------------------------------------------------------------------------------------------------
 Other year-end data:
      Number of employees                        1.8          7,990     7,291     7,174     7,394     7,825     7,301
---------------------------------------------------------------------------------------------------------------------

                            [CONTINUED ON NEXT PAGE]

                                        Annual Growth Rates
                                           (in percent)
                                            1992-1997      1997     1996      1995      1994      1993      1992
 ------------------------------------------------------------------------------------------------------------------
 FLORIDA POWER CORPORATION
 Electric sales (million of KWH)
      Residential                                3.3    15,079.8   15,481.4  14,938.0  13,863.4  13,372.6  12,825.8
      Commercial                                 4.2     9,257.3    8,848.0   8,612.1   8,252.1   7,884.8   7,544.1
      Industrial                                 5.2     4,187.8    4,223.7   3,864.4   3,579.6   3,380.8   3,254.5
      Total retail sales                         4.0    30,850.3   30,784.8  29,499.5  27,675.2  26,528.3  25,414.0
      Total electric sales                       4.0    33,289.9   33,492.5  32,402.6  30,014.6  28,647.8  27,375.5
---------------------------------------------------------------------------------------------------------------------
 Residential service (average annual):
      KWH sales per customer                     1.2     12,993    13,560    13,282    12,597    12,420    12,214
      Revenue per customer                       4.8     $1,115    $1,138    $1,114    $1,038      $983      $884
      Revenue per KWH                            3.5    $0.0858    $0.0839   $0.0839   $0.0824   $0.0792   $0.0724
---------------------------------------------------------------------------------------------------------------------
 Financial Data:
      Operating revenues                         6.7    $ 2448.4   $2,393.6  $2,271.7  $2,080.5  $1,957.6  $1,774.1
      Net income after dividends
        on preferred stock                      (4.6)   $  134.4   $  232.6    $217.3    $190.7    $181.5    $170.2
      Total assets                               4.2    $4,900.8   $4,264.0  $4,284.9  $4,284.5  $4,259.5  $3,980.6
      Long-term debt and preferred stock
        subject to mandatory redemption          5.8    $1,745.4   $1,296.4  $1,304.1  $1,393.8  $1,433.6  $1,318.3
      Total capitalization including
        short-term debt (in millions)            4.2    $3,727.7   $3,180.8  $3,202.2  $3,265.4  $3,240.4  $3,029.2
      Capitalization ratios:
        Short-term capital                       2.2        4.9%       0.8%      1.0%      2.8%      5.3%      4.4%
        Long-term debt                           2.8       46.8%      40.8%     39.9%     41.7%     43.1%     40.8%
        Preferred stock                        (33.8)        .9%       1.0%      4.3%      4.4%      4.6%      7.1%
        Common stock equity                      (.1)      47.4%      57.4%     54.8%     51.1%     47.0%     47.7%
      Ratio of earnings to fixed charges
        (SEC method)                            (6.5)       2.75       4.80      4.41      3.90      3.83      3.84
      Embedded cost of long-term debt           (1.4)       7.0%       7.2%      7.2%      7.1%      6.8%      7.5%
      Embedded cost of preferred stock          (8.8)       4.6%       4.6%      6.8%      6.8%      6.8%      7.3%
---------------------------------------------------------------------------------------------------------------------
 Operating Data:
  Net system capacity (MW)                       2.0       7,717     7,341     7,347     7,295     7,563     6,998
  Net system peak load (MW)                      2.9       8,066     8,807     7,722     6,955     6,729     6,982
  Capital expenditures (in millions)            (3.9)     $387.2    $217.3    $283.4    $319.5    $426.4    $472.9
  Net cash flow to capital expenditures          7.9         76%      175%      125%      103%       63%       52%
  Fuel cost per million BTU                      3.8       $2.24     $2.04     $1.69     $1.75     $1.79     $1.86
  Average number of customers                    2.1   1,314,508 1,292,075 1,271,784 1,243,891 1,214,653 1,182,170
  Number of full-time employees                 (3.7)      4,799     4,629     4,658     4,972     5,807     5,806
---------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Florida Progress' 1997 consolidated earnings from continuing operations were $54.3 million. This compares to $250.7 million in 1996 and $238.9 million in 1995. Florida Progress' 1997 operating results were negatively impacted by the extended outage of Florida Power's Crystal River nuclear plant and the provision for loss on its investment in Mid-Continent Life Insurance Company. These two events reduced Florida Progress' 1997 earnings by $200 million or $2.06 per share.

Excluding these one-time charges, Florida Progress' 1997 consolidated earnings from continuing operations were $254.3 million. This compares with $252.4 million in 1996 and $238.9 million in 1995. Florida Power earned $240.9 million in 1997 before nuclear outage costs, compared with $232.6 million in 1996 and $217.3 million in 1995. Earnings from recurring diversified operations were $13.4 million in 1997, compared with $19.8 million in 1996 and $21.6 million in 1995.

                       EARNINGS PER SHARE

                                                1997      1996      1995
---------------------------------------------------------------------------
  Florida Power Corporation                    $2.48     $2.40     $2.27
---------------------------------------------------------------------------
  Electric Fuels Corporation                     .33       .28       .25
  Mid-Continent Life Ins. Co.                     -        .02       .07
  Other                                         (.19)     (.09)     (.09)
---------------------------------------------------------------------------
  Diversified                                    .14       .21       .23
  Continuing operations before
    nonrecurring items                          2.62      2.61      2.50
  Nuclear outage costs                         (1.10)       -         -
  Loss related to
    Mid-Continent Life Ins. Co.                 (.96)       -         -
  Provision for loss on
    coal properties                               -       (.26)       -
  Gain on sale of business                        -        .24        -
---------------------------------------------------------------------------
  Total continuing operations                    .56      2.59      2.50
  Discontinued operations                         -       (.27)       -
---------------------------------------------------------------------------
  Consolidated                                $  .56     $2.32     $2.50
---------------------------------------------------------------------------

Excluding nuclear outage costs,  Florida Power's 1997 earnings per share were up
3.3 percent over 1996, primarily due to strong customer growth. During 1997, Florida Power added more than 22,000 customers. Customer growth among residential and commercial customers averaged about 2 percent in 1997 and 1996. Florida Power's Crystal River nuclear plant was out of service during 1997 to address design issues related to the plant's safety systems. As a result of the outage, Florida Power's earnings were reduced by $1.10 per share. This resulted from $100 million in additional nuclear operating and maintenance expenses and $73 million of disallowed replacement power costs. (See Item 7, "MD&A - Nuclear Outage Costs".)

In April 1997, Mid-Continent Life Insurance Company was placed in receivership over allegations that its policy reserves were inadequate. While Mid-Continent has appealed an Oklahoma district court judge's ruling to keep Mid-Continent in receivership, Florida Progress has recorded a provision for the loss on its investment in Mid-Continent as well as an accrual for legal fees for pending litigation. This resulted in a $.96 after-tax charge to 1997 earnings. (See Item 7, "MD&A - Mid-Continent Life Insurance Company".)

In 1996, Florida Progress divested Echelon International Corporation, formerly Progress Credit Corporation, through a tax-free stock dividend. This resulted in a $26.3-million charge to earnings for the write-down of certain assets of Echelon and other costs. Also in 1996, Florida Progress sold its 80-percent interest in Advanced Separation Technologies, Inc. for $56 million and realized an after-tax gain of $23.5 million, or $.24 per share.

Lastly, Electric Fuels recorded a $25.2-million after-tax charge to 1996 earnings to establish a provision for loss on its unprofitable coal properties, now available for sale. The provision was necessary because management did not consider the unfavorable market conditions for low-sulfur coal to be temporary. While significant, the one-time charges incurred in 1997 and 1996 should not affect the future earnings prospects of Florida Progress. Florida Power's growing customer base and good cost control combined with the expanding operations of Electric Fuels are the fundamental drivers of earnings growth for Florida Progress. The growth of these core businesses is forecasted to provide earnings per share growth of four to five percent annually for Florida Progress over the next five years.

The financial return on Florida Power's common equity was 13 percent in 1997 before considering nonrecurring items, compared with 12.9 percent in 1996 and
12.7 percent in 1995. Florida Power's above average customer growth and continued control over operating and maintenance costs should enable Florida Power to maintain its return on equity and continue its earnings growth while pursuing strategic initiatives designed to prepare the utility for a more competitive environment. Return on equity from the energy and transportation subsidiary was 17.3 percent in 1997, 14 percent in 1996 before its provision for loss on coal properties and 13.8 percent in 1995.

FLORIDA POWER CORPORATION

Utility Competition - Industry Restructuring

The electric utility industry is undergoing changes designed to increase competition in an industry that, since inception, has been considered a natural monopoly. Starting with the Public Utilities Regulatory Policies Act of 1978 ("PURPA") and the Energy Policy Act of 1992 ("EPA of 1992"), competition in the wholesale electric generation market has greatly increased, especially from non-utility generators of electricity.

In 1996, the FERC issued new rules on transmission service to facilitate competition in wholesale generation on a nationwide basis. The rules give greater flexibility and more choices to wholesale power customers.

The effect of these changes on the wholesale generation market has been significant. In the last five years, power supplied by non-utility generators has increased over 100 percent. From 1990 through 1995, non-utility generation capacity grew at a rate of 47 percent, compared to utility generation capacity which grew at a rate of two percent.

Electricity in Florida is supplied largely through existing generation capacity located in the state. Florida's peninsular shape and limited transmission access into the state set Florida apart from other regions of the country.

The amount of electricity that presently can be imported into Florida from adjoining states is limited to about ten percent of the total daily demand for electricity in Florida. Most of the demand for electricity is in the southern portion of the state, which increases the amount of transmission line losses when importing electricity from a generating source outside the state.

These two unique characteristics of Florida make it difficult to compete in the Florida wholesale generation market without access to generation resources within the state.

The regulatory changes described above relate to the wholesale market for electricity which is regulated by federal law. The sale of electricity to residential, commercial and industrial customers is governed by the states. To date, several states have adopted legislation that would give retail customers the right to choose their electricity provider (retail choice) and many other states are considering the issue.

California, Pennsylvania and some states in the New England region, where legislation to allow retail choice has passed, have rates that are well above the national average. In states where electricity rates are more competitive, such as Florida, there has been less incentive to push forward legislative proposals concerning retail choice.

In addition to restructuring activity in various states, there have been several industry restructuring bills introduced in Congress. A key issue concerning the passage of any industry restructuring legislation by federal lawmakers is whether the federal government has the authority to mandate legislation by the states. Several of the federal bills being considered require states to implement retail choice between 2000 and 2003.

The changes taking place in the industry today have caused many companies to develop new corporate strategies. Some of these corporate strategies include alliances, mergers with or acquisitions of other electric or gas utilities or other types of service providers including home security and telecommunications companies.

During the last five years there have been 30 mergers or acquisitions of investor-owned utilities announced, of which 11 have been completed and the others are either pending regulatory approval or have been withdrawn.

While it may be several years before retail choice exists in Florida, Florida Progress believes that retail choice will eventually exist in every state. Florida Progress has developed a corporate strategy to compete in a more competitive marketplace. Florida Progress is focused on establishing a national retail energy services business to efficiently develop new products and services for its customers.

To be successful in this market, a retail services company will likely need a sizeable number of customers in order to realize the economies of scale necessary to keep the cost of such products and services competitive. Florida Progress has set a goal of achieving a customer base of at least 10 million and will pursue this goal through joint ventures, alliances, mergers, acquisitions or some combination thereof. In September 1997, Florida Progress entered into a joint venture with two other utilities, Cinergy Corp. and New Century Energies. The joint venture, named Cadence, is a marketing alliance aimed at providing national chain account customers with a variety of energy management services and products.

An important and frequently contentious issue surrounding industry restructuring is the recovery of "stranded costs." Stranded costs include the generation assets of utilities whose value in a competitive marketplace would be less than their current book value as well as above-market purchased power commitments to QFs. States that have passed legislation for industry restructuring have provided for utilities to recover some portion of their stranded costs.

Assessing the amount of stranded costs for a utility requires various assumptions about future market conditions including the future price of electricity. For Florida Power, the single largest stranded cost issue lies with its commitments to QFs.

Florida Power is continuing to seek ways to mitigate the impact of escalating payments from contracts it was obligated to sign under provisions of the federal Public Utilities Regulatory Policies Act of 1978. (See Item 3, "Legal Proceedings", Paragraphs 1-4.)

In 1997 Florida Power reduced its purchased power commitments by over 20 percent through the buy-out of the Tiger Bay purchased power contracts.

Utility Revenues and Sales

Florida Power's operating revenues were $2.4 billion in 1997 and 1996, compared to $2.3 billion in 1995.

The utility's retail kilowatt-hour sales were essentially level in 1997 when compared to 1996. The lack of sales growth was due primarily to milder weather in 1997 than 1996. Kilowatt-hour sales in 1996 were up 2.9 percent when compared to 1995.

Normally, Florida Power's revenues are heavily influenced by weather, especially among residential customers. However in 1995, Florida Power, as ordered by the Florida Public Service Commission, began a three-year test of residential revenue decoupling. This ratemaking concept is designed to eliminate the direct link between kilowatt-hour sales and revenues. Under revenue decoupling, abnormal weather does not impact earnings from residential sales, which represents the single-largest customer group for Florida Power. A change in customer usage due to extreme heating or cooling conditions would not have a material effect on Florida Power's earnings, whereas customer growth and higher usage due to nonweather-related factors can affect earnings.

Over the three-year period, the earnings impact of residential revenue decoupling was not material. As of December 31, 1997, the cumulative adjustment to revenues was a reduction of less than $.5 million. Florida Power does not intend to seek approval to use residential revenue decoupling beyond 1997. The termination of residential revenue decoupling will likely result in Florida Power's earnings being subject to greater fluctuation due to changes in weather. (See Note 1 "Summary of Significant Accounting Policies", Notes to the Financial Statements.)

Fuel and Purchased Power

Fuel and purchased power costs are recovered primarily through an adjustment recovery clause established by state and federal regulators. Fluctuations in these costs have little impact year to year on net income, but could become increasingly important in a more competitive environment.

Factors   influencing   fuel  and  purchased  power  costs  include  demand  for
electricity, the availability of generating plants and the price of electricity purchased from QFs and other utilities.

Total fuel and purchased power expenses for 1997, including amounts incurred as a result of the nuclear outage, were up $80.7 million over 1996 due largely to the extended outage of Florida Power's Crystal River nuclear plant. The outage forced Florida Power to replace nuclear generation with other, higher-cost replacement power. (See "Extended Nuclear Outage Costs" contained herein.)

In 1996, fuel and purchased power expenses increased $73.5 million compared to 1995. This was due to increased purchased power costs and higher system requirements.

The nuclear plant is not scheduled to be taken out of service until 1999, which will be for refueling. Having the nuclear plant in service for most of 1998 should help lower Florida Power's fuel and purchased power costs for 1998 when compared to 1997. (See Item 7, "MD&A - Extended Nuclear Outage Costs".)

As mentioned above, a key factor influencing Florida Power's purchased power costs are the prices paid to QFs for electricity. Currently, Florida Power receives 831 megawatts of total capacity from QFs. This amount is down 220 megawatts from 1996 due to the buy-out of the Tiger Bay purchased power contracts. (See Item 7, "MD&A - Impact of Tiger Bay Buy-Out".)

In addition to the Tiger Bay buy-out, the FPSC approved Florida Power's buy-out of the last four years and seven months of a cogeneration contract between Florida Power and Pasco Cogen Ltd.

In 1997, Florida Power spent $233.6 million for purchased power under all cogeneration contracts. This represented approximately 23% of system fuel and purchased power expenses for the year.

Costs associated with those contracts raised Florida Power's system average cost for generation in 1997 and 1996, and this trend is expected to continue based on the contracts currently in place and the escalating payment schedules associated with each contract.

Florida Power will continue its effort to mitigate the impact of escalating payments from its purchased power contracts. Under the provisions of PURPA, Florida Power was obligated to sign contracts with those QFs.

Florida Power's present strategy is to pursue opportunities to buy-down or buy-out those contracts whose prices are projected to be above future market prices.

While this strategy requires paying higher amounts in the short-term, the long-term benefit to customers can be significant. Long-term savings to customers resulting from the buy-out of the Tiger Bay purchased power contracts are estimated to be more than $2 billion over the next 30 years.

Other Utility Expenses

Utility operation and maintenance expenses increased by $8.9 million in 1997 exclusive of nuclear outage costs. The increase was due primarily to costs associated with planned fossil plant outages and expenditures designed to improve reliability and customer service.

In 1996, operation and maintenance expenses increased by $19.7 million when compared with the previous year, primarily due to additional costs associated with the outage of the nuclear plant as well as expenses related to improving service and reliability.

Cost control is a primary focus of each strategic business unit at Florida Power as each looks for ways to efficiently meet its customers' needs. This has resulted in Florida Power's recurring operation and maintenance costs growing at an annual rate below inflation since 1994.

It is one of management's goals to continue to limit increases in operation and maintenance costs to less than the national inflation rate.

Recoverable energy conservation program costs increased by $4.4 million in 1997 over 1996. In 1996 these costs decreased by $21.4 million from the previous year due to a reduction in the credits paid to customers who participated in Florida Power's load management program.

The change had no significant impact on earnings because Florida Power recovers substantially all of these costs through a clause in electric rates similar to the fuel adjustment clause. Florida Power does not expect the level of energy conservation costs to vary materially in the future from the 1997 expenditure level since little growth is forecast for this program.

In 1997, Florida Power wrote-off approximately $20 million of contract termination costs related to the Tiger Bay buy-out. In 1996, Florida Power amortized approximately $31 million related to two oil-fired power plants and a canceled transmission line.

Extended Nuclear Outage Costs

In September 1996, Florida Power's Crystal River nuclear plant was taken out of service to fix an oil pressure problem in the main turbine. When the repairs were completed in October 1996, Florida Power decided to keep the plant shut down to address certain backup safety system design issues.

The NRC had been critical of the plant's overall performance in 1996 and in January 1997 placed the nuclear plant on its "Watch List" as a plant whose operations would be monitored closely until Florida Power demonstrates a period of improved performance. In March 1997, the NRC outlined necessary actions Florida Power must complete before returning the nuclear plant to service.

In late January 1998, Florida Power notified the NRC that it had completed all of the requirements and was subsequently granted permission to restart the plant. Florida Power's Crystal River nuclear plant returned to service in February 1998.

Florida Power's operating results for 1997 were significantly impacted by the costs associated with the extended outage. These costs included $100 million in additional operation and maintenance expenses and approximately $173 million in replacement power costs. Capital expenditures related to the outage were $42 million in 1997.

In June 1997, the FPSC approved a settlement agreement between Florida Power and several parties who objected to Florida Power recovering replacement power costs resulting from the extended outage.

The settlement allows Florida Power to recover, through rates charged to customers, approximately $38 million of $174 million of replacement power costs incurred from September 1996 through December 1997. Florida Power can begin recovering the $38 million once the plant has been operating at 100-percent power for 14 consecutive days. Of the remaining $136 million, $63 million was recorded as a regulatory asset and is being amortized over four years. The remaining $73 million was expensed in 1997 and, along with the $100 million of additional operation and maintenance costs, is classified as "Extended Nuclear Outage Costs" on the consolidated statements of income. The amortization of the

$63-million regulatory asset is being recovered by the suspension of an annual accrual for fossil plant dismantlement costs for a period of up to four years.

Actual replacement power costs incurred in 1998 prior to the nuclear plant's return to service will be expensed as incurred.

The settlement agreement also provided that, for purposes of monitoring Florida Power's earnings, the FPSC would exclude the nuclear outage costs when assessing Florida Power's regulatory return on equity. Florida Power is currently allowed to earn between 11 and 13 percent on its common equity. By excluding these outage costs, Florida Power's future earnings capacity will not be penalized for the one-time charge for outage costs.

Impact of Tiger Bay Buy-Out

In July 1997, Florida Power bought-out the purchased power contracts related to Tiger Bay, a 220-megawatt cogeneration facility. In addition to buying-out the purchased power contracts, Florida Power acquired the 220-megawatt facility. Costs associated with the termination of the purchased power contracts and the acquisition of the facility totaled $445 million. Tiger Bay was Florida Power's largest cogeneration supplier, representing more than 20-percent of Florida Power's total capacity received from QFs. The purchase was funded primarily through the issuance of medium-term notes with maturities ranging from two to 10 years at interest rates between six and seven percent.

The FPSC-approved purchase allowed Florida Power to record a regulatory asset of approximately $350 million for contract termination costs and add $75 million to its electric plant.

Florida Power continues to collect from customers an amount equal to what it would have been allowed to recover for capacity and energy payments made in accordance with the original Tiger Bay purchased power contract. Based on the contract's capacity payment schedule, Florida Power should recover enough revenues by the year 2008 to fully amortize the regulatory asset and related interest charges.

The Tiger Bay expenses including operation and maintenance, depreciation, interest and property taxes are expected to be absorbed through Florida Power's growing base revenues. These additional expenses are expected to be about $20 million annually. The utility's base revenues increase largely from the addition of new retail customers, particularly residential customers.

DIVERSIFIED OPERATIONS

In 1997, Florida Progress established a provision for loss on its $87 million investment in Mid-Continent Life Insurance Company and accrued for litigation costs. (See Item 7, "MD&A - Mid-Continent Life Insurance Company".) In 1996, Florida Progress made two restructuring decisions that had a significant impact on earnings from diversified operations. The spin-off of Echelon resulted in a $26.3-million after-tax charge to earnings while the sale of Advanced Separation Technologies contributed an after-tax gain of $23.5 million. Another item that affected 1996 diversified earnings was the provision for loss on unprofitable coal properties owned by Electric Fuels. This resulted in an after-tax charge of $25.2 million.

The actions taken to restructure its diversified operations reflect management's commitment to establishing a diversified group of businesses more closely aligned to its core utility operations.

Electric Fuels Corporation

Electric Fuels, Florida Progress' energy and transportation subsidiary, has three principal business units: energy and related services, inland marine transportation, and rail services. Florida Progress continues to build on Electric Fuels' existing operations through internal expansion and by pursuing new market opportunities, primarily with its inland marine transportation and rail services units.

Over the last five years Electric Fuels has grown significantly:

                                                            Five-Year
                1993    1994    1995     1996     1997     Growth Rate
                            (In millions)

Revenues       $ 581   $ 784    $ 844    $ 881   $1,037      17.4%
Earnings       $14.9   $22.6    $24.0    $27.1*  $ 32.1      21.6%
Assets         $ 397   $ 489    $ 574    $ 620   $  799      19.4%

*Before provision for loss on coal properties

Most of the growth of Electric Fuels has come from acquisitions in its rail services business unit and expansion of the inland marine barge fleet.

During 1997 and 1996, Progress Rail expanded its operations through acquisitions of railcar wheel shops, rail welding, and rail anchor manufacturing operations, railcar leasing and metal recycling operations. Over this period Progress Rail's acquisitions totaled nearly $71 million.

Today, Progress Rail is one of the largest integrated suppliers of rail services in the United States, with locations in 16 states. Revenues from rail services in 1997 were $476.3 million, an increase of $122.6 million or 35 percent over 1996. The increase reflects the expansion of these operations as well as an increase in demand for rail services as railroads continue outsourcing certain service and repair needs.

Expansion of MEMCO, Electric Fuels' inland marine transportation unit, has been achieved primarily through the purchase of river barges. MEMCO's fleet of barges, which hauls coal, agricultural products and other dry bulk products along the Ohio and lower Mississippi rivers, totaled approximately 900 at the end of 1997. During 1997 and 1996 MEMCO added approximately 300 new high-capacity river barges to its fleet and plans to purchase 200 additional barges and two new towboats in 1998.

Further expansion of the barge fleet depends largely on the future demand for barge capacity and MEMCO's ability to secure long-term contracts for hauling. MEMCO's objective is to maintain at least 70 percent of its barge capacity under long-term contracts. The remaining capacity is used to take advantage of new market opportunities as they arise.

Electric Fuels' energy and related services business unit includes coal operations, river terminal services and off-shore marine transportation. Annual sales of coal average about 12 million tons of which five to six million tons are sold to Florida Power. In 1997, increased tonnage of coal transported by Electric Fuels' energy and related business unit resulted in improved earnings compared to 1996. In December 1996, Electric Fuels established a provision for loss on certain coal properties after it determined that depressed market conditions for low-sulfur coal were not temporary. The impact of the write-down was a one-time after-tax charge to earnings of $25.2 million.

Electric Fuels' business plan for its coal operations includes supplying Florida Power with high-quality, competitively-priced coal and increasing output from company-operated mines which can be directed to more profitable niche markets. Earnings from Electric Fuels in 1997 were $32.1 million, up $5 million over 1996 earnings before the provision for loss on unprofitable coal properties. Although Electric Fuels' earnings continued to grow at a double-digit rate, 1997 earnings were lower than Electric Fuels' target for the year because of March floods along the Ohio and Mississippi rivers that temporarily disrupted barge traffic and terminal services.

Partially offsetting the impact of the floods were increased earnings from rail services and the energy and related services business units. Acquisitions and higher production at a trackworks facility contributed to the improved results at Progress Rail. Increased coal deliveries to Florida Power's Crystal River coal units resulted in higher volumes of coal transported by the energy and related services division.

The higher volume was due largely to increased coal requirements of Florida Power's coal-fired plants. The lack of availability of its nuclear plant in 1997 forced Florida Power to increase the generation of its coal plants.

Mid-Continent Life Insurance Company

When Mid-Continent was acquired in 1986, it sold a popular, low-priced death-benefit insurance policy. In 1996, Mid-Continent replaced this policy with a new product after it was determined that premiums on the old policy would have to be raised.

Mid-Continent   was  hoping  to  rebuild  market  share  and  achieve  increased profitability with the new product, but sales did not meet management's expectations. In December 1996, Mid-Continent reduced its work force in an effort to compete on a more focused and cost-efficient basis and was developing a plan to raise premiums on its prior low-priced death benefit policy.

The business plan would increase premiums and lower dividends so that a projected reserve shortfall in 2020 could be avoided. Mid-Continent discussed the outline of its plan with the Insurance Commissions of both Texas and Oklahoma, states where the majority of Mid-Continent's policyholders reside.

On April 14, 1997, the Oklahoma Commissioner obtained approval from the Oklahoma County District Court to temporarily seize control of the operations of Mid-Continent. The Commissioner claimed that Mid-Continent's policy reserves were currently understated and that Mid-Continent could not raise premiums to address this issue.

During hearings on this matter, the Commissioner's actuary conceded that if Mid-Continent could raise premiums, it was not insolvent. Although the judge agreed with Mid-Continent that it had the right to raise premiums, in May he ordered Mid-Continent to remain in receivership. Both sides appealed the decision to the Oklahoma Supreme Court.

In December 1997, the Commissioner filed a lawsuit against Florida Progress and certain directors and officers making a number of allegations and seeking access to Florida Progress' assets to satisfy policy holder and creditor claims.

On February 13, 1998, the Commissioner filed with the court a "report Regarding Rehabilitation Plan". This report did not put forward a serious rehabilitation plan, but rather stated that the Commissioner has filed a petition seeking recovery of damages from Florida Progress and certain directors and officers, the proceeds of which would be used to offset the alleged reserve deficiencies.

On February 26, 1998, the defendants filed motions to dismiss the petition and Mid-Continent filed a response to the report regarding the Commissioner's rehabilitation plan and requested approval of its proposed plan of rehabilitation. Mid-Continent's proposed rehabilitation plan presents a multi-faceted approach to rehabilitation, including raising premiums. A hearing before the court has been set on March 17, 1998, for the proposed rehabilitation plans. A hearing before the court has been set on the motions to dismiss on April 17, 1998.

Florida Progress intends to vigorously defend itself and other defendants against these charges and support Mid-Continent in its efforts to gain the court's approval of its rehabilitation plan.

The actions taken by the Commissioner significantly impacted Mid-Continent's business plan for addressing its projected reserve deficiency, leading Florida Progress to conclude that the full amount of its $86.9 million investment in Mid-Continent at December 31, 1997 was impaired. As a result, Florida Progress recorded a provision for loss on its investment in December 1997 and accrued for estimated legal costs, resulting in a $.96 per share reduction to 1997 earnings.

Other

Florida Progress does not anticipate incurring significant costs related to modifications of Florida Progress' information systems to prepare for the year 2000. In addition, Florida Progress expects to complete the modifications on time.

Florida Progress has adopted several new accounting standards during the last three years. (See Note 1 "Summary of Significant Accounting Policies", Notes to the Financial Statements.)

Florida Power and a former company subsidiary have been notified by the U.S. Environmental Protection Agency that each is or may be a potentially responsible party for the cleanup costs of several contaminated sites. (See Note 11 "Commitments and Contingencies", Notes to the Financial Statements.)

Florida Progress has off-balance sheet risk related to debt of unconsolidated partnerships. (See Note 11 "Contingencies", Notes to the Financial Statements.) Florida Power entered into a single forward treasury lock agreement in 1997 to effectively fix the treasury rate component of an anticipated issuance of medium-term notes. (See Note 2 "Financial Instruments", Notes to the Financial Statements.)

Florida Progress is involved in other litigation as described in Note 11, "Commitments and Contingencies", Notes to the Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash from operations has been the primary source of capital for Florida Progress. Other sources of capital over the last three years include proceeds from the sales of properties and businesses, debt financing, issuance of common stock and the orderly withdrawal from Florida Progress' lending and leasing and real estate portfolio.

Florida Progress has issued new equity in recent years primarily to fund Florida Power's construction program. Florida Power is forecasting lower construction expenditures in the years ahead. The utility does not expect construction to require any significant increase in equity or debt over the next five years. Because of the reduced equity requirements, the dividend reinvestment plan began purchasing shares in the open market instead of issuing new shares beginning in July 1996.

For the first half of 1996 and for all of 1995 approximately $57 million of new equity was issued through Florida Progress' dividend reinvestment plan.

Florida Progress contributed $12.5 million in 1996 and $50 million in 1995 to Florida Power from the proceeds of the dividend reinvestment plan. These funds were used to further strengthen Florida Power's financial position.

Florida Progress' capital structure as of December 31, 1997, was 40.2 percent common equity, 59 percent debt and .8 percent preferred stock of Florida Power. On December 31, 1996, Florida Progress' capital structure was 51 percent common equity, 48.1 percent debt and .9 percent preferred stock. The increase in debt in 1997 over 1996 is due primarily to the buy-out of the Tiger Bay purchased power contracts. Florida Progress' current goal is to maintain capital structures for its utility and diversified operations at levels that will enable its subsidiaries to preserve their current credit ratings.

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

Progress Capital Holdings, Inc.
  Medium-term notes              A           A2
  Commercial paper               A-1         P-1

Florida Power Corporation

Florida Power's construction expenditures in 1997 totaled about $387 million. This was primarily for distribution lines related to the utility's growing customer base and the construction of a new 470-megawatt power plant scheduled to begin commercial operation in the fall of 1998. Florida Power's five-year construction program totals $1.2 billion for the 1998-2002 forecast period. It includes planned expenditures of $294 million, $263 million, $210 million, $268 million and $204 million for 1998 through 2002. Florida Power expects these construction expenditures will be financed primarily with internally generated funds.

In July 1997, Florida Power issued $450 million of medium-term notes primarily to finance the buy-out of purchased power contracts associated with the 220-megawatt Tiger Bay cogeneration facility. (See Item 7, "MD&A - Impact of Tiger Bay Buy-Out".)

In February 1998, Florida Power announced that it would redeem in March 1998 all of its outstanding $150 million principal amount of First Mortgage Bonds, 8 5/8% series due November 2021, at a redemption price of 105.17% of the principal amount thereof, together with accrued interest. Substantially all of the redemption will be funded using the proceeds from the issuance of $150 million of medium-term notes in February 1998. The notes bear an interest rate of 6 3/4%, and will mature in February 2028.

Amendments to the Clean Air Act in 1990 require electric utilities to reduce sulfur dioxide emissions. Florida Power is meeting these requirements with minimal capital expenditures. (See Item 1, "Business - Environmental Matters".)

In 1997, Florida Power's net cash flow to capital expenditures was 76 percent. In addition to funding its construction commitments with cash from operations, Florida Power receives equity from Florida Progress and accesses the capital markets through the issuance of commercial paper, medium-term notes and first mortgage bonds.

Florida Power has a medium-term note program, providing for the issuance of either fixed or floating interest rate notes, with maturities that may range from nine months to 30 years. Florida Power has available for issuance $250 million of medium-term notes, after the issuance of the $150 million of medium-term notes in February 1998.

Florida Power's interim financing needs are funded primarily through its commercial paper program. Florida Power has a $300 million, 364-day revolving bank credit facility and a $200 million five-year facility, which are used to back up commercial paper. (See Note 6 "Debt", Notes to the Financial Statements.)

In 1997, debt levels increased at Florida Power largely due to the costs associated with the extended nuclear outage and the buy-out of the Tiger Bay purchased power contracts. Florida Power used additional cash generated by operations to redeem $105 million of preferred stock in 1996 and reduced total debt levels by about $145 million in 1995.

Florida Power's embedded cost of long-term debt was 7.0% as of December 31, 1997 and 7.2% as of December 31, 1996.

Diversified Operations

Progress Capital Holdings, Inc., the downstream holding company of Florida Progress, consolidates the collective financial strength of Florida Progress' diversified operations and, with the benefit of a guaranty and support agreement with Florida Progress, helps to lower the cost of capital of the diversified businesses. Progress Capital funds diversified operations primarily through the issuance of commercial paper and medium-term notes.

Progress Capital has a medium-term note program for the issuance of either fixed or floating interest rate notes, with maturities that may range from nine months to 30 years. In 1997 and 1996, Progress Capital issued $35 million and $178 million of medium-term notes, respectively, with maturities ranging from five to 10 years, leaving $87 million of medium-term notes available for issuance. The proceeds were primarily used to repay maturing medium-term notes and for other corporate purposes.

Progress Capital has two revolving bank credit facilities: a 364-day, $100-million facility and a five-year, $300-million facility. These facilities are in place to provide back up for Progress Capital's $400 million commercial paper program. (See Note 6 "Debt", Notes to the Financial Statements.) Progress Capital also has an uncommitted $75 million discretionary line of credit that expires on December 31, 1998, which is used for general corporate purposes.

In 1997, total diversified capital expenditures were about $120 million, primarily for operations at Electric Fuels. During 1997, approximately $50 million was for the purchase of barges and towboats and $23.3 million for acquisitions by Progress Rail. In 1996, Progress Capital received net proceeds of $53 million from the sale of Advanced Separation Technologies and expended $54 million related to acquisitions made by Electric Fuels or its affiliates.

In 1998, diversified capital expenditures are expected to be $125 million and are designated for operations of Electric Fuels. The inland marine transportation unit plans to add approximately 200 new barges and two new towboats in 1998 as it continues to take advantage of market opportunities to expand its business.

Electric Fuels' rail services unit is expected to continue to grow by expanding geographically into the Midwest and western markets. These expenditures are expected to be funded through cash generated internally and from outside financing sources.

Dividend Policy

Florida Progress evaluates its dividend policy on an annual basis to ensure that the dividend payout and dividend rate are appropriate given the business plan, projected earnings growth and outlook for the electric utility industry. Florida Progress' five-year business plan forecasts sustained earnings growth of 4 to 5 percent annually, a key factor in determining dividend policy.

FORWARD-LOOKING STATEMENTS

In this report, Florida Progress has projected sustained earnings per share growth of 4 to 5 percent annually over the next five years, indicated that confidence in earnings growth remains a key factor in determining dividend policy, and established a goal to develop a national retail energy business that provides access to at least 10 million customers. Florida Progress has indicated that it believes that retail choice eventually will exist in every state, and that Florida Power's above average customer growth and continued control over operating and maintenance costs should enable it to maintain its return on equity and continue its earnings growth while pursuing strategic initiatives designed to prepare the utility for a more competitive environment. Florida Progress also has projected expansion of Electric Fuels, and indicated that it will vigorously defend itself against a lawsuit related to Mid-Continent, which Florida Progress believes is without merit.

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

If Florida Progress' projections and estimates regarding the economy, the electric utility industry and key factors differ materially from what actually occurs, or if various proceedings have unfavorable outcomes, Florida Progress' actual results could vary significantly from the performance projected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Florida Progress is exposed to changes in interest rates primarily as a result of its borrowing activities.

A hypothetical 59 basis point increase in interest rates (10% of Florida Progress' weighted average interest rate) affecting its variable rate debt ($714.8 million at December 31, 1997) would have an immaterial effect on Florida Progress' pre-tax earnings over the next fiscal year. A hypothetical 10% decrease in interest rates would also have an immaterial effect on the estimated fair value of Florida Progress' long-term debt at December 31, 1997.

Florida Power entered into a single forward treasury lock agreement in 1997 to effectively fix the treasury rate component for an anticipated issuance of medium-term notes. The treasury lock agreement was terminated in conjunction with the issuance of the Florida Power 6 3/4% medium-term notes, at an immaterial loss to Florida Power, which will be deferred and recognized as an adjustment to interest expense over the life of the new notes. (See Note 2 "Financial Instruments," Notes to the Financial Statements.)

Commodity Price Risk

Florida Progress is exposed to commodity price risk due to changes in market conditions for fuel and purchased power at Florida Power and coal sales at EFC. Under current regulatory treatment, Florida Power recovers changes in these fuel and purchased power prices through its fuel adjustment clause, with no effect on earnings. A 10% change in the market price of coal at EFC would have an immaterial effect on the earnings of Florida Progress.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITORS' REPORT

To the Shareholders of Florida Progress Corporation and Florida Power Corporation:

We have audited the accompanying consolidated balance sheets of Florida Progress Corporation and subsidiaries, and of Florida Power Corporation, as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the financial statements, we also have audited the financial statement schedules listed in
Item 14 therein. These financial statements and financial statement schedules are the responsibility of the respective managements of Florida Progress Corporation and Florida Power Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida Progress Corporation and subsidiaries, and Florida Power Corporation, as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/KPMG Peat Marwick LLP
---------------------------
KPMG Peat Marwick LLP
St. Petersburg, Florida

January 26, 1998

                                FLORIDA PROGRESS
                         Consolidated Financial Statements

FLORIDA PROGRESS CORPORATION
Consolidated  Statements of Income
For the years ended  December 31, 1997,  1996 and 1995
(In millions, except per share amounts)

                                                 1997      1996      1995
                                               --------- --------- ---------
REVENUES:
   Electric utility                            $2,448.4  $2,393.6  $2,271.7
   Diversified                                    867.2     764.3     736.1
                                               --------- --------- ---------
                                                3,315.6   3,157.9   3,007.8
                                               --------- --------- ---------
EXPENSES:
   Electric utility:
      Fuel                                        458.1     409.7     431.3
      Purchased power                             490.6     531.6     436.5
      Energy conservation cost                     67.0      62.6      84.0
      Operation and maintenance                   422.3     413.4     393.7
      Extended nuclear outage -
        O&M and replacement power costs           173.3        -         -
      Depreciation                                325.9     324.2     293.7
      Taxes other than income taxes               193.6     183.6     176.2
                                              ---------- --------- ---------
                                                2,130.8   1,925.1   1,815.4
                                              ---------- --------- ---------
   Diversified:
      Cost of sales                               753.9     642.9     624.6
      Provision for loss on coal properties          -       40.9        -
      Loss related to life insurance subsidiary    97.6        -         -
      Other                                        60.7      66.6      58.9
                                              ---------- --------- ---------
                                                  912.2     750.4     683.5
                                              ---------- --------- ---------
INCOME FROM OPERATIONS                            272.6     482.4     508.9
                                              ---------- --------- ---------
INTEREST EXPENSE AND OTHER:
   Interest expense                               158.7     135.9     139.4
   Allowance for funds used during
     construction                                  (9.7)     (7.5)     (7.3)
   Preferred dividend requirements
     of Florida Power                               1.5       5.8       9.7
   (Gain) on sale of business                        -      (44.2)       -
   Other expense (income), net                      1.4      (4.2)     (9.9)
                                              ---------- --------- ---------
                                                  151.9      85.8     131.9
                                              ---------- --------- ---------
INCOME FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                         120.7     396.6     377.0
   Income taxes                                    66.4     145.9     138.1
                                              ---------- --------- ---------
INCOME FROM CONTINUING OPERATIONS                  54.3     250.7     238.9
DISCONTINUED OPERATIONS, NET OF INCOME TAXES         -      (26.3)       -
                                              ---------- --------- ---------
NET INCOME                                    $    54.3  $  224.4  $  238.9
                                              ========== ========= =========
AVERAGE SHARES OF COMMON STOCK OUTSTANDING         97.1      96.8      95.7
                                              ========== ========= =========
EARNINGS PER AVERAGE COMMON SHARE:
   Continuing operations                      $      .56 $    2.59 $    2.50
   Discontinued operations                           -        (.27)      -
                                              ---------- --------- ---------
                                              $      .56 $    2.32 $    2.50
                                              ========== ========= =========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
December 31, 1997 and 1996
(Dollars in millions)

                                                          1997       1996
                                                        ---------  ---------
ASSETS

PROPERTY, PLANT AND EQUIPMENT:
   Electric utility plant in service and
     held for future use                                $6,166.8   $5,965.6
   Less:  Accumulated depreciation                       2,511.0    2,335.8
          Accumulated decommissioning
            for nuclear plant                              223.7      193.3
          Accumulated dismantlement for fossil plants      128.5      119.6
                                                        ---------  ---------
                                                         3,303.6    3,316.9
   Construction work in progress                           279.4      140.3
   Nuclear fuel, net of amortization of $356.7
     in 1997 and 1996                                       66.5       59.9
                                                        ---------  ---------
     Net electric utility plant                          3,649.5    3,517.1
   Other property, net of depreciation of $219.3
     in 1997 and $173.8 in 1996                            437.7      309.3
                                                        ---------  ---------
                                                         4,087.2    3,826.4
                                                        ---------  ---------
CURRENT ASSETS:
   Cash and equivalents                                      3.1        5.2
   Accounts receivable, net                                373.7      265.0
   Inventories, primarily at average cost:
     Fuel                                                   77.6       67.1
     Utility materials and supplies                         91.9       95.4
     Diversified materials                                 126.8      125.5
   Underrecovery of fuel costs                              34.5       82.6
   Income taxes receivable                                  16.8         -
   Other                                                    50.9       48.2
                                                        ---------  ---------
                                                           775.3      689.0
                                                        ---------  ---------
OTHER ASSETS:
   Investments:
     Loans receivable, net                                  24.0       68.1
     Marketable securities                                    -       217.9
     Nuclear plant decommissioning fund                    266.7      207.8
     Joint ventures and partnerships                        54.6       41.9
   Deferred insurance policy acquisition costs                -       120.9
   Deferred purchased power contract termination costs     348.2         -
   Other                                                   204.0      176.4
                                                       ----------  ---------
                                                           897.5      833.0
                                                       ----------  ---------
                                                        $5,760.0   $5,348.4
                                                       ==========  =========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
December 31, 1997 and 1996
(Dollars in millions)

                                                         1997      1996
                                                       --------  --------
CAPITAL AND LIABILITIES

COMMON STOCK EQUITY:
   Common stock without par value, 250,000,000
     shares authorized, 97,062,954 shares
     outstanding in 1997 and 97,007,182 in 1996       $1,209.0   $1,208.3
   Retained earnings                                     567.0      716.5
   Unrealized loss on securities available
     for sale                                               -         (.6)
                                                      ---------  --------
                                                       1,776.0    1,924.2
CUMULATIVE PREFERRED STOCK OF FLORIDA POWER:
   Without sinking funds                                  33.5       33.5

LONG-TERM DEBT                                         2,377.8    1,776.9
                                                      ---------  --------

TOTAL CAPITAL                                          4,187.3    3,734.6
                                                      ---------  --------
CURRENT LIABILITIES:
   Accounts payable                                      253.2      193.2
   Customers' deposits                                    97.1       81.8
   Taxes payable                                          12.0       41.2
   Accrued interest                                       56.8       48.3
   Other                                                  74.8       78.5
                                                      ---------  --------
                                                         493.9      443.0
   Notes payable                                         214.8        4.1
   Current portion of long-term debt                      15.2       34.9
                                                      ---------  --------
                                                         723.9      482.0
                                                      ---------  --------

DEFERRED CREDITS AND OTHER LIABILITIES:
   Deferred income taxes                                 471.2      475.4
   Unamortized investment tax credits                     85.7       93.5
   Insurance policy benefit reserves                        -       325.3
   Other postretirement benefit costs                    107.4      100.0
   Other                                                 184.5      137.6
                                                      ---------  --------
                                                         848.8    1,131.8
                                                      ---------  --------
COMMITMENTS AND CONTINGENCIES (Note 11)
                                                      ---------  --------
                                                      $5,760.0   $5,348.4
                                                      =========  ========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Cash Flows
For the years ended  December  31, 1997, 1996 and 1995
(In millions)

                                                                           1997     1996     1995
                                                                         -------   ------   ------
OPERATING ACTIVITIES:
   Income from continuing operations                                     $  54.3   $250.7   $238.9
   Adjustments for noncash items:
     Depreciation and amortization                                         364.2    366.7    352.7
     Extended nuclear outage - replacement power cost                       73.3       -        -
     Provision for loss on investment in life insurance subsidiary          86.9       -        -
     Gain on sale of business                                                 -     (44.2)      -
     Provision for loss on coal properties                                    -      40.9       -
     Deferred income taxes and investment tax credits, net                 (30.7)   (56.6)   (38.0)
     Increase in accrued post-employment benefit costs                       8.6     15.5     16.8
     Net change in deferred insurance policy acquisition costs              (1.7)   (14.5)   (14.5)
     Net change in insurance policy benefit reserves                        52.7     60.3     42.5
     Changes in working  capital,  net of effects  from  acquisition  or sale of businesses:
          Accounts receivable                                             (108.3)    35.4    (35.2)
          Inventories                                                        2.2    (10.9)   (29.1)
          Overrecovery (underrecovery) of fuel cost                        (33.1)   (82.3)     1.5
          Accounts payable                                                  58.3     21.6     16.4
          Taxes payable                                                    (47.1)    21.0     (7.6)
          Other                                                              1.2    (13.5)    29.0
     Other operating activities                                            (38.2)   (19.2)     7.3
                                                                         --------   ------   ------
       Cash provided by continuing operations                              442.6    570.9    580.7
                                                                         --------   ------   ------
       Cash used by discontinued operations                                   -      (8.9)   (17.6)
                                                                         --------   ------   ------
                                                                           442.6    562.0    563.1
                                                                         --------   ------   ------
INVESTING ACTIVITIES:
   Property additions (including allowance for borrowed funds used
     during construction)                                                 (513.6)  (264.0)  (331.4)
   Purchase of loans and securities, net                                   (11.0)   (70.4)   (28.9)
   Acquisition of businesses                                               (32.7)   (53.8)    (9.2)
   Cogeneration facility acquisition and contract termination costs       (445.0)      -        -
   Proceeds from sales of properties and businesses                         24.3     61.1     13.1
   Investing activities of discontinued operations                            -      56.5     69.8
   Other investing activities                                              (52.7)   (37.0)   (15.0)
                                                                         --------   ------   ------
                                                                        (1,030.7)  (307.6)  (301.6)
                                                                         --------   ------   ------
FINANCING ACTIVITIES:
   Issuance of long-term debt                                              482.8    178.0       -
   Repayment of long-term debt                                             (34.9)  (190.4)   (45.8)
   Increase (decrease) in commercial paper with long-term support          130.6    (15.3)     1.0
   Redemption of preferred stock                                              -    (106.4)    (5.0)
   Sale of common stock                                                       -      18.5     38.4
   Equity contributions to discontinued operations                            -     (23.7)      -
   Dividends paid on common stock                                         (203.8)  (199.5)  (193.4)
   Increase (decrease) in short-term debt                                  210.8      4.1    (55.3)
   Financing activities of discontinued operations                            -      85.2     (9.7)
   Other financing activities                                                 .5     (4.0)    (1.2)
                                                                         --------   ------   ------
                                                                           586.0   (253.5)  (271.0)
                                                                         --------   ------   ------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                             (2.1)      .9     (9.5)
   Beginning cash and equivalents                                            5.2      4.3     13.8
                                                                         --------   ------   ------
ENDING CASH AND EQUIVALENTS                                              $   3.1   $  5.2   $  4.3
                                                                         ========   ======   ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest (net of amount capitalized)                                $ 142.7   $128.7   $135.5
     Income taxes (net of refunds)                                       $ 141.7   $189.3   $214.7

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 1997, 1996 and 1995
(Dollars in millions,  except per share amounts)


                                                                                                 Cumulative
                                                                               Unrealized      Preferred Stock
                                                                                  Gain         of Florida Power
                                                                               (Loss) on       ----------------
                                                                               Securities      Without    With
                                                      Common       Retained    Available       Sinking  Sinking
                                                      Stock        Earnings     for Sale        Funds    Funds
                                                    -----------------------------------------------------------
Balance, December 31, 1994                          $1,148.1        $842.9      $ (6.6)        $113.5    $30.0

Net income                                                           238.9
Common stock issued - 1,245,267 shares                  39.5
Cash dividends on common stock ($2.02 per share)                    (193.4)
Unrealized gain on marketable securities                                           8.7
Preferred stock redeemed - 50,000 shares                                                                  (5.0)
------------------------------------------------------------------------------------------------------------------
Balance December 31, 1995                            1,187.6         888.4         2.1          113.5     25.0

Net income                                                           224.4
Common stock issued - 586,555 shares                    20.7
Echelon International stock dividend                                (194.5)
Cash dividends on common stock ($2.06 per share)                    (199.5)
Unrealized loss on marketable securities                                          (2.7)
Preferred stock redeemed - 1,050,000 shares                           (2.3)                     (80.0)   (25.0)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                           1,208.3         716.5          (.6)          33.5      -

Net income                                                            54.3
Common stock issued - 55,772 shares                       .7
Cash dividends on common stock ($2.10 per share)                    (203.8)
Reversal of unrealized loss on marketable securities
         due to deconsolidation                                                      .6
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                          $1,209.0        $567.0        $  -         $  33.5  $  -
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                FLORIDA POWER
                             Financial Statements

FLORIDA POWER CORPORATION
Statements of Income
For the years ended December 31, 1997, 1996 and 1995
(In millions)

                                              1997      1996      1995
                                            --------  --------  --------
OPERATING REVENUES:                         $2,448.4  $2,393.6  $2,271.7
                                            --------  --------  --------
OPERATING EXPENSES:
 Operation:
    Fuel used in generation                    458.1     409.7     431.3
    Purchased power                            490.6     531.6     436.5
    Energy Conservation Cost Recovery           67.0      62.6      84.0
    Operations and maintenance                 422.3     413.4     393.7
    Extended nuclear outage - O&M and
       replacement fuel costs                  173.3        -         -
    Depreciation                               325.9     324.2     293.7
    Taxes other than income taxes              193.6     183.6     176.2
    Income taxes                                69.9     135.8     129.5
                                            --------  --------  --------
                                             2,200.7   2,060.9   1,944.9
                                            --------  --------  --------
OPERATING INCOME                               247.7     332.7     326.8
                                            --------  --------  --------
OTHER INCOME AND DEDUCTIONS:
 Allowance for equity funds used
    during construction                          5.4       4.6       3.8
 Miscellaneous other expense, net               (4.2)     (3.4)     (2.6)
                                            --------  --------  --------
                                                 1.2       1.2       1.2
                                            --------  --------  --------
INTEREST CHARGES
 Interest on long-term debt                    102.4      86.6      93.5
 Other interest expense                         14.9      11.8      11.0
                                            --------  --------  --------
                                               117.3      98.4     104.5
 Allowance for borrowed funds used
    during construction                         (4.3)     (2.9)     (3.5)
                                            --------  --------  --------
                                               113.0      95.5     101.0
                                            --------  --------  --------
NET INCOME                                     135.9     238.4     227.0
DIVIDENDS ON PREFERRED STOCK                     1.5       5.8       9.7
                                            --------  --------  --------
NET INCOME AFTER DIVIDENDS
  ON PREFERRED STOCK                          $134.4    $232.6    $217.3
                                            ========  ========  ========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
For the years ended December 31, 1997, and 1996
(Dollars in millions)
                                                           1997          1996
                                                        -----------   ----------
ASSETS

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held             $6,166.8      $5,965.6
    for future use
  Less - Accumulated depreciation                         2,511.0       2,335.8
         Accumulated decommissioning for nuclear plant      223.7         193.3
         Accumulated dismantlement for fossil plants        128.5         119.6
                                                        -----------   ----------
                                                          3,303.6       3,316.9
  Construction work in progress                             279.4         140.3
  Nuclear fuel, net of amortization of $356.7
    in 1997 and $356.7 in 1996                               66.5          59.9
                                                        -----------   ----------
                                                          3,649.5       3,517.1

  Other property, net                                        33.2          13.3
                                                        -----------   ----------
                                                          3,682.7       3,530.4
                                                        -----------   ----------
CURRENT ASSETS:
  Accounts receivable, less reserve of $3.2
    in 1997 and $4.1 in 1996                                243.9         174.7
  Inventories at average cost:
    Fuel                                                     44.0          47.2
    Materials and supplies                                   91.9          95.4
  Underrecovery of fuel cost                                 34.5          82.6
  Income tax receivable                                      13.5            -
  Deferred income taxes                                       5.8          35.6
  Other                                                      32.2           6.2
                                                        -----------   ----------
                                                            465.8         441.7
                                                        -----------   ----------
OTHER ASSETS:
  Nuclear plant decommissioning fund                        266.7         207.8
  Unamortized debt expense, being amortized
    over term of debt                                        25.0          25.0
  Deferred purchased power contract
    termination costs                                       348.2                        -
  Other                                                     112.4          59.1
                                                        -----------   ----------
                                                            752.3         291.9
                                                        -----------   ----------
                                                         $4,900.8      $4,264.0
                                                        ===========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
For the years ended December 31, 1997, and 1996
(Dollars in millions)
                                                           1997         1996
                                                       -----------  -----------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common stock                                           $1,004.4      $1,004.4
  Retained earnings                                         763.1         821.1
                                                        ----------    ----------
                                                          1,767.5       1,825.5
CUMULATIVE PREFERRED STOCK:
    Without sinking funds                                    33.5          33.5

LONG-TERM DEBT                                            1,745.4       1,296.4
                                                        ----------    ----------
TOTAL CAPITAL                                             3,546.4       3,155.4
                                                        ----------    ----------
CURRENT LIABILITIES:
  Accounts payable                                          161.9         115.5
  Accounts payable to associated companies                   26.5          21.2
  Customers' deposits                                        97.1          81.7
  Income taxes payable                                         -           10.4
  Accrued other taxes                                         7.9          10.0
  Accrued interest                                           45.7          34.8
  Other                                                      59.2          47.3
                                                        ----------    ----------
                                                            398.3         320.9
  Notes payable                                             179.8           4.1
  Current portion of long-term debt                           1.5          21.3
                                                        ----------    ----------
                                                            579.6         346.3
                                                        ----------    ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                     451.3         472.3
  Unamortized investment tax credits                         85.1          92.8
  Other postretirement benefit costs                        104.7          96.5
  Other                                                     133.7         100.7
                                                        ----------    ----------
                                                            774.8         762.3
                                                        ----------    ----------
                                                         $4,900.8      $4,264.0
                                                        ==========    ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Cash Flows
For the years ended December 31, 1997, 1996 and 1995
(In millions)
                                                                        1997       1996       1995
                                                                     ---------- ---------- ---------

OPERATING ACTIVITIES:
 Net income after dividends on preferred stock                         $134.4     $232.6     $217.3
  Adjustments for noncash items:
   Depreciation and amortization                                        333.8      341.1      329.7
   Extended nuclear outage  - replacement power costs                    73.3         -         -
   Deferred income taxes and investment tax credits, net                (15.2)     (32.8)     (29.3)
   Increase in accrued other postretirement benefit costs                 8.3       14.9       16.1
   Allowance for equity funds used during construction                   (5.4)      (4.6)      (3.8)
   Changes in working capital:
        Accounts receivable                                             (69.2)      16.2      (33.4)
        Inventories                                                       6.7        (.5)      14.2
        Overrecovery (underrecovery) of fuel cost                       (33.1)     (82.3)       1.5
        Accounts payable                                                 46.4       25.7        4.8
        Accounts payable to associated companies                          5.3       (3.5)       3.4
        Taxes payable                                                   (26.0)       (.8)       2.8
        Other                                                            12.3      (12.1)      39.5
    Other operating activities                                          (38.8)       3.8        8.6
                                                                      ---------  ---------  --------
                                                                        432.8       497.7     571.4
                                                                      ---------  ---------  --------
INVESTING ACTIVITIES:
  Construction expenditures                                            (387.2)     (217.3)   (283.4)
  Allowance for borrowed funds used during construction                  (4.3)       (2.9)     (3.5)
  Additions to nonutility property                                       (3.5)       (2.7)     (2.3)
  Acquisition cogeneration facility and
     payment of contract termination costs                             (445.0)         -         -
  Proceeds from sale of properties                                       19.7         5.5      10.8
  Other investing activities                                            (22.2)      (27.6)    (11.0)
                                                                      ---------  ---------  --------
                                                                       (842.5)     (245.0)   (289.4)
                                                                      ---------  ---------  --------
FINANCING ACTIVITIES:
  Issuance of long-term debt                                            447.7          -         -
  Repayment of long-term debt                                           (21.3)      (47.3)    (35.4)
  Increase (decrease) in commercial paper with
    long term support                                                      -         54.8     (54.8)
  Redemption of preferred stock                                            -       (106.3)     (5.0)
  Dividends paid on common stock                                       (192.4)     (171.3)   (180.7)
  Equity contributions from parent                                         -         12.5      50.0
  Increase (decrease) in short-term debt                                175.7         4.1     (55.3)
                                                                      ---------  ---------  --------
                                                                        409.7      (253.5)   (281.2)
                                                                      ---------  ---------  --------
NET INCREASE IN CASH AND EQUIVALENTS                                       -          (.8)       .8
   Beginning cash and equivalents                                          -           .8        -
                                                                      ---------  ---------  --------
ENDING CASH AND EQUIVALENTS                                             $  -        $  -       $0.8
                                                                      =========  =========  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                                  $98.9       $90.7     $97.9
  Income taxes (net of refunds)                                        $108.4      $166.9    $157.1

The accompanying notes are an integral part of these financial statements.

FLORIDA  POWER  CORPORATION
Statements of Shareholder's Equity
For the years ended December 31, 1997, 1996 and 1995
(Dollars in millions, except share amounts)

                                                                  Cumulative
                                                               Preferred Stock
                                                            --------------------
                                                              Without     With
                                          Common   Retained   Sinking   Sinking
                                           Stock   Earnings    Funds     Funds
                                         -------- ---------- --------- ---------

Balance, December 31, 1994                $942.9    $724.5     $113.5    $30.0

Net income after dividends on
   preferred stock                                   217.3
Capital contribution by parent company      50.0
Cash dividends on common stock                      (180.7)
Preferred stock redeemed -
   50,000 shares                                                          (5.0)
                                         -------- ---------- --------- ---------
Balance, December 31, 1995                 992.9     761.1      113.5     25.0

Net income after dividends on
   preferred stock                                   232.6
Capital contribution by parent company      12.5
Cash dividends on common stock                      (171.3)
Preferred stock redemption costs                      (1.3)
Premium on preferred stock redemption       (1.0)
Preferred stock redeemed -
   1,050,000 shares                                             (80.0)   (25.0)
                                         --------- --------- ---------- --------
Balance, December 31, 1996               1,004.4     821.1       33.5       -

Net income after dividends on
   preferred stock                                   134.4
Cash dividends on common stock                      (192.4)
                                         --------- --------- ---------- --------
Balance, December 31, 1997              $1,004.4    $763.1      $33.5    $  -
                                         ========= ========= =========  ========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL -- Florida Progress is an exempt holding company under the Public Utility Holding Company Act of 1935. Its largest subsidiary, representing 85% of total assets, is Florida Power Corporation, a public utility engaged in the generation, purchase, transmission, distribution and sale of electric energy primarily within Florida.

The consolidated financial statements include the financial results of Florida Progress and its majority-owned operations. All significant intercompany balances and transactions have been eliminated. Investments in 20%- to 50%-owned joint ventures are accounted for using the equity method.

Effective December 31, 1997, Florida Progress deconsolidated the financial statements of Mid-Continent. Florida Progress' investment in Mid-Continent will prospectively be accounted for under the cost method. The deconsolidation has not been reflected in the financial statements of prior periods.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. This could affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. These estimates involve judgments with respect to various items including various future economic factors which are difficult to predict and are beyond the control of Florida Progress. Therefore actual results could differ from these estimates.

REGULATION  --  Florida  Power  is  regulated  by  the  Florida  Public  Service
Commission (FPSC) and the Federal Energy Regulatory Commission (FERC). The utility follows the accounting practices set forth in Financial Accounting Standard (FAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This standard allows utilities to capitalize or defer certain costs or revenues based on regulatory approval and management's ongoing assessment that it is probable these items will be recovered through the ratemaking process.

Florida Power has total regulatory assets (liabilities) at December 31, 1997 and 1996 as detailed below:

                                               1997       1996
                                                (In millions)
                                              -----------------
Deferred purchased power
  contract termination costs                  $348.2    $    -
Replacement fuel (extended nuclear outage)      55.0         -
Underrecovery of fuel costs                     34.5       82.6
Revenue decoupling                              21.8       (3.6)
Unamortized loss on reacquired debt             16.8       18.4
Other regulatory assets, net                    25.2       24.6
                                              ------------------
Net regulatory assets                         $501.5     $122.0
                                              ==================

The utility expects to fully recover these assets and refund the liabilities through customer rates under current regulatory practice.

If Florida Power no longer applied FAS No. 71 due to competition, regulatory changes or other reasons, the utility would make certain adjustments. These adjustments could include the write-off of all or a portion of its regulatory assets and liabilities, the evaluation of utility plant, contracts and commitments and the recognition, if necessary, of any losses to reflect market conditions.

UTILITY PLANT -- Utility plant is stated at the original cost of construction, which includes payroll and related costs such as taxes, pensions and other fringe benefits, general and administrative costs, and an allowance for funds used during construction. Substantially all of the utility plant is pledged as collateral for Florida Power's first mortgage bonds.

The allowance for funds used during construction represents the estimated cost of equity and debt for utility plant under construction. Florida Power is permitted to earn a return on these costs and recover them in the rates charged for utility services while the plant is in service. The average rate used in computing the allowance for funds was 7.8%.

UTILITY REVENUES, FUEL AND PURCHASED POWER EXPENSES -- Revenues include amounts resulting from fuel, purchased power and energy conservation adjustment clauses, which are designed to permit full recovery of these costs. The adjustment factors are based on projected costs for a 6 or 12-month period. The cumulative difference between actual and billed costs is included on the balance sheet as a current regulatory asset or liability. Any difference is billed or refunded to customers during the subsequent period.

In December 1997, Florida Power ended the three-year test period for residential revenue decoupling which was ordered by the FPSC and began in January 1995. Decoupling eliminates the direct link between kilowatt-hour sales and revenues. A nonfuel revenue target is determined by multiplying a revenue per customer amount by the total number of residential customers. Differences between target revenues and actual revenues are included as a regulatory asset or liability on the balance sheet. The regulatory asset at December 31, 1997 will be collected from customers beginning April 1998 through the energy conservation cost recovery clause as directed by the FPSC decoupling order.

Florida Power accrues the nonfuel portion of base revenues for services rendered but unbilled.

The cost of nuclear fuel is amortized to expense based on the quantity of heat produced for the generation of electric energy in relation to the quantity of heat expected to be produced over the life of the nuclear fuel core.

INCOME TAXES -- Deferred income taxes are provided on all significant temporary differences between the financial and tax basis of assets and liabilities using presently enacted tax rates in accordance with FAS No. 109, "Accounting for Income Taxes."

Deferred investment tax credits, subject to regulatory accounting practices, are amortized to income over the lives of the related properties.

DEPRECIATION AND MAINTENANCE -- Florida Power provides for depreciation of the cost of properties over their estimated useful lives primarily on a straight-line basis. Florida Power's annual provision for depreciation, including a provision for nuclear plant decommissioning costs and fossil plant dismantlement costs, expressed as a percentage of the average balances of depreciable utility plant, was 4.8% for 1997, 4.9% for 1996 and 5% for 1995.

The Financial Accounting Standards Board ("FASB") is in the process of modifying
its  project   addressing  the  accounting  for   obligations   related  to  the
decommissioning of nuclear power plants.

The fossil plant dismantlement accrual has been suspended for a period of four years, beginning July 1, 1997. (See Note 9 contained herein.)

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

INSURANCE PREMIUMS, POLICY ACQUISITION COSTS AND BENEFIT RESERVES -- Accounting policies governing the recognition of income and expense for the life insurance subsidiary were in effect until December 31, 1997.

Due to the deconsolidation of the financial results of Mid-Continent in the Florida Progress' consolidated financial statements, accounting policies relating to the balance sheet were in effect only for amounts presented in the 1996 Florida Progress Consolidated Balance Sheet.

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

ACCOUNTING FOR CERTAIN INVESTMENTS -- Florida Progress considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Florida Progress' investments in debt and equity securities are classified and accounted for as follows:

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

See Note 2 for securities held to maturity or available for sale. Florida Progress had no investments in assets classified as trading securities at December 31, 1996 and only held securities classified as available for sale at December 31, 1997. A decline in the market value of any security available-for-sale or held-to-maturity that falls below cost results in a reduction in carrying amount to fair value if the decline is not considered temporary. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

ACCOUNTING FOR LONG-LIVED ASSETS -- Long-lived assets and certain identifiable intangibles subject to the provisions of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS No. 121 also amends FAS No. 71, "Accounting for the Effects of Certain Types of Regulation," to require that regulatory assets, which include certain deferred charges, be charged to earnings if such assets are no longer considered probable of recovery. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

STOCK-BASED COMPENSATION -- Under its Long-Term Incentive Plan ("LTIP"), Florida Progress grants selected executives performance shares, which upon achievement of performance criteria for a three-year performance cycle can result in the award of shares of common stock of Florida Progress or cash if certain stock ownership requirements are met. Florida Progress accounts for its LTIP in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed under FAS No. 123, "Accounting for Stock-Based Compensation."

ENVIRONMENTAL -- Florida Progress adopted the American Institute of Certified Public Accountants Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities" on January 1, 1997. The SOP requires, among other things, environmental remediation liabilities to be accrued when the criteria of FAS No. 5, "Accounting for Contingencies," have been met. The SOP also provides guidance with respect to the measurement of remediation liabilities. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such accounting is consistent with Florida Progress' current method of accounting for environmental remediation costs and, therefore, adoption of this new statement did not have a material impact on Florida Progress' financial position, results of operations or liquidity.

NEW ACCOUNTING STANDARDS -- In June 1996, the FASB issued FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS No. 125 provides accounting and reporting standards effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. There was no material effect on net income as a result of adopting this standard.

In February 1997, the FASB issued FAS No. 128, "Earnings per Share," ("EPS"). It replaces the standards for computing EPS under APB Opinion No. 15, "Earnings per Share," and makes the computations comparable to international EPS standards. Florida Progress adopted this statement for financial statements issued for the period ended December 31, 1997. Adoption of this statement did not have an impact on earnings per share, therefore no restatement was necessary for prior periods.

Also in February 1997, the FASB issued FAS No. 129, "Disclosure of Information about Capital Structure," which designates certain disclosure requirements for public and nonpublic entities. Florida Progress adopted this statement for financial statements issued for the period ended December 31, 1997. As Florida Progress already disclosed the information required by FAS No. 129, adoption of this statement did not have any effect on the financial disclosures of Florida Progress.

In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting comprehensive income. The standard defines comprehensive income as all changes in equity of an enterprise during a period except those resulting from shareholder transactions. All components of comprehensive income are required to be reported in a financial statement that is displayed with equal prominence as existing financial statements. Florida Progress will be required to adopt this statement January 1, 1998. As the standard addresses reporting and presentation issues only, there will be no impact on earnings from the adoption of this standard.

Also in June 1997, the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for additional disclosure about operating segments for interim and annual financial statements. The standard requires financial and descriptive information be disclosed for segments meeting certain materiality criteria whose operating results are reviewed for decisions on resource allocation and for which discrete financial information is available. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Florida Progress will be required to adopt this statement for financial statements for the fiscal year ending December 31, 1998 and for interim periods thereafter. As the standard addresses reporting and disclosure issues only, there will be no impact on earnings from the adoption of this standard.

In January 1998, the FASB issued FAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" which revises current note disclosure requirements for employers' pensions and other retiree benefits. Florida Progress will be required to adopt this statement for financial statements for the year ending December 31, 1998. The standard addresses reporting and disclosure issues only, and there will be no impact on earnings from the adoption of this standard.

NOTE 2  FINANCIAL INSTRUMENTS

Estimated fair value amounts have been determined by Florida Progress using available market information and discounted cash-flow analysis. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may be different than the amounts that Florida Progress could realize in a current market exchange.

Florida Progress'  exposure to market risk for changes in interest rates relates
primarily  to  Florida  Progress'  marketable   securities  and  long-term  debt
obligations.

At December 31, 1997, Florida Power held a single forward treasury lock agreement to effectively fix the treasury rate component of an anticipated issuance of $150 million of medium-term notes in February 1998. The financial impact of this contract, which will result in either a cash payment or receipt, will be deferred and recognized as an adjustment to interest expense over the life of the new notes. Florida Progress had no derivative financial instruments outstanding at December 31, 1996.

At December 31, 1997 and 1996, Florida Progress had the following financial instruments with estimated fair values and carrying amounts:

                                            1997                 1996
                                    Carrying    Fair     Carrying    Fair
(In millions)                        Amount    Value      Amount     Value
ASSETS:
Loans receivable:
   Echelon International            $    -     $  -      $  32.9   $  32.9
   Life insurance business:
     Loans secured by real estate        -        -          4.1       4.4
     Policy loans                        -        -         11.0      10.1
                                    ---------  --------  -------   -------
                                    $    -     $  -      $  48.0   $  47.4
                                    =========  ========  =======   =======
Marketable securities:
  Available for sale:
    Life insurance business         $    -     $  -      $ 144.6   $ 144.6
    Nuclear decommissioning fund      266.7      266.7     207.8     207.8
  Held to maturity                       -        -         73.3      76.8

CAPITAL AND LIABILITIES:
Long-term debt:
   Florida Power Corporation        $1,746.9  $1,801.1  $1,317.7  $1,335.3
   Progress Capital Holdings           646.1     656.5     494.1     497.1

The December 31, 1997 balances reflect the deconsolidation of Mid-Continent Life's financial statements from Florida Progress' consolidated financial statements. (See Note 11 contained herein).

NOTE 3  INCOME TAXES

FLORIDA PROGRESS

(In millions)                              1997        1996        1995
----------------------------------------------------------------------------
Components of income tax expense:
Payable currently:
  Federal                                 $86.6      $179.7      $157.3
  State                                    10.5        23.0        18.8
----------------------------------------------------------------------------
                                           97.1       202.7       176.1
----------------------------------------------------------------------------
Deferred, net:
  Federal                                 (22.4)      (41.9)      (27.5)
  State                                     (.5)       (6.9)       (2.0)
----------------------------------------------------------------------------
                                          (22.9)      (48.8)      (29.5)
----------------------------------------------------------------------------
Amortization of investment
  tax credits, net                         (7.8)       (8.0)       (8.5)
----------------------------------------------------------------------------
                                          $66.4      $145.9      $138.1
============================================================================

FLORIDA POWER

(In millions)                              1997        1996        1995
----------------------------------------------------------------------------
Components of income tax expense:
Payable currently:
  Federal                                 $73.5      $143.6      $136.8
  State                                    11.6        24.9        22.1
----------------------------------------------------------------------------
                                           85.1       168.5       158.9
----------------------------------------------------------------------------
Deferred, net:
  Federal                                  (7.6)      (20.9)      (18.9)
  State                                      .2        (4.0)       (1.9)
----------------------------------------------------------------------------
                                           (7.4)      (24.9)      (20.8)
----------------------------------------------------------------------------
Amortization of investment
  tax credits, net                         (7.8)       (7.9)       (8.5)
----------------------------------------------------------------------------
Total income tax expense                   69.9       135.7       129.6
Less: Amounts charged or (credited)
  to non-operating income                    --         (.1)         .1
----------------------------------------------------------------------------
Amounts charged to operating income       $69.9      $135.8      $129.5
============================================================================

The primary differences between the statutory rates and the effective income tax rates are detailed below:

FLORIDA PROGRESS
                                          1997        1996        1995
----------------------------------------------------------------------------
Federal statutory income tax rate         35.0%       35.0%       35.0%
State income tax, net of federal
  income tax benefits                      5.4         2.6         2.8
Amortization of investment tax credits    (6.4)       (2.0)       (2.2)
Provision for loss on investment in
  life insurance subsidiary               24.9          -           -
Other                                     (4.5)         .6          .1
----------------------------------------------------------------------------
Effective income tax rates                54.4%       36.2%       35.7%
============================================================================

FLORIDA POWER
                                          1997        1996        1995
----------------------------------------------------------------------------
Federal statutory income tax rate         35.0%       35.0%       35.0%
State income tax, net of federal
  income tax benefits                      3.7         3.6         3.7
Amortization of investment tax credits    (3.8)       (2.2)       (2.4)
Other                                      (.9)          -           -
----------------------------------------------------------------------------
Effective income tax rates                34.0%       36.4%       36.3%
============================================================================

The following summarizes the components of deferred tax liabilities and assets at December 31, 1997 and 1996:

FLORIDA PROGRESS
(In millions)                                         1997         1996
---------------------------------------------------------------------------
Deferred tax liabilities:
  Difference in tax basis of property,
       plant and equipment                          $539.0       $544.1
  Deferred acquisition costs                            -          35.9
  Investment in partnerships                          19.7         20.1
  Deferred book expenses                              34.1         12.7
  Other                                               29.7         22.9
---------------------------------------------------------------------------
   Total deferred tax liabilities                   $622.5       $635.7
===========================================================================
Deferred tax assets:
  Loss reserves not currently deductible            $ 17.0       $ 69.5
  Accrued book expenses                              110.8         90.6
  Unbilled revenues                                   17.6         17.6
  Other                                               11.7         18.2
---------------------------------------------------------------------------
   Total deferred tax assets                        $157.1       $195.9
===========================================================================

At December 31, 1997 and 1996, Florida Progress had net noncurrent deferred tax liabilities of $471.2 million and $475.4 million and net current deferred tax assets of $5.8 million and $35.6 million, respectively. Florida Progress expects the results of future operations will generate sufficient taxable income to allow for the utilization of deferred tax assets.

FLORIDA POWER
(In millions)                                         1997         1996
--------------------------------------------------------------------------
Deferred tax liabilities:
  Difference in tax basis of property,
     plant and equipment                            $506.3        $516.0
  Deferred book expenses                              34.1          12.7
  Under recovery of fuel                               2.8           2.8
  Carrying value of securities over cost              15.0           7.7
  Other                                                1.5            -
 -------------------------------------------------------------------------
  Total deferred tax liabilities                    $559.7        $539.2
==========================================================================
Deferred tax assets:
  Accrued book expenses                             $ 95.0        $ 76.5
  Unbilled revenues                                   17.6          17.6
  Regulatory liability for deferred income taxes       1.6           4.4
  Other                                                 -            4.0
--------------------------------------------------------------------------
  Total deferred tax assets                         $114.2        $102.5
==========================================================================

At December 31, 1997 and 1996, Florida Power had net noncurrent deferred tax liabilities of $451.3 million and $472.3 million and net current deferred tax assets of $5.8 million and $35.6 million, respectively. Florida Power expects the results of future operations will generate sufficient taxable income to allow the utilization of deferred tax assets.

NOTE 4  NUCLEAR OPERATIONS

Florida Power's Crystal River nuclear plant began an extended outage in September 1996, which caused Florida Power to incur $100 million in additional operation and maintenance expenses in 1997. The plant was placed on the NRC's "Watch List" in January 1997, as a plant whose operations will be closely monitored until Florida Power demonstrates a period of improved performance. In January 1998, the NRC granted Florida Power permission to restart the plant. (See Note 9 contained herein.)

JOINTLY OWNED PLANT - The following information relates to Florida Power's 90.4% proportionate share of the nuclear plant at December 31, 1997 and 1996:

(In millions)                           1997       1996
------------------------------------------------------------
Utility plant in service               $673.8     $643.6
Construction work in progress            49.3       14.8
Unamortized nuclear fuel                 66.5       59.9
Accumulated depreciation                341.0      309.5
Accumulated decommissioning             223.7      193.3
============================================================

Net capital additions/(retirements) for Florida Power were $64.7 million in 1997 and $(16.5) million in 1996. Depreciation expense, exclusive of nuclear decommissioning, was $29 million in 1997 and $28.3 million in 1996. Each co-owner provides for its own financing. Florida Power's share of the asset balances and operating costs is included in the appropriate consolidated financial statements. Amounts exclude any allocation of costs related to common facilities.

DECOMMISSIONING COSTS -- Florida Power's nuclear plant depreciation expenses include a provision for future decommissioning costs, which are recoverable through rates charged to customers. Florida Power is placing amounts collected in an externally managed trust fund. The recovery from customers, plus income earned on the trust fund, is intended to be sufficient to cover Florida Power's share of the future dismantlement, removal and land restoration costs. Florida Power has a license to operate the nuclear unit through December 3, 2016, and contemplates decommissioning beginning at that time.

In November  1995,  the FPSC approved a new  site-specific  study that estimated
total  future   decommissioning   costs  at  approximately  $2  billion,   which
corresponds to $453.8 million in 1997 dollars. Florida Power's share of the retail portion of annual decommissioning expense is $20.5 million. Florida Power's annual expense for the wholesale portion is $1.2 million.

FUEL DISPOSAL COSTS -- Florida Power has entered into a contract with the U.S. Department of Energy (DOE) for the transportation and disposal of spent nuclear fuel. Disposal costs for nuclear fuel consumed are being collected from customers through the fuel adjustment clause at a rate of $.001 per net nuclear kilowatt-hour sold and are paid to the DOE quarterly. Florida Power currently is storing spent nuclear fuel on-site and has sufficient storage capacity in place for fuel consumed through the year 2010.

NOTE 5  PREFERRED AND PREFERENCE STOCK AND SHAREHOLDER RIGHTS

The authorized capital stock of Florida Progress includes 10 million shares of preferred stock, without par value, including 2 million shares designated as Series A Junior Participating Preferred Stock. No shares of Florida Progress' preferred stock are issued and outstanding. However, under the Florida Progress Shareholder Rights Agreement, each share of common stock has associated with it approximately two-thirds of one right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, subject to adjustment, which is exercisable in the event of certain attempted business combinations. If exercised, the rights would cause substantial dilution of ownership, thus adversely affecting any attempt to acquire Florida Progress on terms not approved by Florida Progress' Board of Directors. The rights have no voting or dividend rights and expire in December 2001, unless redeemed earlier by Florida Progress.

The authorized capital stock of Florida Power includes three classes of preferred stock: 4 million shares of Cumulative Preferred Stock, $100 par value; 5 million shares of Cumulative Preferred Stock, without par value; and 1 million shares of Preference Stock, $100 par value. No shares of Florida Power's
Cumulative Preferred Stock, without par value, or Preference Stock are issued and outstanding. A total of 334,967 shares, of the 335,000 authorized, of Cumulative Preferred Stock, $100 par value, were issued and outstanding at December 31, 1997 and 1996.

Florida Power redeemed 1,050,000 shares of its Cumulative Preferred Stock in 1996 and 50,000 shares in 1995.

Cumulative Preferred Stock for Florida Power is detailed below:

                    Current                      Outstanding at
     Dividend      Redemption      Shares         December 31,
       Rate          Price       Outstanding      1997 & 1996
                                                 (In millions)
------------------------------------------------------------------
       4.00%        $104.25        39,980           $  4.0
       4.40%        $102.00        75,000              7.5
       4.58%        $101.00        99,990             10.0
       4.60%        $103.25        39,997              4.0
       4.75%        $102.00        80,000              8.0
------------------------------------------------------------------
                                  334,967            $33.5
==================================================================

All Cumulative Preferred Stock series are without sinking funds and are not subject to mandatory redemption.

NOTE 6  DEBT

Florida Progress' long-term debt at December 31, 1997 and 1996, is scheduled to mature as follows:

                                                                         Interest Rate         1997      1996
-----------------------------------------------------------------------------------------------------------------
Florida Power Corporation
(In millions)
  First mortgage bonds:
    Maturing in 1999                                                         6.50%         $    75.0  $    75.0
    Maturing 2002 and 2003                                                   6.50%(a)          280.0      280.0
    Maturing 2008                                                            6.88%              80.0       80.0
    Maturing 2021 through 2023                                               7.98%(a)          400.0      400.0
  Pollution control revenue bonds:
    Maturing 2014 through 2027                                               6.59%(a)          240.9      240.9
  Notes maturing
    1997-1998                                                                6.67%               1.5       22.8
    1999-2008                                                                6.60%(a)          474.5       24.5
  Commercial paper, supported by revolver maturing November 30, 2002         5.85%(a)          200.0      200.0
  Discount, net of premium, being amortized over term of bonds                                  (5.0)      (5.5)
-----------------------------------------------------------------------------------------------------------------
                                                                                             1,746.9    1,317.7
Progress Capital Holdings:
  Notes maturing:
    1997-1998                                                                9.90%              10.0       20.0
    1999-2008                                                                6.90%(a)          329.0      294.0
  Commercial paper, supported by revolver maturing November 30, 2002         5.92%(a)          300.0      169.4
  Other debt, maturing through 2006                                          6.78%(a)            7.1       10.7
-----------------------------------------------------------------------------------------------------------------
                                                                                             2,393.0    1,811.8
Less: Current portion of long-term debt                                                         15.2       34.9
-----------------------------------------------------------------------------------------------------------------
                                                                                            $2,377.8   $1,776.9
=================================================================================================================
(a) Weighted average interest rate at December 31, 1997.

Florida Progress' consolidated subsidiaries have lines of credit totaling $900 million, which are used to support commercial paper. The lines of credit were not drawn on as of December 31, 1997. Interest rate options under the line of credit arrangements vary from subprime or money market rates to the prime rate. Banks providing lines of credit are compensated through fees. Commitment fees on lines of credit vary between .06 and .10 of 1%.

The lines of credit consist of four revolving bank credit facilities, two each for Florida Power and Progress Capital Holdings, Inc. The Florida Power facilities consist of $300 million with a 364-day term and $200 million with a five-year term. The Progress Capital facilities consist of $100 million with a 364-day term and $300 million with a five-year term. In 1997, both 364-day facilities were extended to November 1998. In addition, both five-year facilities were extended to November 2002. Based on the duration of the underlying backup credit facilities, $500 million of outstanding commercial paper at December 31, 1997, and $369.4 million of outstanding commercial paper at December 31, 1996, are classified as long-term debt. Additionally, as of December 31, 1997 Florida Power and Progress Capital Holdings had $179.8 million and $35.0 million, respectively of outstanding commercial paper classified as short-term debt.

Florida Power has a public medium-term note program providing for the issuance of either fixed or floating interest rate notes. These notes have maturities ranging from nine months to 30 years. A balance of $400 million is available for issuance.

Florida Power has registered $370 million of first mortgage bonds which are unissued and available for issuance.

Progress Capital has a private medium-term note program providing for the issuance of either fixed or floating interest rate notes, with maturities ranging from nine months to 30 years. A balance of $87 million is available for issuance under this program.

The combined aggregate maturities of long-term debt for 1998 through 2002 are $15.2 million, $143.6 million, $77.6 million, $183.0 million and $632.2 million, respectively. In addition, about 12% of Florida Power's outstanding first mortgage bonds have an annual 1% sinking fund requirement. These requirements, which total $1 million annually for 1998 through 2002, are expected to be satisfied with property additions.

Florida  Progress  has  unconditionally   guaranteed  the  payment  of  Progress
Capital's debt as defined in an amended and restated support agreement.

NOTE 7  RETIREMENT BENEFIT PLANS

Pension Benefits -- Florida Progress and certain of its subsidiaries have a noncontributory defined benefit pension plan covering most employees. The benefits are based on length of service, compensation and Social Security benefits. The participating companies make annual contributions to the plan based on an actuarial determination and consideration of tax regulations and funding requirements under federal law. Based on actuarial calculations and the funded status of the pension plan, Florida Progress was not required to contribute to the plan for 1997, 1996 or 1995.

Shown below are the components of the net pension expense calculations for those years:

(In millions)                            1997         1996        1995
------------------------------------------------------------------------------
Service cost                           $  15.3       $ 16.2      $ 13.4
Interest cost                             33.4         31.3        30.1
Actual earnings on plan assets          (131.6)       (88.0)     (124.4)
Net amortization and deferral             64.0         29.5        77.7
------------------------------------------------------------------------------
Net pension benefit recognized         $ (18.9)      $(11.0)    $  (3.2)
==============================================================================

Florida Power's share of the plan's pension benefits for 1997, 1996 and 1995 was $(18.4) million, $(10.3) million and $(3.0) million, respectively.

The following weighted average actuarial assumptions at January 1 were used in the calculation of pension expense:

                                         1997        1996        1995
------------------------------------------------------------------------------
Discount rate                            7.50%       7.25%       8.25%
Expected long-term rate of return        9.00%       9.00%       9.00%
Rate of compensation increase            4.50%       4.50%       5.00%
==============================================================================









                   {THIS SPACE INTENTIONALLY LEFT BLANK}

The following summarizes the funded status of the pension plan at December 31, 1997 and 1996:

(In millions)                                   1997         1996
---------------------------------------------------------------------
Accumulated benefit obligation:
  Vested                                       $359.3       $326.1
  Nonvested                                      40.8         31.5
---------------------------------------------------------------------
                                                400.1        357.6
Effect of projected compensation increases      100.1         94.4
---------------------------------------------------------------------
Projected benefit obligation                    500.2        452.0
Plan assets at market value, primarily listed
  stocks and bonds                              769.0        655.0
---------------------------------------------------------------------
Plan assets in excess of projected
  benefit obligation                           $268.8       $203.0
=====================================================================
Consisting of the following components:
  Unrecognized transition asset               $  25.5      $  30.4
  Unrecognized prior service cost               (14.7)        (6.3)
  Unrecognized net actuarial gains              236.7        176.4
  Prepaid pension costs                          21.3          2.5
----------------------------------------------------------------------
                                               $268.8       $203.0
======================================================================

Due to changes in interest rates, Florida Progress used a discount rate of 7.25% to calculate the pension plan's 1997 year-end funded status. The change in the discount rate from 7.5% at December 31, 1996, to 7.25% at December 31, 1997, increased the projected benefit obligation by $17.4 million and is expected to increase the annual pension costs by $1.8 million, beginning in 1998.

In 1997 the Board of Directors approved a restructuring of the Plan effective January 1, 1998. The existing plan will be split into two separate plans, one covering eligible bargaining unit employees and the other covering all other eligible employees. Plan assets will be allocated to each plan in accordance with applicable law. The restructuring is expected to have a minimal effect on funded status and periodic pension costs.

OTHER POST-RETIREMENT BENEFITS -- Florida Progress and some of its subsidiaries provide certain health care and life insurance benefits for retired employees. Employees become eligible for these benefits when they reach retirement age while working for Florida Progress.

The net post-retirement benefit costs for 1997, 1996 and 1995 are detailed below:

(In millions)                                  1997      1996      1995
---------------------------------------------------------------------------
Service cost                                  $  3.2    $  5.3    $  5.1
Interest cost                                   10.4      12.4      13.5
Amortization of unrecognized
  transition obligation                          3.4       6.1       6.1
Actual earnings on plan assets                   (.4)      (.3)      (.3)
---------------------------------------------------------------------------
                                               $16.6     $23.5     $24.4
===========================================================================

The following summarizes the plan's status, reconciled with amounts recognized in Florida Progress' balance sheet at December 31, 1997 and 1996:

(In millions)                                            1997       1996
----------------------------------------------------------------------------
Accumulated post-retirement benefit obligation:
  Retirees                                              $ 92.7      $100.4
  Fully eligible active plan participants                  1.2         3.1
  Other active plan participants                          59.3        81.2
  Plan assets at fair value,
    primarily municipal securities                        (6.4)       (4.7)
----------------------------------------------------------------------------
                                                         146.8       180.0
Unrecognized transition obligation                       (55.0)      (97.2)
Unrecognized net gains                                    15.6        17.2
----------------------------------------------------------------------------
Accrued post-retirement benefit cost                    $107.4      $100.0
============================================================================

Florida Power's share of the plan's net post-retirement benefit cost for 1997, 1996 and 1995 was $16.2 million, $22.7 million and $23.5 million, respectively.

The  following   weighted  average  actuarial   assumptions  were  used  in  the
calculation of the year-end status of other post-retirement benefits:

                                            1997         1996
------------------------------------------------------------------

Discount rate                               7.25%        7.50%
Rate of compensation increase               4.50%        4.50%
Health care cost trend rates:
  Pre-Medicare                        9.00%-5.00%  9.50%-5.25%
  Post-Medicare                       7.25%-4.75%  7.50%-5.00%
==================================================================

The transition obligation is being accrued through 2012. A one-percentage point increase in the assumed health care cost trend rate for each future year would have increased the 1997 current service and interest cost by approximately $.8 million and the accumulated post-retirement benefit obligation as of December 31, 1997, by about $9.6 million. The change in the discount rate from 7.5% at December 31, 1996, to 7.25% at December 31, 1997, increased the projected benefit obligation by $4.4 million and is expected to increase annual post-retirement benefit costs by $.3 million, beginning in 1998.

Due to different retail and wholesale regulatory rate requirements, Florida Power began making quarterly contributions in 1995 to an irrevocable external trust fund for wholesale ratemaking, while continuing to accrue postretirement benefit costs to an unfunded reserve for retail ratemaking. Florida Power contributed approximately $1.3 million in both 1997 and 1996, to the trust fund.

NOTE 8  BUSINESS SEGMENTS

Florida Progress' principal business segments are utility and diversified operations. The utility is engaged in the generation, purchase, transmission, distribution and sale of electric energy. Electric Fuels Corporation's (Electric Fuels) operations include energy and related services, inland marine transportation and rail services. Other diversified operations include ownership of a life insurance subsidiary.

Florida Progress' business segment information for 1997, 1996 and 1995 is summarized below. No single customer accounted for 10% or more of unaffiliated revenues.

(In millions)                                      1997      1996       1995

Revenues:
  Utility                                       $2,448.4   $2,393.6   $2,271.7
  Diversified:
    Electric Fuels, combined:
      Coal sales to electric utility               285.1      272.1      236.8
      Sales to external customers                  751.4      609.0      607.0
    Other                                          115.8      155.3      129.1
--------------------------------------------------------------------------------
                                                 3,600.7    3,430.0    3,244.6
  Eliminations                                    (285.1)    (272.1)    (236.8)
--------------------------------------------------------------------------------
Revenues from external customers                $3,315.6   $3,157.9   $3,007.8
================================================================================

Income from operations:
  Utility                                      $   317.6   $  468.5  $   456.3
  Diversified:
    Electric Fuels recurring, combined              71.5       61.4       52.1
    Electric Fuels loss provision                     -       (40.9)        -
    Loss related to life insurance subsidiary      (97.6)        -          -
    Other diversified                              (18.9)      (6.6)        .5
--------------------------------------------------------------------------------
                                                   272.6      482.4      508.9
Interest and other expense                         151.9       85.8      131.9
--------------------------------------------------------------------------------
Income from continuing operations
  before income taxes                          $   120.7   $  396.6  $   377.0
================================================================================
Identifiable assets:
  Utility                                      $ 4,887.0   $4,263.7  $ 4,284.7
  Diversified:
    Electric Fuels, combined                       799.1      619.8      573.6
    Other diversified                               73.9      464.9      692.1
--------------------------------------------------------------------------------
                                               $ 5,760.0   $5,348.4  $ 5,550.4
================================================================================
Depreciation and amortization:
  Utility                                      $   333.8   $  341.1  $   329.7
  Diversified:
    Electric Fuels, combined                        27.4       23.5       21.2
    Other diversified                                3.0        2.1        1.8
--------------------------------------------------------------------------------
                                               $   364.2   $  366.7  $   352.7
================================================================================
Capital additions:
  Utility                                      $   395.0   $  222.9  $   289.2
  Diversified:
    Electric Fuels, combined                       117.5       40.6       40.5
    Other diversified                                1.1         .5        1.7
--------------------------------------------------------------------------------
                                               $   513.6   $  264.0  $   331.4
================================================================================

In December 1997, Florida Progress recorded a provision for loss on its investment in Mid-Continent Life and accrued for related legal costs, totaling $97.6 million. (See Note 11 contained herein.)

In December 1996, Electric Fuels revised its assessment that low-sulfur coal market prices were depressed temporarily. Electric Fuels decided to close and dispose of its unprofitable coal operations and recorded a provision for loss of $40.9 million, as shown above.

NOTE 9  RATES

Florida Power's retail rates are set by the FPSC. Florida Power's last general rate case was approved in 1992 and allowed a 12% regulatory return on equity with an allowed range between 11% and 13%.

EXTENDED NUCLEAR OUTAGE -- In June 1997, a settlement agreement between Florida Power and all parties who intervened in Florida Power's request to collect replacement fuel and purchased power costs resulting from the extended outage of its nuclear plant was approved by the FPSC. The plant has been off-line since September 1996 to address certain design issues related to its safety systems.

Florida Power incurred $174 million in total system replacement power costs through the end of 1997. In accordance with the settlement agreement, Florida Power recorded a charge of approximately $73 million for retail replacement power costs incurred that will not be recovered through its fuel adjustment clause. Of the remaining $101 million, Florida Power will recover approximately $38 million through its fuel adjustment clause. The remaining $63 million of replacement power costs was recorded as a regulatory asset and is being amortized for a period of up to four years. The amortization of the regulatory asset is being recovered by the suspension of fossil plant dismantlement accruals during the amortization period. Actual replacement power costs incurred prior to the nuclear unit's return to service in excess of the $174 million, will be expensed as incurred.

The parties to the settlement agreement have agreed not to seek or support any increase or reduction in Florida Power's base rates or the authorized range of its return on equity during the four-year amortization period. The settlement agreement also provided that for purposes of monitoring Florida Power's future earnings, the FPSC will exclude the nuclear outage costs when assessing Florida Power's regulatory return on equity. The agreement resolves all present and future disputed issues between the parties regarding the extended outage of the nuclear plant.

TIGER BAY BUY-OUT -- In 1997, Florida Power bought out the Tiger Bay purchased power contracts for $370 million and acquired the cogeneration facility for $75 million, for a total of $445 million. Of the $370 million of contract termination costs, $350 million was recorded as a regulatory asset and the remaining $20 million was written off. Florida Power recorded $75 million as electric plant.

The regulatory asset is being recovered pursuant to a stipulation agreement between Florida Power and several intervening parties which was approved by the FPSC in June 1997. The amortization of the regulatory asset is calculated using revenues collected under the fuel adjustment clause as if the purchase power agreements related to the facility were still in effect, less the actual fuel costs and the related debt interest expense. This will continue until the regulatory asset is fully amortized. Florida Power has the option to accelerate the amortization.

NOTE 10  DISCONTINUED OPERATIONS

On November 21, 1996, The Florida Progress Board of Directors declared a spin-off distribution to common shareholders of record on December 5, 1996, of the common shares of Echelon, which comprised Florida Progress' lending, leasing and real estate operations. Common shares were distributed on the basis of one share of Echelon common stock for every 15 shares of Florida Progress common stock.

In connection with the spin-off in 1996, Florida Progress has presented Echelon as a discontinued operation in the accompanying Consolidated Statements of Income. As of the date of the spin-off, the net assets of Echelon were $194.5 million. This amount has been charged against Florida Progress' retained earnings in the accompanying December 31, 1996 Consolidated Balance Sheet to reflect the distribution of Echelon common shares on December 18, 1996.

A summary of net assets distributed is as follows:

(In millions)
------------------------------------------------------------------
Cash and equivalents                               $  53.8
Assets held for sale                                  26.8
Leases and loans receivable, net                     272.0
Property and equipment, net                          126.0
Other assets                                          39.9
------------------------------------------------------------------
Total assets                                         518.5
Total liabilities                                   (324.0)
------------------------------------------------------------------
Net assets distributed                             $ 194.5
==================================================================

Summarized income statement information relating to Echelon's results of operations (as reported in discontinued operations) is as follows:

                                                    Year ended December 31,
(In millions)                                         1996          1995
------------------------------------------------------------------------------
Sales and revenues                                   $63.2          $50.0
------------------------------------------------------------------------------
Loss from operations (net of income tax)                -              -
Provision for loss on disposition of assets
  (net of income tax benefits of $11.3)              (18.0)            -
Spin-off transaction costs (net
  of income tax benefits of $1.8)                     (8.3)            -
------------------------------------------------------------------------------
Total discontinued operations                       $(26.3)         $  -
==============================================================================

Fiscal year 1996 includes results of operations through December 18, 1996. Results of operations include allocated interest expense of $8.7 million and $11.7 million for 1996 and 1995 respectively.

NOTE 11  COMMITMENTS AND CONTINGENCIES

FUEL, COAL AND PURCHASED POWER COMMITMENTS -- Florida Power has entered into various long-term contracts to provide the fossil and nuclear fuel requirements of its generating plants and to reserve pipeline capacity for natural gas. In most cases, such contracts contain provisions for price escalation, minimum purchase levels and other financial commitments. Estimated annual payments, based on current market prices, for Florida Power's firm commitments for fuel purchases and transportation costs, excluding delivered coal and purchased power, are $40 million, $46 million, $47 million, $47 million and $48 million for 1998 through 2002, respectively, and $464 million in total thereafter. Additional commitments will be required in the future to supply Florida Power's fuel needs.

Electric Fuels has entered into several contracts with outside parties for the purchase of coal. Electric Fuels also has entered into several operating leases, and rental or royalty agreements, relating to transportation equipment and coal procurement and processing. The annual obligations under these contracts and leases, including transportation costs, are $163.1 million, $82.0 million, $50.2 million, $45.7 million and $32.2 million for 1998 through 2002, respectively, and $64.1 million in total thereafter. The total cost incurred for these commitments was $219.6 million in 1997, $221.4 million in 1996 and $235.2 million in 1995.

Florida Power has long-term contracts for about 460 megawatts of purchased power with other utilities, including a contract with The Southern Company for approximately 400 megawatts of purchased power annually through 2010. This represents 4.5% of Florida Power's total current installed system capacity. Florida Power has an option to lower these Southern purchases to approximately 200 megawatts annually with a three-year notice. The purchased power from Southern is supplied by generating units with a capacity of approximately 3,500 megawatts and is guaranteed by Southern'S entire system, totaling more than 30,000 megawatts.

As of December 31, 1997, Florida Power had entered into purchased power contracts with certain QFs for 946 megawatts of capacity with expiration dates ranging from 2002 to 2025. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments are subject to the QFs meeting certain contract performance obligations. In most cases, these contracts account for 100% of the generating capacity of each of the facilities. Of the 946 megawatts under contract, approximately 830 megawatts currently are available to Florida Power. All commitments have been approved by the FPSC. Florida Power does not plan to increase the level of purchased power currently under contract.

The FPSC allows the capacity payments to be recovered through a capacity cost recovery clause, which is similar to, and works in conjunction with, energy payments recovered through the fuel adjustment clause.

Through the buy-out of the Tiger Bay purchased power contracts for $370 million, Florida Power reduced its long-term purchased power commitments by 20 percent. Florida Power recorded $350 million of the contract termination costs as a regulatory asset and wrote off $20 million of the contract termination costs in 1997. (See Note 9 contained herein.)

Florida Power incurred purchased power capacity costs totaling $292.3 million in 1997, $284 million in 1996 and $260.1 million in 1995. The following table shows minimum expected future capacity payments for purchased power commitments. Because the purchased power commitments have relatively long durations, the total present value of these payments using a 10% discount rate also is presented. These amounts assume that all units are brought into service as contracted and meet contract performance requirements:

                                        Purchased Power Capacity Payments
(In millions)                          Utilities   Cogenerators      Total
----------------------------------------------------------------------------
1998                                     $ 59        $   206      $    265
1999                                       60            215           275
2000                                       60            223           283
2001                                       33            230           263
2002                                       32            236           268
2003-2025                                 248          5,802         6,050
----------------------------------------------------------------------------
  Total                                  $492         $6,912       $ 7,404
============================================================================
  Total net present value                                          $ 2,573
============================================================================

The purchased power contracts with QFs employ separate pricing methodologies for capacity payments and energy payments. Florida Power has interpreted the pricing provision in these contracts to allow it to pay an as-available energy price rather than a higher firm energy price when the avoided unit upon which the applicable contract is based would not have been operated.

Four QFs filed suit against Florida Power over the contract payment terms. Florida Power entered into settlement agreements with three of the four QFs. Two of those agreements have been approved by the FPSC and the litigation has been dismissed. In September 1997, the FPSC reversed its original decision and voted to deny Florida Power's request to approve the third settlement agreement. As a result of the FPSC denial, the settlement expired by its own terms in October 1997. In December 1997, the state court action with the third cogenerator was set for trial in late 1998. Florida Power's dispute with the fourth cogenerator has been set for trial in federal court for late 1998, but no trial date has been set for a parallel contract dispute in state court. Management does not expect that the results of these legal actions will have a material impact on Florida Power's financial position, operations or liquidity.

MID-CONTINENT LIFE INSURANCE COMPANY (MID-CONTINENT) -- A series of events in 1997 have significantly jeopardized Mid-Continent's ability to implement a plan to eliminate a projected reserve deficiency resulting in the impairment of Florida Progress' investment in Mid-Continent, its wholly owned life insurance subsidiary.

On April 14, 1997, the Commissioner received legal approval to temporarily seize control of the operations of Mid-Continent, and in May 1997, the Oklahoma County District Court granted the Insurance Commissioner's application to place Mid-Continent into receivership. The Insurance Commissioner had alleged that Mid-Continent's reserves were understated by more than $125 million, thus causing Mid-Continent to be statutorily impaired. The Insurance Commissioner further alleged that Mid-Continent had violated Oklahoma law relating to deceptive trade practices in connection with the sale of its "Extra Life" insurance policies and was not entitled to raise premiums, a key element to Mid-Continent's plan to address the projected reserve deficiency. While sustaining the receivership, the court also ruled that premiums could be raised. Both sides have appealed the decision to the Oklahoma Supreme Court. In December 1997, the Insurance Commissioner filed a lawsuit against Florida Progress and certain directors and officers making a number of allegations and seeking access to Florida Progress' assets to satisfy policyholder and creditor claims. Florida Progress believes that the Commissioner's lawsuit is without merit and intends to vigorously defend itself and the other defendants against these charges. The ultimate outcome of the matter cannot presently be determined. Accordingly, Florida Progress has made no provision for any loss.

Another element of Mid-Continent's plan to eliminate the projected reserve deficiency was to offer a new life insurance product. However, as a result of the Commissioner's actions, which resulted in Mid-Continent being placed in receivership, agents were reluctant to sell the new policy. This also prompted insurance commissioners in several states to enter cease and desist orders prohibiting Mid-Continent from writing new policies.

As a result of the Oklahoma Commissioner's efforts to block Mid-Continent from raising insurance premiums, his failure to offer any formal plan to eliminate the projected reserve deficiency, the legal proceedings, and the cease and desist orders, Florida Progress now believes the full amount of its $86.9 million investment in Mid-Continent at December 31, 1997 is impaired. Therefore, Florida Progress recorded a provision for loss on investment of $86.9 million in 1997. In addition, tax benefits of approximately $11 million related to the excess of the tax basis over the book value in the investment in Mid-Continent as of December 31, 1997, were not recorded because of uncertainties associated with the timing of a tax deduction. Florida Progress also recorded an accrual at December 31, 1997 for legal fees associated with defending its position in current Mid-Continent legal proceedings.

Mid-Continent's financial statements have been deconsolidated effective December 31, 1997. The investment will prospectively be accounted for under the cost method.

ADVANCED  SEPARATION  TECHNOLOGIES  - Florida  Progress sold its 80% interest in
Advanced Separation Technologies to Calgon in December 1996 for $56 million in cash. Calgon filed a lawsuit in January 1998 alleging misstatement of AST's 1996 revenues, assets and liabilities, seeking damages and granting Calgon the right to rescind the sale. The lawsuit also accuses Florida Progress of failing to disclose flaws in AST's manufacturing process and a lack of quality control. No projection of an outcome or estimate of a potential liability, if any, can be determined at the date of issuance of these financial statements. Florida Progress intends to vigorously defend itself against this lawsuit.

CONSTRUCTION PROGRAM - Substantial commitments have been made in connection with Florida Progress' construction program. In 1998, Florida Power has projected construction expenditures of $294 million, primarily for electric plant and nuclear fuel. Electric Fuels has projected capital additions of $125 million in 1998, primarily for barges and towboats.

OFF-BALANCE SHEET RISK -- Several of Florida Progress' subsidiaries are general partners in unconsolidated partnerships and joint ventures. Florida Progress or subsidiaries have agreed to support certain loan agreements of the partnerships and joint ventures. These credit risks are not material to the financial statements and Florida Progress considers these credit risks to be minimal, based upon the asset values supporting the partnership liabilities.

INSURANCE -- Florida Progress and its subsidiaries utilize various risk management techniques to protect assets from risk of loss, including the purchase of insurance. Risk avoidance, risk transfer and self-insurance techniques are utilized depending on Florida Progress' ability to assume risk, the relative cost and availability of methods for transferring risk to third parties, and the requirements of applicable regulatory bodies.

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

Florida Power is a member of the Nuclear Electric Insurance, Ltd. ("NEIL"), an industry mutual insurer, which provides business interruption and extra expense coverage in the event of a major accidental outage at a covered nuclear power plant. Florida Power is subject to a retroactive premium assessment by NEIL under this policy in the event loss experience exceeds NEIL's available surplus. Florida Power's present maximum share of any such retroactive assessment is $2.7 million per policy year.

Florida Power also maintains nuclear property damage insurance and decontamination and decommissioning liability insurance totaling $2.1 billion. The first layer of $500 million is purchased in the commercial insurance market with the remaining excess coverage purchased from NEIL. Florida Power is self-insured for any losses that are in excess of this coverage. Under the terms of the NEIL policy, Florida Power could be assessed up to a maximum of $9.5 million in any policy year if losses in excess of NEIL's available surplus are incurred.

Florida Power has never been assessed under these nuclear indemnities or insurance policies.

CONTAMINATED SITE CLEANUP -- Florida Progress is subject to regulation with respect to the environmental impact of its operations. Florida Progress' disposal of hazardous waste through third-party vendors can result in costs to clean up facilities found to be contaminated. Federal and state statutes authorize governmental agencies to compel responsible parties to pay for cleanup of these hazardous waste sites.

Florida Power and former subsidiaries of Florida Progress, whose properties were sold in prior years, have been identified by the EPA as PRPs at certain sites, including a coal gasification plant site in Sanford, Florida ("Sanford site") that Florida Power previously owned and operated. There are five parties, including Florida Power, that have been identified as PRPs at the Sanford site. Liability for the cleanup costs of these sites is joint and several.

Negotiations are underway with the EPA to define the extent of contamination that may be attributable to Florida Power's previous operation at the site. The discussions and resolution of liability for cleanup costs could cause Florida Power to increase its estimate of its liability for cleanup costs. Although estimates of any additional costs are not currently available, the outcome is not expected to have a material effect on Florida Progress' financial position, results of operations or liquidity.

In addition to these designated sites, there are other sites where affiliates may be responsible for additional environmental cleanup.

Florida Progress believes that its subsidiaries will not be required to pay a disproportionate share of the costs for cleanup of any of these sites. Florida Progress' best estimates indicate that its proportionate share of liability for cleaning up all sites ranges from $2.5 million to $7.5 million. It has reserved $4.7 million against these potential costs.

AGE DISCRIMINATION SUIT -- Florida Power and Florida Progress have been served with an age discrimination lawsuit involving 116 former Florida Power employees and one current employee. While no dollar amount was requested in the lawsuit, each plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys' fees. In October 1996, the court approved an agreement between parties to provisionally certify this case as a class action suit under the Age Discrimination in Employment Act. Estimates of the potential liability associated with this lawsuit, if any, remain pending until the final decision on whether to certify the case as a class action suit has been made. A decision regarding the class action status is expected in 1998.

                                QUARTERLY FINANCIAL DATA

                                               FLORIDA PROGRESS CORPORATION
                                                      (Unaudited)

                                                               Three Months Ended
(In millions, except per share amounts)       March 31        June 30     September 30    December 31
------------------------------------------------------------------------------------------------------------------
  1997
  OPERATING RESULTS
    Revenues                                   $747.5         $797.3         $922.5         $848.3
    Income (loss) from operations                95.0          (34.6)         199.0           13.2
    Net income (loss)                            42.0          (38.2)         102.0          (51.5)
  DATA PER SHARE
    Earnings (loss) per common share              0.43          (0.39)          1.05          (0.53)
    Dividends per common share                     .525           .525           .525           .525
    Common stock price per share:
      High                                       32 7/8         31 5/8         33 5/16        39 1/4
      Low                                        29 3/4         27 3/4         31 1/4         31 5/8
------------------------------------------------------------------------------------------------------------------
  1996
  OPERATING RESULTS
    Revenues                                   $730.4         $773.6         $879.0         $774.9
    Income from operations                      107.2          125.0          189.3           60.9
    Net income from continuing operations        48.3           58.7           98.1           45.6
    Loss from discontinued operations              -           (25.0)            -            (1.3)
    Net income                                   48.3           33.7           98.1           44.3
  DATA PER SHARE
    Earnings:
      Continuing operations                        .50            .61           1.01            .47
      Discontinued operations                        -           (.26)             -           (.01)
      Consolidated                                 .50            .35           1.01            .46
    Dividends per common share                     .515           .515           .515           .515
    Common stock price per share:
      High                                       36 3/8         34 3/4         35 1/8         34 1/2
      Low                                        33             32 1/2         33 1/2         31 5/8
------------------------------------------------------------------------------------------------------------------

                                               FLORIDA POWER CORPORATION
                                                      (Unaudited)
-------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended
(In millions)                            March 31        June 30     September 30    December 31
-------------------------------------------------------------------------------------------------------------
1997
Operating revenues                        $553.8         $597.2         $706.9          $590.5
Net income (loss)                          $41.6         $(43.2)         $96.7           $40.8
Earnings (loss) on common stock            $41.2         $(43.6)         $96.4           $40.4

1996

Operating revenues                        $547.3         $588.7         $694.7         $562.9
Net income                                 $45.2          $56.0          $93.9          $43.3
Earnings on common stock                   $42.9          $53.9          $93.1          $42.7

The business of Florida Power is seasonal in nature and comparisons of earnings for the quarters do not give a true indication of overall trends and changes in Florida Power's operations. Effective December 31, 1997, Florida Progress deconsolidated the financial statements of Mid-Continent Life Insurance Company and established a provision for loss for the full amount of its investment. The deconsolidation has not been reflected in the consolidated financial statements of prior periods. In 1996, the divestiture of Echelon International Corporation is reflected in the loss from discontinued operations.

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

                                  FLORIDA POWER

DIRECTORS

Jack B. Critchfield, Age 64, Director 1975-1978 and since 1988.
Member - Executive Committee

Information concerning Dr. Critchfield is set forth in Part I, Item 1 hereof under the heading "Executive Officers".

W. D. ("Bill") Frederick, Jr., Age 63, Director since 1997.
Member - Compliance Committee

Mr. Frederick's principal occupation for the past five years has been as an investor and citrus grower in Orlando, Florida. He served as Mayor of the City of Orlando from 1980 to 1992. In 1966 he founded the Orlando law firm of Frederick, Wooten & Honeywell P.A., and subsequently became a partner in the Orlando law office of Holland & Knight, from which he retired in 1995. He is a member of the Board of Directors of Florida Progress, Blue Cross/Blue Shield of Florida, and SunTrust Bank, Central Florida, N.A.

Michael P. Graney, Esquire, Age 54, Director since 1997.
Member - Executive Committee, Compliance Committee

Mr. Graney has practiced law with the New York based law firm of Simpson Thacher & Bartlett since 1980 and is now resident partner in its Ohio office. His specialties are utilities, anti-trust and litigation. He is a member of the American, District of Columbia, Ohio and Columbus Bar Associations and the Federal Energy Bar Association. He is a director of Florida Progress.

Richard Korpan, Age 56, Director since 1989.
Chairman - Executive Committee

Information concerning Mr. Korpan is set forth in Part I, Item 1 hereof under the heading "Executive Officers".

Frank C. Logan, Age 62, Director since 1994.
Chairman - Compliance Committee

Mr. Logan, age 62, has been an attorney with the law firm of Harper, Kynes, Geller, Watson & Buford, P.A., Clearwater, Florida since 1996. Previously, he was with the Clearwater law firm of Harris, Barrett, Mann & Dew and the Tampa firm of MacFarlane, Ausley, Ferguson & McMullen. He has practiced law since 1962, specializing in estate planning, probate, corporate and business law. He is also a director of Florida Progress.

Clarence V. McKee, Esquire, Age 55, Director since 1988.

Mr. McKee's principal occupation is Chairman and Chief Executive Officer of McKee Communications, Inc., Tampa, Florida, a firm involved in the acquisition and management of television and radio stations. He served as Counsel to Pepper & Corazinni, a Washington, D.C. communications law firm, from 1980 until 1987 when he became a co-owner of WTVT Holdings, Inc., where he held the position of

Chairman and Chief Executive Officer until 1992. He is a director of Florida Progress, American Heritage Life Insurance Company, and Checkers Drive-In Restaurants, Inc.

Vincent J. Naimoli, Age 60, Director since 1997.

Mr. Naimoli's principal occupation for more than five years has been as Chairman, President and Chief Executive Officer of Anchor Industries International, Inc., Tampa, Florida, an operating and holding company. He is also Managing General Partner and Chief Executive Officer of the Tampa Bay Devil Rays, Ltd. Major League Baseball Club, St. Petersburg, Florida. Mr. Naimoli is a director of Florida Progress, and in conjunction with the business activities of Anchor Industries, serves as a director of Russell Stanley Corp., Simplicity Pattern Company, and Players International, Inc.

Richard A. Nunis, Age 65, Director since 1997.
Member - Executive Committee

Mr. Nunis' principal occupation for more than five years has been Chairman of Walt Disney Attractions, Orlando, Florida. He has held various positions with the Disney organization since 1955, including Vice President, Operations in 1968, Executive Vice President of DISNEYLAND and Walt Disney World in 1972, President of Walt Disney Attractions in 1980, and his current position since 1991. He is a director of Florida Progress, The Walt Disney Company, and SunTrust Bank, Central Florida N.A.

Joseph H. Richardson, Age 48, Director since 1996.
Member - Executive Committee

Information concerning Mr. Richardson is set forth in Part I, Item 1 hereof under the heading "Executive Officers".

Joan D. Ruffier, Age 58, Director since 1991.
Member - Compliance Committee

Ms. Ruffier's principal occupation for more than five years has been as general partner of Sunshine Cafes, Ltd., Orlando, Florida, a food and beverage concession business at major Florida airports. Previously, she practiced public accounting with the firm of Colley, Trumbower & Howell. She also serves on the boards of directors of Florida Progress, Cyprus Equity Fund and INVEST, Inc.

Robert T. Stuart, Jr., Age 65, Director since 1997

Mr. Stuart's principal occupation for more than five years has been as a rancher and investor. Since 1949, he has held numerous executive positions with Mid-Continent, including Vice President, President, Chairman of the Board and Chief Executive Officer until 1986 when Mid-Continent was acquired by Florida Progress. He is a director of Florida Progress.

Jean Giles Wittner, Age 63, Director since 1977.
Member - Compliance Committee

Mrs. Wittner's principal occupation is President of Wittner & Co., Wittner Securities, Inc., and Wittner & Associates, Inc., St. Petersburg, Florida, firms involved in real estate management, insurance brokerage and consulting, positions she has held for more than five years. She previously served as President and Chief Executive Officer of a savings association until it was sold in 1986. She serves on the boards of Florida Progress, Raymond James Bank, F.S.B., and Checkers Drive-In Restaurants, Inc.

Each director holds office until the next Annual Meeting of Shareholders and until the election and qualification of a successor.

EXECUTIVE OFFICERS

Information  concerning the executive  officers of Florida Power is set forth in
Part I, Item 1 hereof under the heading "Executive Officers" and is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely on a review of the copies of Section 16(a) forms furnished to Florida Power during 1997, or written representations that no forms were required, Florida Power believes that all persons who at any time during 1997 were officers, directors or greater than 10% beneficial owners of Florida
Power's preferred stock, filed their applicable Section 16(a) reports on a timely basis during 1997 and prior fiscal years, except that Florida Power's directors, W. D. Frederick, Jr., Michael P. Graney, Vincent J. Naimoli, Richard
A. Nunis, Charles B. Reed and Robert T. Stuart, Jr., failed to timely file a Form 3 within 10 days of becoming directors on May 15, 1997. Each of their forms was filed November 26, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

                               FLORIDA PROGRESS

The information under the headings "Compensation of Directors", "Executive Compensation", "Pension Plan Table" and "Employment Contracts, Termination of Employment and Change in Control Arrangements" in Florida Progress' Proxy Statement is incorporated herein by reference.

                                 FLORIDA POWER

COMPENSATION OF DIRECTORS

Effective May 15, 1997, compensation for all directors of Florida Power (excluding employees of Florida Progress or subsidiaries) was $1,000 for attendance at each meeting of the Florida Power Board of Directors or a committee of the Board of Directors. A $750 fee is paid to each committee chairman for each meeting chaired.

EXECUTIVE COMPENSATION

The following table contains information with respect to compensation awarded, earned or paid during the years 1995-1997, to (i) the former Chief Executive
Officer  ("former  CEO") of Florida  Power;  (ii) the  current  Chief  Executive
Officer ("CEO") and (iii) the other four most highly compensated executive officers of Florida Power (the individuals referred to in (i), (ii) and (iii) are referred to collectively as the "Named Executive Officers") in 1997, whose total remuneration paid in 1997 exceeded $100,000.

                                      SUMMARY COMPENSATION TABLE
                                                                             Long-Term
                                         Annual Compensation(1)             Compensation
                               -----------------------------------------    -------------
                                                               Other
    Name and Principal                                        Annual           LTIP              All Other
        Position                Year     Salary    Bonus    Compensation     Payouts(2)         Compensation(3)
--------------------------    -----     ------    -----  -------------    ------------      ---------------
RICHARD KORPAN                  1997    $592,304  $ 41,500                   $324,028(4)            $26,490
  Chairman and Former           1996     535,610   333,500                    339,107                18,900
  Chief Executive Officer       1995     440,003   257,000                    284,109                19,800

JOSEPH H. RICHARDSON            1997    $384,619  $    -0-                   $162,091(4)           $ 13,890
  President and Chief           1996     288,884   214,000                    128,858                16,585(5)
  Executive Officer             1995     215,009   113,000                    110,473                 8,835

JEFFREY R. HEINICKA             1997    $264,992  $ 15,500                   $110,393(4)           $ 12,315
  Senior Vice President and     1996     258,456   169,000                    113,139                 8,595
  Chief Financial Officer       1995     211,200   100,000                      N/A                   8,325

ROY A. ANDERSON(6)              1997    $226,157  $  -0-     $343,035(7)     $ 32,518(4)           $  5,643
  Senior Vice President and     1996       N/A       N/A                        N/A                    N/A
  Chief Nuclear Officer         1995       N/A       N/A                        N/A                    N/A

KENNETH E. ARMSTRONG            1997    $215,009  $ 10,000                   $ 88,944(4)           $  9,963
  Vice President and            1996     212,785   144,500                    101,748                 8,010
   General Counsel              1995     197,995    77,000                      N/A                   8,910

JOHN A. HANCOCK                 1997    $220,002  $    -0-                   $ 93,826(4)           $ 10,200
  Former Senior Vice            1996     217,385   115,000                    130,787                 8,400
  President, Energy Supply      1995     199,992   105,000                    109,974                 8,550

(1) Unless otherwise noted, all other annual compensation paid to the Named Executive Officers during 1997 other than salary and annual incentive compensation, does not exceed the minimum amounts required to be reported pursuant to SEC rules.

(2)          The number of shares of restricted Common Stock held by Named
             Executive Officers as of December 31, 1997 as a result of awards earned under the 1993-1995 and 1994-1996 performance cycles and the value of such shares as of that date, is as follows: Richard
             Korpan 8,010 shares, $314,393; Joseph H. Richardson 3,062 shares,
             $120,184; Jeffrey R. Heinicka 1,938 shares, $76,067; Roy A.
             Anderson -0-; Kenneth E. Armstrong 1,743 shares, $68,413; and
             John A. Hancock 3,091 shares, $121,322. The restrictions were removed from all shares effective January 1, 1998.

(3) Represents contributions to the Savings Plan of Florida Progress and/or the Executive Optional Deferred Compensation Plan on behalf of the Named Executive Officers.

(4) Represents the dollar value as of February 18, 1998, the date of award, of shares of Common Stock of Florida Progress earned under the 1995-1997 performance cycle ("Cycle V") of the LTIP, none of which are restricted. The total number of shares earned are as follows: Richard Korpan 8,430 shares; Joseph H.
             Richardson 4,217 shares; Jeffrey R. Heinicka 2,872 shares;
             Roy A. Anderson 846 shares, Kenneth E. Armstrong 2,314 shares;
             and John A. Hancock 2,441 shares.

             The  payouts  listed in the  Long-Term  Compensation  column of the
             Summary Compensation table for the Named Executive Officers for the
             1995-1997  performance  cycle  are the  result  of (i) the  Florida
             Progress  Compensation  Committee's   determination  that  Cycle  V
             results  did meet the  threshold  goals  for  Florida  Power  after adjusting  for  strategic  expenditures  or  expenses  incurred  in connection  with  the  buyout  of  the  Tiger  Bay  purchase  power contract, the nuclear replacement fuel costs, and nuclear operating and maintenance  outage costs that exceeded the Nuclear  Regulatory


             Commission   mandated   work  for   1997;   (ii)  the   Committee's
             determination that the Cycle V results did meet the threshold goals for  certain  non-utility  subsidiaries,  after  adjusting  for the exclusion of a provision for loss on coal properties in determining
             Electric Fuels' return-on-equity for 1996; (iii) the application of a mathematical  formula converting the goal level achieved into the number  of  performance  shares  earned  and (iv)  adding  dividend equivalents  on shares  earned  for the  period of the  performance cycle.  All payouts to the Named  Executive  Officers  were made in shares of Common Stock except that Mr.  Hancock's award was paid in cash.

(5)          Represents $8,835 in Company Contributions to the Savings Plan of
             Florida Progress and/or the Executive Optional Deferred
             Compensation Plan and $7,750 of director fees for services as a director of Echelon, a former subsidiary of Florida Progress.

(6)          No compensation information is provided for 1995 and 1996 because
             Mr. Anderson was not an executive officer or employee of Florida
             Power during those years.

(7) Includes $282,686 paid to Mr. Anderson under the terms of his employment agreement to place Mr. Anderson in substantially the same economic position as he would have been had he remained with his previous employer. Also includes reimbursement for Mr. Anderson's moving expenses and tax reimbursement payments for moving expenses and imputed flight income.

The following table contains information with respect to Performance Shares granted in 1997 to each of the Named Executive Officers of Florida Power for the 1997-1999 performance cycle of the LTIP:

                           LONG-TERM INCENTIVE PLAN(1)
                                 AWARDS IN 1997
                              Number of   Performance       Estimated Payout in Shares at End of Period(3)
                             Performance    Period          ---------------------------------------------
   Name                       Shares(2)    Covered             Threshold     Target       Maximum
----------------------       ----------    ---------            ---------     ------      --------
Richard Korpan                   9,639      1997-1999             2,410         9,639        19,278
Joseph H. Richardson             6,426      1997-1999             1,607         6,426        12,852
Jeffrey R. Heinicka              3,406      1997-1999               852         3,406         6,812
Roy A. Anderson                  3,149      1997-1999               787         3,149         6,298
Kenneth E. Armstrong             2,763      1997-1999               691         2,763         5,526
John A. Hancock                  2,827      1997-1999               707         2,827         5,654

(1) The LTIP is a Common Stock and cash-based incentive plan to reward participants for long-term performance of Florida Progress. It was approved by the Florida Progress shareholders in 1990.

(2) The number of performance shares granted are based on a percentage of base salary in effect at the time of each award and is subject to automatic increase or decrease on a prorated basis in accordance with changes to a participant's base salary or LTIP percentages throughout the performance cycle.

     In the event of a change in control of Florida Progress, 150% of all performance shares granted to the Named Executive Officers under the LTIP and then outstanding would automatically be considered earned and would be paid in shares of unrestricted Common Stock together with shares of unrestricted Common Stock payable for dividend equivalents accrued through the date of the change in control.

(3)  Payouts for the 1997-1999  performance  cycle are based on  achievement  of
     total  shareholder   return  goals  established  by  the  Florida  Progress
     Corporation Compensation Committee.

Pension Plan Table

The table below illustrates the estimated annual benefits (computed as a straight life annuity beginning at retirement at age 65) payable under the Florida Progress Corporation Retirement Plan, Nondiscrimination Plan and Supplemental Executive Retirement Plan ("SERP") for specified final average compensation and years of service levels.


                    Estimated Annual Retirement Benefits Payable Under the Retirement Plan,
                     Nondiscrimination Plan and the Supplemental Executive Retirement Plan
                    ---------------------------------------------------------------------
Average Annual
 Compensation                                        Service Years
---------------------------------------------------------------------------------------------------------
                           5            10           15           20          25          30    35 or more
$  200,000             $ 37,500    $  75,000    $ 112,500    $ 120,000    $120,000    $120,000    $126,000
   300,000               56,250      112,500      168,750      180,000     180,000     180,000     189,000
   400,000               75,000      150,000      225,000      240,000     240,000     240,000     252,000
   500,000               93,750      187,500      281,250      300,000     300,000     300,000     315,000
   600,000              112,500      225,000      337,500      360,000     360,000     360,000     378,000
   700,000              131,250      262,500      393,750      420,000     420,000     420,000     441,000
   800,000              150,000      300,000      450,000      480,000     480,000     480,000     504,000
   900,000              168,750      337,500      506,250      540,000     540,000     540,000     567,000
 1,000,000              187,500      375,000      562,500      600,000     600,000     600,000     630,000
 1,100,000              206,250      412,500      618,750      660,000     660,000     660,000     693,000
 1,200,000              225,000      450,000      675,000      720,000     720,000     720,000     756,000
 1,300,000              243,750      487,500      731,250      780,000     780,000     780,000     819,000

The Named Executive Officers are entitled to benefits under the SERP. These benefits are offset by the benefits payable under the Retirement Plan and the Nondiscrimination Plan, as well as 50% of the executive's primary Social Security benefit. The estimated annual SERP benefit for the Named Executive Officers (prior to any offsets) may be determined using the Pension Plan Table set forth above. For these purposes, the current compensation for each executive that would be used in calculating benefits under the SERP is substantially the same as the three-year average of the salary and bonus reported in the summary compensation table, and the number of years of deemed credited service that would be used in calculating benefits under the SERP for each such executive is as follows: Mr. Korpan, 35 years of service; Mr. Richardson, 22 years of service; Mr. Heinicka, 20 years of service; Mr. Anderson 1 year of service; and Mr. Armstrong, 13 years of service. A description of Mr. Hancock's benefits under the SERP are described below. Under the formula used for calculating benefits under the SERP, the maximum benefit payable to each Named Executive Officer is reached at 16 years of deemed credited service unless the Named Executive Officer achieves 35 years of service.

Accrued benefits may also be paid under each of the Retirement Plan, Nondiscrimination Plan and SERP if a participant terminates employment before age 65 and meets the requirements for early retirement, disability, death or other termination of employment benefits after becoming vested under the rules of the particular plan.

Under the Retirement Plan and the Nondiscrimination Plan, the compensation taken into account in calculating benefits is salary only. The years of credited service that would be used in calculating benefits under the formula applicable to the Retirement Plan and the Nondiscrimination Plan (1.8% of final average earnings for each year of service) for the Named Executive Officers in the summary compensation table are as follows: Mr. Korpan, 9 years of service; Mr. Richardson, 22 years of service; Mr. Heinicka, 20 years of service; Mr. Anderson, 1 year of service; Mr. Armstrong, 11 years of service; and Mr. Hancock, 31 years of service. The benefits under the Retirement Plan and the Nondiscrimination Plan are subject to offset by an amount equal to 1 1/7% of a participant's primary Social Security benefit for each year of service (with a maximum offset of 40%).

In the event of a change in control of Florida Progress, each Named Executive Officer except Mr. Hancock will receive credit under the SERP for five additional years of service. If a participant's employment is terminated following a change in control, the benefit payable from the SERP is as follows:
(1) an annuity beginning at age 55 through 59, subject to early payment reductions in the amount of 3% for each year prior to age 60, or age 60 without reduction; (2) the amount of any federal excise taxes (and income taxes on any reimbursement under this provision) imposed on the executive under Section 4999 of the Internal Revenue Code; and (3) a 50% surviving spouse benefit payable upon death.

Mr. Hancock relinquished his officer status as of December 31, 1997 and will retire on September 30, 1998, pursuant to the "early retirement" provisions of the SERP. Upon his retirement, Mr. Hancock will receive until age 62, an annual retirement benefit of $180,543. After age 62, the annual benefit will be reduced by $6,150, one-half the amount of his annual Social Security benefit. After his death, his spouse will receive an annual survivor benefit of $90,272.
Approximately 49% of the benefits are payable pursuant to the SERP, with the balance payable under the Retirement and Nondiscrimination Plans. Mr. Hancock will also be paid 67.8% of his medical insurance premiums and 90.4% of his spouse's.

In March 1997, Florida Power entered into an Employment Agreement with Roy A. Anderson which provides for his employment from January 20, 1997 through April 30, 2003. His annual base salary will be $245,000, or such greater sum as shall be mutually agreed, with initial award opportunities as a participant in the Management Incentive Compensation Plan ("MICP") and LTIP of 40% of base salary for each plan. He is entitled to participate in the SERP, and shall be credited beginning in 2003 with up to 22 years of additional service constituting "Deemed Credited Service" thereunder depending on the number of years of actual service. The agreement also provides for certain payments designed to place Mr. Anderson in substantially the same economic position as that which he would have enjoyed had he remained with his former employer. The agreement provided for payments in 1997 for a total of $282,686 and for two payments, payable if employment terminates other than as a result of termination for good cause. The first is a $105,960 15-year annuity. The second is a 5-year annuity ranging from $143,000 to $231,000, depending on length of service after age 60. Both payments are to be offset by payments made by his former employer pursuant to comparable arrangements. The agreement contains a confidentiality agreement and covenant not to compete.

In the event of a change in control of Florida Progress, all of the Named Executive Officers except Mr. Hancock are entitled to benefits under individual agreements described in Florida Progress' Proxy Statement under the heading "Employment Contracts, Termination of Employment and Change in Control Arrangements."

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

The table below sets forth as of December 31, 1997, the number of shares of common stock of Florida Progress owned by Florida Power's directors and Named Executive Officers individually and the directors and all executive officers of Florida Power as a group.

Florida Power                     Number of Shares             Percent of
Officer or Director Name       Beneficially Owned (1)          Class (2)
------------------------       ----------------------          ----------

Jack B. Critchfield                     51,394
W. D. ("Bill") Frederick                 2,885
Michael P. Graney                        3,616
Richard Korpan                          24,326
Frank C. Logan                           2,383
Clarence V. McKee                        3,113
Vincent J. Naimoli                       9,206
Richard A. Nunis                        22,672
Charles B. Reed                          3,768
Joseph H. Richardson                    12,643
Joan D. Ruffier                          4,688
Robert T. Stuart, Jr.                 1,506,073                   1.55%
Jean Giles Wittner                      10,317

Roy A. Anderson                          2,173
Kenneth E. Armstrong                     5,697
John A. Hancock                         18,454
Jeffrey R. Heinicka                      5,692


All 19 directors, Named
  Executive Officers and executive
  officers as a group, including
  those named above                  1,694,850                   1.75%

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K FOR FLORIDA PROGRESS AND FLORIDA POWER

     (a)     1. Financial  Statements,  notes to Financial Statements and report thereon of KPMG Peat Marwick LLP are found in Item 8 "Financial Statements and Supplementary Data" herein.

             2. The following Financial Statement Schedules and reports are included herein:

                                 Florida Progress

                      II-Valuation and Qualifying Accounts
                         for the years ended December 31,
                         1997, 1996 and 1995

                                   Florida Power

                      II-Valuation and Qualifying Accounts
                         for the years ended December 31,
                         1997, 1996 and 1995

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

         10.(a)      Management Incentive Compensation Plan         X       X
                     of Florida Progress Corporation, as amended to date.*

         10.(b)      Agreement between Florida Progress and         X
                     Kenneth E. Armstrong dated as of January
                     30, 1998 regarding change in control.*

         10.(c)      Agreement between Florida Progress and         X
                     Stanley I. Garnett, II dated as of January
                     30, 1998 regarding change in control.*

         10.(d)      Agreement between Florida Progress and         X
                     Jeffrey R. Heinicka dated as of January
                     30, 1998 regarding change in control.*

         10.(e)      Agreement between Florida Progress and         X
                     Richard D. Keller dated as of January
                     30, 1998 regarding change in control.*

         10.(f)      Agreement between Florida Progress and         X
                     Richard Korpan dated as of January 30,
                     1998 regarding change in control.*

         10.(g)      Agreement between Florida Progress and         X
                     Joseph H. Richardson dated as of January
                     30, 1998 regarding change in control.*

         10.(h)      Employment Agreement between Florida           X
                     Progress and Richard Korpan dated as
                     of March 1, 1998.*

         12          Statement of Computation of Ratios.                    X

         21          Subsidiaries of Florida Progress.              X

         23.(a)      Consent of Independent Certified Public        X
                     Accountants to the incorporation by reference of their report on the financial statements into the following registration statements of Florida Progress: Form S-3 (No. 33-51573) (relating to the registration of 4.5 million shares of common stock and filed with the SEC on December 17, 1993); Form S-8 (No. 333-19037)
                     (relating to the Savings Plan for Employees of Florida Progress and filed with the SEC on December 31, 1996); Form S-3 (No. 333-07853)
                     (relating to the Progress Plus Plan and filed with the SEC on July 10, 1996); Form S-8

                     (No. 33-47623) (relating to Florida Progress' Long-Term Incentive Plan and filed with the SEC on May 1, 1992); Form S-3 (No. 2-93111)
                     (relating to the acquisition of Better Business Forms and filed with the SEC on September 5, 1984.

         23.(b)      Consent of Independent Certified Public                X
                     Accountants to the incorporation by reference of their report on the financial statements into Florida Power's registration statements on Form S-3 (Nos. 33-62210 and 33-55273)
                     (relating to Florida Power's first mortgage bond shelf) and Form S-3 (No. 333-29897)
                     (relating to Florida Power's medium-term note shelf).

         27.(a)      Florida Progress Financial Data Schedule       X

         27.(b)      Florida Power Financial Data Schedule                  X

          4.   Exhibits incorporated herein by reference:

                                                                Florida  Florida
          Number           Exhibit                              Progress  Power
          ------          --------                             --------- -------

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

          3.(d)      Amended Articles of Incorporation, as          X      X
                     amended, of Florida Power.  (Filed as
                     Exhibit 3(a) to the Florida Power Form
                     10-K for the year ended December 31, 1991, as filed with the SEC (File No. 1-3274) on March 30, 1992.)

          4.(a)      Amendment to Shareholder Rights Agreement      X
                     dated February 20, 1997, between Florida
                     Progress and The First National Bank of
                     Boston.  (Filed as Exhibit 4(a) to the
                     Florida Progress Form 10-K for the year
                     ended December 31, 1996, as filed with
                     the SEC on March 27, 1997.)

          4.(b)      Form of Certificate representing shares of     X
                     Florida Progress Common Stock.  (Filed as
                     Exhibit 4(b) to the Florida Progress Form
                     10-K for the year ended December 31, 1996, as filed with the SEC on March 27, 1997.)

          4.(c)      Rights Agreement, dated as of November 21,     X
                     1991, between Florida Progress and
                     Manufacturers Hanover Trust Company,
                     including as Exhibit A the form of Rights
                     Certificate. (Filed as Exhibit 4(a) to
                     Florida Progress' Form 8-K dated November
                     21, 1991, as filed with the SEC on November
                     27, 1991.)

          4.(d)      Indenture, dated as of January 1, 1944 (the    X       X

                     "Indenture"), between Florida Power and
                     Guaranty Trust Company of New York and The
                     Florida National Bank of Jacksonville, as
                     Trustees.  (Filed as Exhibit B-18 to Florida
                     Power's Registration Statement on Form A-2
                     (No. 2-5293) filed with the SEC on January
                     24, 1944.)

          4.(e)      Seventh Supplemental Indenture, dated as of    X       X
                     July 1, 1956, between Florida Power and
                     Guaranty Trust Company of New York and The
                     Florida National Bank of Jacksonville, as
                     Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(b) to Florida Power's Registration
                     Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991.)

          4.(f)      Eighth Supplemental Indenture, dated as of     X       X
                     July 1, 1958, between Florida Power and
                     Guaranty Trust Company of New York and The
                     Florida National Bank of Jacksonville, as
                     Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(c) to Florida Power's Registration
                     Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991.)

          4.(g)      Sixteenth Supplemental Indenture, dated as of  X       X
                     February 1, 1970, between Florida Power and
                     Morgan Guaranty Trust Company of New York and
                     The Florida National Bank of Jacksonville, as
                     Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(d) to Florida Power's Registration
                     Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991.)

          4.(h)      Twenty-Ninth Supplemental Indenture, dated as  X       X
                     of September 1, 1982, between Florida Power and Morgan Guaranty Trust Company of New York and Florida National Bank, as Trustees, with reference to the modification and amendment of the Indenture. (Filed as Exhibit 4(c) to Florida Power's Registration Statement on
                     Form S-3 (No. 2-79832) filed with the SEC on
                     September 17, 1982.)

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

         10.(i)      Executive Optional Deferred Compensation      X        X
                     Plan*. (Filed as exhibit 10.(c) to the
                     Florida Progress Form 10-K for the year
                     ended December 31, 1996 as filed with the SEC on March 27, 1997.)

         10.(j)      Florida Progress Supplemental Executive       X        X
                     Retirement Plan*.  (Filed as exhibit
                     10.(b) to the Florida Progress Form 10-K for the year ended December 31, 1996 as filed with the SEC on March 27, 1997.)

         10.(k)      Second Amended and Restated Guaranty and      X
                     Support Agreement dated as of August 7,
                     1996.  (Filed as Exhibit 4 to Florida
                     Progress' Form 10-Q for the quarter
                     ended June 30, 1996).

         10.(l)      Florida Progress Corporation Long-Term        X        X
                     Incentive Plan, approved by Florida
                     Progress' Shareholders on April 19,
                     1990.  (Filed as Exhibit 10(d) to
                     Florida Progress' Form 10-Q for the
                     quarter ended March 31, 1990, as filed
                     with the SEC on May 14, 1990). *

          10.(m)     Stock Plan for Non-Employee Directors of       X       X
                     Florida Progress Corporation and Subsidiaries.
                     (Filed as Exhibit 4.(k) to the Florida Progress Registration Statement on Form S-8 (No. 333-
                     02619) as filed with the SEC on April 18, 1996.)*

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

          (b)  Reports on Form 8-K:

               During the fourth quarter of the year ended December 31, 1997, Florida Progress and Florida Power filed the following reports on Form 8-K:

                    Form 8-K dated October 16, 1997, reporting under Item 5 "Other Events" a press release and related Investor Information Report reporting Florida Progress' and Florida Power's third quarter 1997 earnings.

                    Form 8-K dated December 15, 1997, reporting under Item 5 "Other Events" a Investor News report regarding Florida Power's Crystal River nuclear plant.

                    Form 8-K dated December 23, 1997, reporting under Item 5 "Other Events" an Investor News report concerning a lawsuit filed by the receiver of MCL against Florida Progress as well as certain former and current Directors and Officers of Florida Progress and MCL.

               In addition, Florida Progress and Florida Power filed the following reports on Form 8-K subsequent to the fourth quarter of 1997:

                    Form 8-K dated January 12, 1998, reporting under Item 5 "Other Events" an Investor News report to provide an update regarding Florida Power's Crystal River 3 and a lawsuit filed by Calgon Corporation.

                    Form 8-K dated January 26, 1998, reporting under Item 5 "Other Events" a press release and related Investor News report which stated Florida Progress' and Florida Power's 1997 year-end earnings.

                    Form 8-K dated January 30, 1998, reporting under Item 5 "Other Events" an Investor News report to provide an update regarding Florida Power's Crystal River Nuclear Plant.

                    Form 8-K dated February 9, 1998, reporting under Item 5 "Other Events" an Investor News report to provide an update regarding Florida Power's Crystal River Nuclear Plant.

                    Form 8-K dated February 12, 1998, reporting under Item 5 "Other Events" an Investor News report to provide an update regarding Florida Power's Crystal River Nuclear Plant.

                    Form 8-K dated February 19, 1998, reporting under Item 5 "Other Events" an Investor News report to report an increase in its annual dividend.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FLORIDA PROGRESS CORPORATION

March 19, 1998                    By: /s/ Richard Korpan
                                   ---------------------------
                                   Richard Korpan,
                                   President and
                                   Chief Executive Officer

     KNOWN BY ALL MEN BY THESE PRESENTS that each of the undersigned officers and directors of Florida Progress Corporation, a Florida corporation, for himself or herself and not for one another, does hereby constitute and appoint KENNETH E. ARMSTRONG, PAMELA A. SAARI and DOUGLAS E. WENTZ, and each of them, a true and lawful attorney in his or her name, place and stead, in any and all capacities, to sign his or her name to any and all amendments to this report, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and each of the undersigned for himself or herself hereby ratifies and confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                          Title                        Date
     ----------                         -----                        -----


/s/ Richard Korpan                 President, Chief              March 19, 1998
----------------------------       Executive Officer
Richard Korpan                     and Director
Principal Executive Officer


/s/ Jeffrey R. Heinicka         Senior Vice President and        March 19, 1998
----------------------------    Chief Financial Officer
Jeffrey R. Heinicka
Principal Financial Officer


/s/ John Scardino, Jr.             Vice President and            March 19, 1998
----------------------------          Controller
John Scardino, Jr.
Principal Accounting Officer


/s/ Jack B. Critchfield           Chairman of the Board          March 19, 1998
----------------------------          and Director
Jack B. Critchfield
Principal Executive Officer


/s/ W. D. Frederick, Jr.                Director                 March 19, 1998
----------------------------
W. D. Frederick, Jr.

                                                                   (Continued)

      Signature                           Title                    Date
     -----------                          -----                    -----


/s/ Michael P. Graney                   Director                 March 19, 1998
----------------------------
Michael P. Graney


/s/ Frank C. Logan                      Director                 March 19, 1998
----------------------------
Frank C. Logan


/s/ Clarence V. McKee                   Director                 March 19, 1998
--------------------------
Clarence V. McKee


/s/ Vincent J. Naimoli                  Director                 March 19, 1998
--------------------------
Vincent J. Naimoli


/s/ Richard A. Nunis                    Director                 March 19, 1998
--------------------------
Richard A. Nunis


/s/ Charles B. Reed                     Director                 March 19, 1998
--------------------------
Charles B. Reed


/s/ Joan D. Ruffier                     Director                 March 19, 1998
--------------------------
Joan D. Ruffier


/s/ Robert T. Stuart, Jr.               Director                 March 19, 1998
--------------------------
Robert T. Stuart, Jr.


/s/ Jean Giles Wittner                  Director                 March 19, 1998
--------------------------
Jean Giles Wittner

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FLORIDA POWER CORPORATION

March 19, 1998                     By: /s/ Joseph H. Richardson
                                   --------------------------------
                                   Joseph H. Richardson, President
                                   and Chief Executive Officer

     KNOWN BY ALL MEN BY THESE PRESENTS that each of the undersigned officers and directors of Florida Power Corporation, a Florida corporation, for himself or herself and not for one another, does hereby constitute and appoint KENNETH
E. ARMSTRONG, PAMELA A. SAARI and DOUGLAS E. WENTZ, and each of them, a true and lawful attorney in his or her name, place and stead, in any and all capacities, to sign his or her name to any and all amendments to this report, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and each of the undersigned for himself or herself hereby ratifies and confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature                     Title                       Date
          ---------                     -----                       ----

/s/ Joseph H. Richardson          President, Chief              March 19, 1998
--------------------------        Executive Officer
Joseph H. Richardson                 and Director


/s/ Jeffrey R. Heinicka          Senior Vice President          March 19, 1998
--------------------------                and
Jeffrey R. Heinicka              Chief Financial Officer
Principal Financial Officer


/s/ John Scardino, Jr.               Vice President             March 19, 1998
--------------------------           and Controller
John Scardino, Jr.
Principal Accounting Officer


/s/ Richard Korpan                Chairman of the Board,        March 19, 1998
--------------------------           and Director
Richard Korpan


/s/ Jack B. Critchfield               Director                  March 19, 1998
--------------------------
Jack B. Critchfield


/s/ W. D. Frederick, Jr.              Director                  March 19, 1998
--------------------------
W. D. Frederick, Jr.


                                                                 (Continued)

      Signature                           Title                    Date
     -----------                          -----                    -----



/s/ Michael P. Graney                 Director                  March 19, 1998
--------------------------
Michael P. Graney


/s/ Frank C. Logan                    Director                  March 19, 1998
--------------------------
Frank C. Logan


/s/ Clarence V. McKee                 Director                  March 19, 1998
--------------------------
Clarence V. McKee


/s/ Vincent J. Naimoli                Director                  March 19, 1998
--------------------------
Vincent J. Naimoli


/s/ Richard A. Nunis                  Director                  March 19, 1998
--------------------------
Richard A. Nunis


/s/ Charles B. Reed                   Director                  March 19, 1998
--------------------------
Charles B. Reed


/s/ Joan D. Ruffier                   Director                  March 19, 1998
--------------------------
Joan D. Ruffier


/s/ Robert T. Stuart, Jr.             Director                  March 19, 1998
--------------------------
Robert T. Stuart, Jr.


/s/ Jean Giles Wittner                Director                  March 19, 1998
--------------------------
Jean Giles Wittner

                                                                                                       Schedule II

                                           FLORIDA PROGRESS CORPORATION
                                         Valuation and Qualifying Accounts
                               For the Years Ended December 31, 1997, 1996, and 1995
                                                      (In millions)


                                                  Balance at   Additions                             Balance at
                                                  Beginning    Charged to     Other                    End of
          Description                             of Period    Expense      Deductions   Add (Ded)     Period
--------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1997

   Nuclear Refueling Outage Reserve                  $8.7       $14.0           $0.5     $  -           $22.2
                                                   =======     =======        =======     =======       =======
   Insurance policy benefit reserves               $325.3       $52.7          $  -      $(378.0)  (A)   $0.0
                                                   =======     =======        =======     =======       =======
   Provision for loss on coal properties            $40.9       $  -           $  -       $(28.1)       $12.8
                                                   =======     =======        =======     =======       =======

FOR THE YEAR ENDED DECEMBER 31, 1996

   Nuclear Refueling Outage Reserve                 $14.7       $17.4          $23.4       $  -           $8.7
                                                   =======     =======        =======     =======       =======
   Insurance policy benefit reserves               $265.0       $60.3          $  -        $  -         $325.3
                                                   =======     =======        =======     =======       =======
   Provision for loss on coal properties             $0.0       $40.9          $  -        $  -          $40.9
                                                   =======     =======        =======     =======       =======

FOR THE YEAR ENDED DECEMBER 31, 1995

   Nuclear Refueling Outage Reserve                  $6.4       $12.7           $4.4       $  -          $14.7
                                                   =======     =======        =======     =======       =======
   Insurance policy benefit reserves               $222.5       $42.5          $  -        $  -         $265.0
                                                   =======     =======        =======     =======       =======


(A) Effective December 31, 1997, Florida Progress deconsolidated the financial statements of Mid-Continent Life in its consolidated financial statements.
Florida Progress' investment from Mid-Continent will prospectively be accounted for under the cost method.

                                                                            Schedule II
                                FLORIDA POWER CORPORATION
                            Valuation and Qualifying Accounts
                   For the Years Ended December 31, 1997, 1996, and 1995
                                        (In millions)


                                            Balance at  Additions             Balance at
                                            Beginning   Charged to Deductions   End of
              Description                   of Period    Expense   (See Note)   Period
----------------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 1997
 1996 Nuclear Refueling Outage Reserve (#10)     $0.5       $0.0       $0.5        $0.0
 1998 Nuclear Refueling Outage Reserve (#11)     $8.2      $14.0       $0.0       $22.2
                                              -------    -------    -------     -------
                                                 $8.7      $14.0       $0.5       $22.2
                                              =======    =======    =======     =======

FOR THE YEAR ENDED DECEMBER 31, 1996

 1996 Nuclear Refueling Outage Reserve (#10)    $14.7       $9.2      $23.4        $0.5
 1998 Nuclear Refueling Outage Revenue (#11)     $0.0       $8.2       $0.0        $8.2
                                              -------    -------    -------     -------
                                                $14.7      $17.4      $23.4        $8.7
                                              =======    =======    =======     =======

FOR THE YEAR ENDED DECEMBER 31, 1995

 1993 Nuclear Refueling Outage Reserve (#10)     $6.4       12.7       $4.4       $14.7
                                              -------    -------    -------     -------
                                                 $6.4      $12.7       $4.4       $14.7
                                              =======    =======    =======     =======

Note: Deductions are payments of actual expenditures related to the outage.