Form 10-Q
period 1998-03-31
FLORIDA PROGRESS CORP; FLORIDA POWER CORP /
filed 1998-05-08
CIK 357261, 37637

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1998


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Description of        Shares Outstanding
         Registrant                    Class            at March 31, 1998
         ----------                --------------        ------------------

Florida Progress Corporation      Common Stock,
                                  without par value          97,046,291

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

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          FLORIDA PROGRESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Income
 (In millions, except per share amounts)

                                                         Three Months Ended
                                                               March 31,
                                                           1998        1997
                                                        ---------   ---------
                                                             (Unaudited)
REVENUES:
  Electric utility                                       $565.2     $553.8
  Diversified                                             222.3      193.7
                                                        ---------   ---------
                                                          787.5      747.5
EXPENSES:                                               ---------   ---------
  Electric utility:
    Fuel                                                  109.2       94.9
    Purchased power                                        99.0      127.2
    Energy conservation cost                               16.6       11.0
    Operations and maintenance                            102.4      102.4
    Extended nuclear outage - O&M
      and replacement fuel costs                            5.1        7.9
    Depreciation and amortization                          81.0       74.3
    Taxes other than income taxes                          49.5       48.1
                                                        ---------   ---------
                                                          462.8      465.8
                                                        ---------   ---------
  Diversified:
    Cost of sales                                         193.8      171.8
    Other                                                  12.8       14.9
                                                        ---------   ---------
                                                          206.6      186.7
                                                        ---------   ---------
INCOME FROM OPERATIONS                                    118.1       95.0
                                                        ---------   ---------
INTEREST EXPENSE AND OTHER:
  Interest expense                                         47.3       34.3
  Allowance for funds used during construction             (3.9)      (2.1)
  Preferred dividend requirements of Florida Power           .4         .4
  Other expense (income), net                               (.5)        .4
                                                        ---------   ---------
                                                           43.3       33.0
                                                        ---------   ---------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                      74.8       62.0
  Income Taxes                                             24.3       20.0
                                                        ---------   ---------

NET INCOME                                                $50.5      $42.0
                                                        =========   =========
AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING                                              97.1       97.0
                                                        =========   =========

EARNINGS PER AVERAGE COMMON SHARE                          $ .52      $ .43
                                                        =========   =========

DIVIDENDS PER COMMON SHARE                                 $ .535     $ .525
                                                        =========   =========

The accompanying notes are an integral part of these financial statements.


FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)

                                                       March 31,   December 31,
                                                         1998         1997
                                                      ----------   -----------
ASSETS                                               (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held
    for future use                                     $6,172.5      $6,166.8
  Less - Accumulated depreciation                       2,570.3       2,511.0
         Accumulated decommissioning for nuclear plant    230.6         223.7
         Accumulated dismantlement for fossil plants      128.9         128.5
                                                       ----------    ----------
                                                        3,242.7       3,303.6
  Construction work in progress                           336.3         279.4
  Nuclear fuel, net of amortization of $359.9
    in 1998 and $356.7 in 1997                             63.2          66.5
                                                      ----------    ----------
        Net electric utility property                   3,642.2       3,649.5
  Other property, net of depreciation of $224.0
    in 1998 and $219.3 in 1997                            455.6         437.7
                                                      ----------    ----------
                                                        4,097.8       4,087.2
                                                      ----------    ----------
CURRENT ASSETS:
  Cash and equivalents                                      8.2           3.1
  Accounts receivable, net                                370.9         373.7
  Inventories at average cost:
    Fuel                                                   75.6          77.6
    Materials and supplies                                 92.1          91.9
    Diversified materials                                 139.6         126.8
  Underrecovery of fuel cost                               37.7          34.5
  Income taxes receivable                                   -            16.8
  Deferred income taxes                                    40.6           5.8
  Other                                                    46.4          45.1
                                                      ----------    ----------
                                                          811.1         775.3
                                                      ----------    ----------
OTHER ASSETS:
  Investments:
    Loans receivable, net                                  31.6          24.0
    Nuclear plant decommissioning fund                    281.7         266.7
    Joint ventures and partnerships                        51.8          54.6
  Deferred purchased power contract termination costs     344.6         348.2
  Other                                                   217.8         204.0
                                                      ----------   -----------
                                                          927.5         897.5
                                                      ----------   -----------
                                                       $5,836.4      $5,760.0
                                                      ==========   ===========


The accompanying notes are an integral part of these financial statements.

                                  3

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)


                                                    March 31,     December 31,
                                                      1998           1997
                                                  -----------     -----------
CAPITAL AND LIABILITIES                           (Unaudited)

COMMON STOCK EQUITY:
  Common stock                                      $1,208.3        $1,209.0
  Retained earnings                                    565.6           567.0
                                                  -----------     -----------
                                                     1,773.9         1,776.0
CUMULATIVE PREFERRED STOCK OF FLORIDA POWER:
    Without sinking funds                               33.5            33.5

LONG-TERM DEBT                                       2,328.0         2,377.8
                                                  -----------     -----------
TOTAL CAPITAL                                        4,135.4         4,187.3
                                                  -----------     -----------
CURRENT LIABILITIES:
  Accounts payable                                     222.3           253.2
  Customers' deposits                                   99.1            97.1
  Income taxes payable                                  12.5             -
  Accrued other taxes                                   32.8            12.0
  Accrued interest                                      48.8            56.8
  Other                                                 73.4            74.8
                                                  -----------     -----------
                                                       488.9           493.9
  Notes payable                                        267.5           214.8
  Current portion of long-term debt                     55.7            15.2
                                                  -----------     -----------
                                                       812.1           723.9
                                                  -----------     -----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                504.4           471.2
  Unamortized investment tax credits                    83.7            85.7
  Other postretirement benefit costs                   109.0           107.4
  Other                                                191.8           184.5
                                                  -----------     -----------
                                                       888.9           848.8
                                                  -----------     -----------
                                                    $5,836.4        $5,760.0
                                                  ===========     ===========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Cash Flows
(In millions)

                                                         Three Months Ended
                                                              March 31,
                                                          1998         1997
                                                       -----------  -----------
                                                            (Unaudited)
OPERATING ACTIVITIES:
   Income from continuing operations                     $50.5         $42.0
   Adjustments for noncash items:
     Depreciation and amortization                       100.9          83.2
     Deferred income taxes and
      investment tax credits, net                         (7.3)        (12.3)
     Increase in accrued other postretirement
      benefit costs                                        1.6           2.0
     Net change in deferred insurance policy
      acquisition costs                                     -           (2.1)
     Net change in insurance policy benefit reserves        -           16.0
   Changes in working capital, net of effects from
    acquisition or sale of businesses:
        Accounts receivable                               10.2         (15.5)
        Inventories                                        3.1         (25.0)
        Underrecovery of fuel cost                        (8.3)        (23.0)
        Accounts payable                                 (33.0)         (4.0)
        Income taxes payable                              29.9           9.4
        Accrued other taxes                               20.5          19.0
        Other                                            (11.8)         (2.2)
   Other operating activities                             (2.7)          1.7
                                                       -----------  -----------
                                                         153.6          89.2
                                                       -----------  -----------
INVESTING ACTIVITIES:
  Property additions (including allowance for
    borrowed funds used during construction)            (103.0)        (94.8)
  Purchase of loans and securities, net                   (7.7)         (4.5)
  Proceeds from sale of properties                         2.1           2.2
  Acquisition of businesses                               (9.1)            -
  Investments in joint ventures and partnerships, net      (.5)         (9.3)
  Other investing activities                              (5.2)         (4.9)
                                                       -----------  -----------
                                                        (123.4)       (111.3)
                                                       -----------  -----------
FINANCING ACTIVITIES:
  Issuance of long-term debt                             144.1             -
  Repayment of long-term debt                           (169.4)        (21.5)
  Increase in commercial paper with
    long-term support                                       -           54.6
  Dividends paid on common stock                         (51.9)        (51.0)
  Increase in short-term debt                             52.7          51.8
  Other financing activities                               (.6)          (.5)
                                                       -----------  -----------
                                                         (25.1)         33.4
                                                       -----------  -----------
NET INCREASE IN CASH AND EQUIVALENTS                       5.1          11.3
   Beginning cash and equivalents                          3.1           5.2
                                                       -----------  -----------
ENDING CASH AND EQUIVALENTS                               $8.2         $16.5
                                                       ===========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                   $52.7         $42.0
  Income taxes (net of refunds)                           $2.3         $28.5

The accompanying notes are an integral part of these financial statements.

FLORIDA  PROGRESS  CORPORATION
Statements of Changes in Equity
For the  periods  ended March 31, 1998 and 1997
(Dollars in millions)


                                                                                               Cumulative
                                                                                            Preferred Stock
                                                                          Accumulated  -----------------------
                                                                             Other        Without       With
                                                   Common    Retained    Comprehensive    Sinking     Sinking
                                      Total        Stock     Earnings       Income         Funds       Funds
                                   ----------    ---------  ----------   ------------   ----------  -----------

Balance, December 31, 1996           $1,957.7    $1,208.3     $716.5        $(0.6)        $33.5         $  -

Comprehensive income
   Net income                            42.0                   42.0
   Unrealized loss on securities
     net of $1.9 income tax expense      (3.0)                               (3.0)
                                     ---------    --------    --------      --------     --------     ---------
                                         39.0          -        42.0         (3.0)          -              -

Common stock issued / (redeemed)          0.6          .6
Cash dividends on common stock          (51.0)                     (51.0)
                                     ---------    --------    --------      --------     --------     ---------
Balance, March 31, 1997               $1,946.3    $1,208.9     $707.5        $(3.6)        $33.5         $  -
                                     =========    ========    ========      ========     ========     =========

Balance, December 31, 1997            $1,809.5    $1,209.0     $567.0         $  -         $33.5         $  -

Comprehensive income
   Net income                             50.5                   50.5
   Other comprehensive income              -                                     -
                                      --------    --------    --------       --------    --------      --------
                                          50.5          -        50.5            -            -             -

Common stock issued / (redeemed)           (.7)        (.7)
Cash dividends on common stock           (51.9)                 (51.9)
                                       --------   --------    ---------    ---------     ---------     --------
Balance, March 31, 1998               $1,807.4    $1,208.3     $565.6         $  -         $33.5         $  -
                                       ========   =========   =========    =========     =========     ========

The accompanying notes are an integral part of these financial statements.

                           FLORIDA POWER CORPORATION
                             FINANCIAL STATEMENTS

FLORIDA POWER CORPORATION
Statements of Income
In millions)                                Three Months Ended
                                                 March 31,
                                              1998       1997
                                            --------  --------
                                               (Unaudited)
OPERATING REVENUES:
    Residential                              $308.7    $290.7
    Commercial                                123.7     124.2
    Industrial                                 47.8      51.9
    Sales for resale                           36.9      37.1
    Other                                      48.1      49.9
                                            --------  --------
                                              565.2     553.8
                                            --------  --------
OPERATING EXPENSES:
 Operation:
    Fuel                                      109.2      94.9
    Purchased power                            99.0     127.2
    Energy conservation cost                   16.6      11.0
    Operations and maintenance                102.4     102.4
    Extended nuclear outage - O&M
     and replacement fuel costs                 5.1       7.9
    Depreciation and amortization              81.0      74.3
    Taxes other than income taxes              49.5      48.1
                                            --------  --------
                                              462.8     465.8
                                            --------  --------
 Income taxes:
    Currently payable                          32.5      32.2
    Deferred, net                              (6.3)     (8.0)
    Investment tax credits, net                (2.0)     (2.0)
                                            --------  --------
                                               24.2      22.2
                                            --------  --------
                                              487.0     488.0
                                            --------  --------
OPERATING INCOME                               78.2      65.8
                                            --------  --------
OTHER INCOME AND DEDUCTIONS:
 Allowance for equity funds used
    during construction                         2.2       1.3
 Miscellaneous other expense, net                 -      (1.0)
                                            --------  --------
                                                2.2        .3
                                            --------  --------
INTEREST CHARGES
 Interest on long-term debt                    30.6      22.3
 Other interest expense                         5.3       3.0
                                            --------  --------
                                               35.9      25.3
 Allowance for borrowed funds used
    during construction                        (1.7)      (.8)
                                            --------  --------
                                               34.2      24.5
                                            --------  --------
NET INCOME                                     46.2      41.6
DIVIDENDS ON PREFERRED STOCK                     .4        .4
                                            --------  --------
NET INCOME AFTER DIVIDENDS
  ON PREFERRED STOCK                          $45.8     $41.2
                                            ========  ========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                       March 31,   December 31,
                                                         1998         1997
                                                     -----------   -----------
ASSETS                                               (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held
    for future use                                     $6,172.5      $6,166.8
  Less - Accumulated depreciation                       2,570.3       2,511.0
         Accumulated decommissioning for nuclear plant    230.6         223.7
         Accumulated dismantlement for fossil plants      128.9         128.5
                                                      ----------    ----------
                                                        3,242.7       3,303.6
  Construction work in progress                           336.3         279.4
  Nuclear fuel, net of amortization of $359.9
    in 1998 and $356.7 in 1997                             63.2          66.5
                                                      ----------    ----------
                                                        3,642.2       3,649.5

  Other property, net                                      32.5          33.2
                                                      ----------    ----------
                                                        3,674.7       3,682.7
                                                      ----------    ----------
CURRENT ASSETS:
  Cash and equivalents                                      5.6            -
  Accounts receivable, less reserve of $3.5
    in 1998 and $3.2 in 1997                              221.4         243.9
  Inventories at average cost:
    Fuel                                                   46.1          44.0
    Materials and supplies                                 92.1          91.9
  Underrecovery of fuel cost                               37.7          34.5
  Income tax receivable                                       -          13.5
  Deferred income taxes                                    40.6           5.8
  Other                                                    31.9          32.2
                                                      ----------    ----------
                                                          475.4         465.8
                                                      ----------    ----------
OTHER ASSETS:
  Nuclear plant decommissioning fund                      281.7         266.7
  Unamortized debt expense, being amortized
    over term of debt                                      39.4          25.0
  Deferred purchased power contract termination costs     344.6         348.2
  Other                                                   107.0         112.4
                                                      ----------    ----------
                                                          772.7         752.3
                                                      ----------    ----------
                                                       $4,922.8      $4,900.8
                                                      ==========    ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                       March 31,   December 31,
                                                         1998          1997
                                                      -----------  ------------
CAPITALIZATION AND LIABILITIES                        (Unaudited)

CAPITALIZATION:
  Common stock                                          $1,004.4     $1,004.4
  Retained earnings                                        759.9        763.1
                                                      -----------  ------------
                                                         1,764.3      1,767.5
CUMULATIVE PREFERRED STOCK:
    Without sinking funds                                   33.5         33.5
LONG-TERM DEBT                                           1,747.0      1,745.4
                                                      -----------  ------------
TOTAL CAPITAL                                            3,544.8      3,546.4
                                                      -----------  ------------
CURRENT LIABILITIES:
  Accounts payable                                         109.4        161.9
  Accounts payable to associated companies                  22.9         26.5
  Customers' deposits                                       99.1         97.1
  Income taxes payable                                      15.7            -
  Accrued other taxes                                       29.4          7.9
  Accrued interest                                          42.7         45.7
  Other                                                     54.6         59.2
                                                      -----------  ------------
                                                           373.8        398.3
  Notes payable                                            189.9        179.8
  Current portion of long-term debt                          1.5          1.5
                                                      -----------  ------------
                                                           565.2        579.6
                                                      -----------  ------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                    483.3        451.3
  Unamortized investment tax credits                        83.1         85.1
  Other postretirement benefit costs                       106.0        104.7
  Other                                                    140.4        133.7
                                                      -----------  ------------
                                                           812.8        774.8
                                                      -----------  ------------
                                                        $4,922.8     $4,900.8
                                                      ===========  ============

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Cash Flows
(In millions)

                                                          Three Months Ended
                                                               March 31,
                                                          1998         1997
                                                       ----------   ----------
                                                             (Unaudited)
OPERATING ACTIVITIES:
 Net income after dividends on preferred stock           $45.8         $41.2
 Adjustments for noncash items:
   Depreciation and amortization                          91.6          76.3
   Deferred income taxes and investment
    tax credits, net                                      (8.3)        (10.0)
   Increase in accrued other postretirement
    benefit costs                                          1.3           1.8
   Allowance for equity funds used during construction    (2.2)         (1.3)
 Changes in working capital:
      Accounts receivable                                 22.4          (6.6)
      Inventories                                         (2.3)         (6.6)
      Underrecovery of fuel cost                          (8.3)        (23.0)
      Accounts payable                                   (52.5)        (11.2)
      Accounts payable to associated companies            (3.6)          1.3
      Income taxes payable                                29.2          23.9
      Accrued other taxes                                 21.4          19.1
      Other                                               (5.2)          5.9
 Other operating activities                                 .7           4.7
                                                       ----------   ----------
                                                         130.0         115.5
                                                       ----------   ----------
INVESTING ACTIVITIES:
  Construction expenditures                              (65.5)        (81.2)
  Allowance for borrowed funds used during construction   (1.7)          (.8)
  Additions to non-utility property                        (.7)          (.4)
  Proceeds from sale of properties                         1.3           1.2
  Other investing activities                              (5.2)         (4.8)
                                                       ----------   ----------
                                                         (71.8)        (86.0)
                                                       ----------   ----------
FINANCING ACTIVITIES:
  Issuance of long-term debt                             144.1             -
  Repayment of long-term debt                           (157.8)        (20.0)
  Dividends paid on common stock                         (49.0)        (48.4)
  Increase in short-term debt                             10.1          51.8
                                                       ----------   ----------
                                                         (52.6)        (16.6)
                                                       ----------   ----------
NET INCREASE IN CASH AND EQUIVALENTS                       5.6          12.9
   Beginning cash and equivalents                            -             -
                                                       ----------   ----------
ENDING CASH AND EQUIVALENTS                               $5.6         $12.9
                                                       ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                   $36.3         $23.7
  Income taxes (net of refunds)                           $3.6          $7.8

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
NOTES TO FINANCIAL STATEMENTS

1) In December 1997, Florida Power Corporation ("Florida Power") ended the three-year test period for residential revenue decoupling which was ordered by the Florida Public Service Commission ("FPSC") and began in January 1995. The difference between target revenues and actual revenues was included as a current asset or current liability on the balance sheet for the period ended December 31, 1997. The regulatory asset of $21.8 million, at December 31, 1997, will be recovered from customers beginning April 1998, over a two year period, through the energy conservation cost recovery clause, as directed by the FPSC decoupling order. Revenue decoupling increased residential revenues by $7.5 million for the three months ended March 31, 1997.

2) Florida  Progress   Corporation   ("Florida   Progress")  adopted  Financial
   Accounting Standard No. ("FAS") No. 128, "Earnings per Share" which was issued by the Financial Accounting Standards Board ("FASB"), for the period ending December 31, 1997. Because diluted earnings per share equals basic earnings per share for Florida Progress, the statement did not have an impact on earnings per share for the three month period ended March 31, 1998 and 1997, and no restatement was necessary.

   Florida Progress adopted FAS No. 129, "Disclosures of Information about Capital Structure," for financial statements issued for the period ended December 31, 1997. As Florida Progress already disclosed the information required by FAS No. 129, adoption of this statement did not have any effect on the financial disclosures of Florida Progress.

   Florida Progress adopted FAS No. 130, "Reporting Comprehensive Income," on January 1, 1998. The standard defines comprehensive income as all changes in equity of an enterprise during a period except those resulting from shareholder transactions. As the standard addresses reporting and presentation issues only, there was no impact on net income from the adoption of this standard. A separate Statement of Changes in Equity is included in the accompanying financial statements for Florida Progress. Florida Power had no components of other comprehensive income for either the three month period ended March 31, 1998 or 1997.

   In June 1997, the FASB issued FAS No. 131,  "Disclosures  about Segments of
   an  Enterprise  and  Related   Information"  which  establishes   standards
   for additional disclosure about operating segments for interim and annual financial statements. The standard requires financial and descriptive information be disclosed for segments meeting certain materiality criteria whose operating results are reviewed for decisions on resource allocation and for which discrete financial information is available. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Florida Progress will be required to adopt this standard for the fiscal year ending December 31, 1998 and for interim periods thereafter. As the standard addresses reporting and disclosure issues only, there will be no impact on earnings from the adoption of this standard.

   In January 1998, the FASB issued FAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which revises current note disclosure requirements for employers' pensions and other retiree benefits. Florida Progress will be required to adopt this statement for financial statements for the year ending December 31, 1998. The standard addresses reporting and disclosure issues only, and there will be no impact on earnings from the adoption of this standard.

3) CONTINGENCIES

   PURCHASED POWER COMMITMENTS - The purchased power contracts with qualifying facilities ("QFs") employ separate pricing methodologies for capacity payments and energy payments. Florida Power has interpreted the pricing provision in these contracts to allow it to pay an as-available energy price rather than a higher firm energy price when the avoided unit upon which the applicable contract is based would not have been operated.

   Four cogenerators filed suit against Florida Power over contract payment terms. Two of the suits have been settled. Currently trial dates are set for late 1998 for the two remaining suits. Management does not expect that the results of these legal actions will have a material impact on Florida Power's financial position, operations or liquidity.

   OFF-BALANCE SHEET RISK - Several of Florida Progress' subsidiaries are general partners in unconsolidated partnerships and joint ventures. Florida Progress or its subsidiaries have agreed to support certain loan agreements of the partnerships and joint ventures. Those credit risks are not material to the financial statements of Florida Progress. Florida Progress considers those credit risks to be minimal, based upon the asset values supporting the liabilities of these entities.

   MID-CONTINENT LIFE INSURANCE COMPANY -- A series of events in 1997 significantly jeopardized the ability of Mid-Continent Life Insurance Company ("Mid-Continent"), Florida Progress' indirect wholly owned subsidiary, to implement a plan to eliminate a projected reserve deficiency, resulting in the impairment of Florida Progress' investment in Mid-Continent.

   On April 14, 1997, the Insurance Commissioner of the State of Oklahoma ("Commissioner") received court approval to temporarily seize control of the operations of Mid-Continent, and in May 1997, the Oklahoma County District Court granted the Commissioner's application to place Mid-Continent into receivership. The Commissioner had alleged that Mid- Continent's reserves were understated by more than $125 million, thus causing Mid-Continent to be statutorily impaired. The Commissioner further alleged that Mid-Continent had violated Oklahoma law relating to deceptive trade practices in connection with the sale of its "Extra Life" insurance policies and was not entitled to raise premiums, a key element of Mid-Continent's plan to address the projected reserve deficiency. While sustaining the receivership, the court also ruled that premiums could be raised. Both sides appealed the decision to the Oklahoma Supreme Court, and that appeal is still pending.

   Even though the appeal is still pending, the Oklahoma District Court continues to hear motions and conduct other proceedings relating to the receivership. At a hearing on March 17, 1998, the judge rejected both the Commissioner's and Mid-Continent's rehabilitation submissions. The judge invited both parties to submit simplified plans that include premium increases. In the annual statement filed by the Commissioner on behalf of Mid-Continent, the estimated reserve deficiency was revised upward to $348 million. Florida Progress believes that this new figure is untenable and not based on sound actuarial principles.

   In December 1997, the Commissioner filed a lawsuit against Florida Progress, certain of its directors and officers and certain former Mid-Continent officers, making a number of allegations (as detailed in paragraph 10 under Item 3 "Legal Proceedings" in the 1997 Form 10-K), and seeking access to Florida Progress' assets to satisfy policyholder and creditor claims. On April 17, 1998, the court granted motions to dismiss the individual defendants, leaving Florida Progress as the sole remaining defendant in the lawsuit. Florida Progress believes the Commissioner's lawsuit is without merit, and intends to vigorously defend itself against these charges. However, because of the uncertainties inherent in litigation, the ultimate outcome of the matter cannot presently be determined. Accordingly, Florida Progress has made no provision for any loss.

   As a result of the Commissioner's actions and other factors described under the heading "Mid-Continent Life Insurance Company" in Note 11 to the financial statements in the 1997 Form 10-K, Florida Progress believed the full amount of its $86.9 million investment in Mid-Continent at December 31, 1997 was impaired. Therefore, Florida Progress recorded a provision for loss on investment of $86.9 million in 1997. In addition, tax benefits of approximately $11 million related to the excess of the tax basis over the book value in the investment in Mid-Continent as of December 31, 1997, were not recorded because of uncertainties associated with the timing of a tax deduction. Florida Progress also recorded an accrual at December 31, 1997 for legal fees associated with defending its position in current Mid-Continent legal proceedings.

   Mid-Continent's financial statements have been deconsolidated effective December 31, 1997. Prospectively, the investment will be accounted for under the cost method.

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

   Florida Power and former subsidiaries of Florida Progress, whose properties were sold in prior years, have been identified by the Environmental Protection Agency ("EPA") as potentially responsible parties ("PRPs") at certain sites, including a coal gasification plant site in Sanford, Florida ("Sanford site") that Florida Power previously owned and operated. There are five parties, including Florida Power, that have been identified as PRPs at the Sanford site. Liability for the cleanup costs at these sites is joint and several.

   Negotiations   are   underway   with  the  EPA  to  define  the  extent  of
   contamination that may be attributable to Florida Power's previous operation at the site. In March 1998, the PRPs executed an Administrative Order of Consent ("AOC") and submitted it to the EPA. Pursuant to the AOC, the PRPs have agreed to spend $1.5 million to perform a Risk Investigation and Feasibility Study ("RI/FS"). Florida Power is liable for 39.7% of these costs. When the RI/FS is completed, the EPA is expected to give further direction on the extent of the cleanup. The RI/FS is expected to take 4 to 6 months.

   The discussions and resolution of liability for cleanup costs could cause Florida Power to increase its estimate of its liability for those costs. Although estimates of any additional costs are not currently available, the outcome is not expected to have a material effect on Florida Progress' financial position, results of operations or liquidity.

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

   ADVANCED SEPARATION TECHNOLOGIES ("AST")- Florida Progress sold its 80% interest in AST to Calgon Carbon Corporation ("Calgon") for $56 million cash. Calgon filed a lawsuit in January 1998, and amended it in April 1998, alleging misstatement of AST's 1996 revenues, assets and liabilities, seeking damages and the right to rescind the sale. The lawsuit also accuses Florida Progress of failing to disclose flaws in AST's manufacturing process and a lack of quality control. No projection of an outcome or estimate of a potential liability, if any, can be determined at this time. Florida Progress intends to vigorously defend itself against this lawsuit.

   AGE DISCRIMINATION SUIT - Florida Power and Florida Progress have been named defendants in an age discrimination lawsuit involving 116 former Florida Power employees and one current employee. While no dollar amount was requested, each plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys' fees. In October 1996, the court approved an agreement to provisionally certify this case as a class action suit under the Age Discrimination in Employment Act. Estimates of the potential liability associated with this lawsuit cannot be made until the final decision on whether to certify the case as a class action suit has been made. A decision is not expected until late 1998.

4) In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Florida Progress and Florida Power for the interim periods presented. Results for the first quarter are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the combined Form 10-K of Florida Progress and Florida Power for the year ended December 31, 1997 (the "1997 Form 10-K").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

Florida Progress' earnings per share for the three month period ended March 31, 1998, were $.52 compared to $.43 for the same period in 1997. Florida Power, Florida Progress' largest operating unit, reported earnings of $.47 per share for the first quarter 1998 compared to $.42 per share for the same period last year. The increase was primarily due to customer growth and increased customer usage. Diversified earnings per share for the first quarter 1998 were $.05 compared to $.01 last year. The increase resulted from higher earnings at Electric Fuels Corporation ("Electric Fuels"), Florida Progress' energy and transportation subsidiary. The improvement in earnings at Electric Fuels was due primarily to improved operations at the inland marine transportation group.

Florida Power - Operating Revenues

Florida Power's operating revenues were $11.4 million, or 2.1 percent, higher for the three month period ended March 31, 1998, compared to the same period in 1997. This was due largely to increased customer growth and usage, primarily among residential customers. In 1997, residential revenue decoupling adjustments increased residential revenues by $7.5 million for the three months ended March 31, 1997. Residential revenue decoupling was designed to eliminate the earnings impact that abnormal weather had on residential sales, Florida Power's largest customer group. (See Note 1 to the Financial Statements.)

Florida Power - Operating Expenses

Fuel and purchased power costs were $13.9 million, or 6.3 percent, lower for the quarter ended March 31, 1998 compared to the same period in 1997. This was due primarily to lower fuel costs due to the Crystal River nuclear unit's return to service in mid-February 1998. Except as pursuant to Florida Power's June 1998 settlement agreement regarding replacement fuel and purchased power costs resulting from an extended nuclear outage (see Note 9 to the financial statements in the 1997 Form 10-K), Florida Power recovers substantially all of its fuel and purchased power costs through a FPSC ordered fuel adjustment clause, thereby eliminating any impact on net income. The disallowed fuel costs for the extended nuclear outage were not recovered through the fuel adjustment clause, per regulatory order.

Other operation and maintenance expenses for the three months ended March 31, 1998, were essentially level with the same period for 1997, excluding nuclear outage costs, due to continuing efforts for cost control at the utility. This was achieved despite the increased operating and maintenance costs related to the Tiger Bay facility, and the increased number of customers.

Depreciation and amortization expense increased $6.7 million for the three months ending March 31, 1998 compared to the same period last year due primarily to the depreciation and amortization expenses associated with the 1997 buy-out of the Tiger Bay purchased power contracts.

Interest expense increased $10.6 million in the first quarter of 1998 compared to the same period in 1997. The increase was a result of higher debt balances due primarily to increased costs associated with the nuclear outage and the Tiger Bay transaction.

SEC Review of Accounting for Nuclear Outage Costs

Florida Power and the Securities and Exchange Commission ("SEC") are involved in discussions regarding Florida Power's recording of accrued nuclear outage operation and maintenance costs in June 1997. The outcome from the discussions could result in the restatement of quarterly results for the second, third and fourth quarters of 1997.
Total results for the fiscal year ending December 31, 1997, would be unchanged.

Florida Progress Diversified Operations

Revenues for the company's diversified operations were $28.6 million higher for the three months ended March 31, 1998, compared to the same period last year. The increase is largely attributable to Electric Fuels Corporation, lead company for Florida Progress' diversified operations. In addition, diversified revenues for the first quarter of 1998 reflect the absence of revenues from Mid-Continent, which was placed into receivership in 1997. (See Note 3 "Contingencies - Mid-Continent Life Insurance Company" contained herein.)

Electric Fuels earned $8.2 million, or $.08 per share in the first quarter of 1998 compared with $3.3 million, or $.03 per share, during the same period in 1997. Most of the increase is attributable to improved operations at the inland marine transportation group.

In the first quarter of 1997, flooding along the Ohio and Mississippi Rivers significantly affected earnings for the inland marine transportation group. Normal operating conditions thus far in 1998 combined with a larger barge fleet have increased earnings from this group by $2.5 million or $.03 a share when compared to the same period last year.

Progress Rail, Electric Fuels' rail services group, continues to experience increasing demand for its railroad related parts and services. Earnings from this group were up $.5 million for the first quarter 1998.

Earnings for Electric Fuels' energy and related group were up $1.6 million or $.02 a share in the first quarter of 1998 compared to the same period in 1997. The improvement in earnings is due primarily to lower operating costs and increased coal sales. The increase in sales resulted largely from a 1997 buy-out of a 50-percent partner in one of Electric Fuels' coal properties. Electric Fuels now recognizes 100 percent of the sales from this mine instead of 50 percent.

YEAR 2000

Florida Progress and Florida Power do not anticipate incurring significant costs related to modifications of their information systems to prepare for the year 2000. In addition, the companies expect to complete the modifications on time.

LIQUIDITY AND CAPITAL RESOURCES

Florida Power budgeted $294 million, excluding allowance for funds used during construction, for its 1998 construction program. This is expected to be financed by internally generated funds. During the first three month period of 1998, $65.5 million was spent on the construction program, financed primarily with funds from operations.

In March 1998, Florida Power redeemed all of its outstanding $150 million principal amount of First Mortgage Bonds, 8 5/8% series due November 2021 at a redemption price of 105.17% of the principal amount thereof, together with accrued interest. Substantially all of the redemption was funded from the net proceeds of the $150 million of medium-term notes issued in February 1998, which bear an interest rate of 6 3/4% and mature in February 2028.

Florida Power's ratio of earnings to fixed charges was 2.67 for the twelve months ended March 31, 1998. (See Exhibit 12 filed herewith).

Progress Capital Holdings recently established uncommitted bank bid facilities allowing it to borrow and re-borrow, and have outstanding at any time, up to $275 million. Currently, $125 million is outstanding under these bid facilities. The funds will be used for general corporate purposes.

Florida Progress and Florida Power believe their available sources of liquidity will be sufficient to fund their long-term and short-term capital requirements.

"SAFE HARBOR" STATEMENT UNDER
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward looking statements, including projections regarding the proportionate liability for cleaning up certain environmental sites; the results of certain legal proceedings relating to Mid-Continent; and the costs associated with modifying computers for the year 2000.

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

Key factors that have a direct impact on the ability to attain these projections include continued annual growth in customers, successful cost containment efforts and the efficient operation of Florida Power's existing and future generating units. Also in developing its forward-looking statements, Florida Progress has made certain assumptions relating to productivity improvements and the favorable outcome of various commercial, legal and regulatory proceedings and the lack of disruption to its markets.

If Florida Progress' and Florida Power's projections and estimates regarding the economy, the electric utility business and other factors differ materially from what actually occurs, or if various proceedings have unfavorable outcomes, then actual results could vary significantly from the performance projected in the forward-looking statements.

ITEM 3.           Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Florida Progress is exposed to changes in interest rates primarily as a result of its borrowing activities.

A hypothetical 56 basis point increase in interest rates (10% of Florida Progress weighted average interest rate) affecting its variable rate debt ($767.5 million at March 31, 1998) would have an immaterial effect on Florida Progress' pre-tax earnings over the next fiscal year. A hypothetical 10% decrease in interest rates would also have an immaterial effect on the estimated fair value of Florida Progress' long-term debt at March 31, 1998.

Commodity Price Risk

Currently, at Florida Power, commodity price risk due to changes in market conditions for fuel and purchased power are recovered through the fuel adjustment clause, with no effect on earnings.

Electric Fuels is exposed to commodity price risk through coal sales. A 10% change in the market price of coal would have an immaterial effect on the earnings of Florida Progress.

                         PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

1. In re: Standard Offer Contract for the purchase of firm capacity and energy from a qualifying facility between Panda-Kathleen, L.P. and Florida Power Corporation, FPSC Docket No. 950110-EI.

     Florida Power Corporation v. Panda-Kathleen Corp. ("Panda"), United States District Court for the Middle District of Florida, Tampa Division, Case No. 95-2145-CIV-T-25-B.

     See prior discussion of this matter in the 1997 Form 10-K, Item 3, paragraph 4. On April 7, 1998, the FPSC voted unanimously to deny Panda's Motion for Extension of Milestone Dates. On April 22, 1998, Panda filed an Emergency Motion with the Florida Supreme Court to Stay the effect of the April 7, 1998 FPSC order denying Panda's motion for Extension of Contract Milestone dates. The Florida Supreme Court granted Panda's Motion and directed Florida Power to file a Response by May 12, 1998.

     On April 20, 1998, the U.S. Supreme Court denied Panda's Petition for Writ of Certiorari with respect to the Florida Supreme Court September 1997 decision affirming a 1996 FPSC order.

     The District court case was dismissed in September of 1997. This concludes the District court matter for reporting purposes.

2. Metropolitan Dade County ("Dade") and Montenay Power Corp. ("Montenay") v. Florida Power Corporation, Circuit Court of the Eleventh Circuit for Dade County, Florida, Case No 96-09598-CA-30.

     Metropolitan Dade County and Montenay Power Corp. v. Florida Progress Corporation, Florida Power Corporation and Electric Fuels Corporation, U.S. District Court, Southern District, Miami Division, Florida, Case No 96-594-CIV-LENARD.

     In re: Petition for Declaratory Statement That Energy Payments Are Limited to Analysis of Avoided Unit's Contractually Specified Characteristics, Florida Public Service Commission, Docket No. 980283-EQ

     See prior discussion of this matter in the 1997 Form 10-K, Item 3, paragraph 2. On March 11, 1998, Dade and Montenay filed a Motion to Intervene in the FPSC matter. On March 24, 1998, Florida Power filed a Response in Opposition to the Dade and Montenay Petition. On April 6, 1998, Dade and Montenay filed a Motion to Dismiss the Florida Power Petition for Declaratory Statement.

3. NCP Lake Power, Inc. v. Florida Power Corporation, Florida Circuit Court, Fifth Judicial Circuit for Lake County, Case No. 9402354-CA-01

     In re: Petition for Expedited Approval of Settlement Agreement With Lake Cogen, Ltd., Public Service Commission, Docket No. 961477-EQ

     In re: Petition for Declaratory Statement Regarding the Negotiated Contract for Purchase of Firm Capacity and Energy between Florida Power Corporation and Lake Cogen, Ltd., Florida Public Service Commission, Docket No. 980509-EQ.

     See prior discussion of this matter in the 1997 Form 10-K, Item 3, paragraph 3. On April 9, 1998, Florida Power filed a petition with the FPSC for a Declaratory Statement that the FPSC approved negotiated contract between the parties limits energy payments thereunder to the avoided costs based upon an analysis of a hypothetical unit having the characteristics specified in the contract.

4.   Sanford Gasification Plant Site, Sanford, Florida

     See prior discussion in this matter in the 1997 Form 10-K, Item 3, paragraph 8. Florida Power, Florida Power and Light Company, Atlanta Gas Company, Florida Public Utilities Company and the City of Sanford have executed the EPA AOC and the Site Participation Agreement. By signing the AOC, the PRPs have agreed, jointly and severally, to perform the RI/FS at the Sanford site. By executing the Site Participation Agreement, the PRPs have agreed to an allocation of costs for a RI/FS for up to $1.5 million. Florida Power's share is approximately 39.7% of these costs. (See Note 4 to the Financial Statements under the heading "Contingencies - Contaminated Site Cleanup".)

5. State of Oklahoma, ex rel. John P. Crawford, Insurance Commissioner v. Mid-Continent Life Insurance Company, District Court of Oklahoma County, State of Oklahoma, Case No. CJ-97-2518-62

     State of Oklahoma, ex rel, John P. Crawford, Insurance Commissioner as Receiver for Mid-Continent Life Insurance Company v. Florida Progress Corporation, a Florida corporation, Jack Barron Critchfield, George Ruppel, Thomas Steven Krzesinski, Richard Korpan, Richard Donald Keller, James Lacy Harlan, Gerald William McRae, Thomas Richard Dlouhy, Andrew Joseph Beal and Robert Terry Stuart, Jr.

     See prior discussion in this matter in the 1997 Form 10-K, Item 3, paragraph 10. At a March 17, 1998 hearing, the judge rejected the submissions of both the Commissioner and Mid-Continent. The Commissioner was told by the judge that if there were any recovery from the lawsuit against former Mid-Continent directors and officers and Florida Progress, that recovery could be used to offset any reserve deficiencies, but directed the Commissioner and invited Mid-Continent to present simplified plans that include premium increases. Mid-Continent is working to prepare such a plan, although completing such a plan will be difficult because the court denied Mid-Continent's motion to compel the Commissioner to produce actuarial and other information to Mid-Continent. In the annual statement filed by the Commissioner on behalf of Mid-Continent, the estimated reserve deficiency was revised upward to $348 million. Florida Progress believes that this new figure is untenable and not based on sound actuarial principles. On April 17, 1998, the court granted motions to dismiss the individual defendants, leaving Florida Progress as the sole remaining defendant in the lawsuit. (See Note 3 to the Financial Statements under the heading "Contingencies - Mid-Continent Life Insurance Company".)

6. Florida Power Corporation and Seminole Electric Cooperative v. Ronald J. Schultz, Circuit Court for Citrus County

     See prior discussion of this matter in the 1997 Form 10-K, Item 3, paragraph 14. On April 22, 1998, the court granted Schultz's Motion for Summary Judgment and held that the statute upon which Florida Power relied for the pollution control equipment tax exemption is unconstitutional. The judge reserved jurisdiction on other outstanding issues.

7. FOCAS, Inc. v. Florida Power Corporation, U.S. District Court, Northern District of Georgia, Atlanta Division, Case No. CV-822-CC

     Florida Power entered into a contract with FOCAS, Inc. ("FOCAS") for the supply of fiberoptic cable. A portion of the cable was found to be defective, and was replaced. FOCAS invoiced Florida Power for the defective cable in the amount of approximately $1,990,000. While discussions proceeded regarding the matter, FOCAS sued Florida Power alleging breach of contract, unjust enrichment and fraudulent inducement, and requesting up to approximately $76 million in damages, representing, among other things, Florida Power's alleged profits over the estimated fifteen year life of the cable. Florida Power intends to vigorously defend this case, and on April 9, 1998, filed a motion to dismiss.

Item 4.           Submission of Matters to a Vote of Security-Holders.

The Annual Meeting of Shareholders of Florida Progress was held on April 17, 1998. There were 97,044,941 shares of common stock entitled to vote. The following matters were voted upon at the meeting:

1)          Election of Directors

            Class II - Terms expiring in 2001

                                                  Votes             Votes
                                                   For             Withheld

            W. D. ("Bill") Frederick, Jr.       81,152,984        1,979,702
            Frank C. Logan                      81,160,086        1,972,600
            Vincent J. Namoli                   80,654,489        2,478,197

2) Shareholder proposal to require shareholder approval of annual salary increases for executive officers that are greater than 2% of their prior year's salary.

            For the proposal:                    9,629,447
            Against the proposal:               61,149,484
            Abstentions:                         1,765,569
            Broker non-votes:                   10,588,186

3) Shareholder proposal to request that a special report on the Crystal River Nuclear plant be made available to all stockholders within six months of the 1998 stockholders' meeting.


            For the proposal:                    6,534,285
            Against the proposal:               59,280,200
            Abstentions:                         6,732,119
            Broker non-votes:                   10,586,082

Item 5.           Other.

Florida Progress has a policy not to comment on rumors and speculation pertaining to strategic transactions. But in response to a reply that Scottish Power made to its exchange authorities on April 24, 1998, Florida Progress confirmed that the two companies did engage in discussions with regard to a potential business combination. Those conversations were consistent with Florida Progress' stated intention to grow its market position within the evolving U.S. utility market. Both companies mutually agreed to terminate their conversations during the week of April 20, 1998. Florida Progress does not intend to have further comment on this matter.

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

     (b)  Reports on Form 8-K:

               During the first quarter 1998, Florida Progress and Florida Power filed the following reports on Form 8-K:

                  Form 8-K dated January 13, 1998, reporting under Item 5 "Other Events" an Investor News report to provide an update regarding Florida Power's Crystal River 3 nuclear plant.

            Form 8-K dated January 26, 1998, reporting under Item 5 "Other Events" a press release and related Investor News report regarding Florida Progress' and Florida Power's 1997 year-end earnings.

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

            Form 8-K dated February 19, 1998, reporting under Item 5 "Other Events" an Investor News report regarding an increase in Florida Progress' annual dividend.

           In addition, Florida Progress and Florida Power filed the following report on Form 8-K subsequent to the first quarter 1998:

                  Form 8-K dated April 17, 1998, reporting under Item 5 "Other Events" the first quarter 1998 earnings, and Dr. Jack Critchfield's retirement as Chairman and the election of Richard Korpan to succeed Critchfield as Chairman effective July 1, 1998.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of each of the undersigned on behalf of each listed company shall be deemed to relate only to matters having reference to such company.

                                             FLORIDA PROGRESS CORPORATION

                                             FLORIDA POWER CORPORATION


Date: May __, 1998                           /s/ John Scardino, Jr.
                                            -----------------------------
                                            John Scardino, Jr.
                                            Vice President and Controller



Date: May __, 1998                          /s/ Jeffrey R. Heinicka
                                           -----------------------------
                                           Jeffrey R. Heinicka
                                           Senior Vice President and
                                           Chief Financial Officer

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