Form 10-Q/A
period 1997-06-30
FLORIDA PROGRESS CORP; FLORIDA POWER CORP /
filed 1998-06-02
CIK 357261, 37637

UNITED STATES
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

For an explanation concerning the revised approach to recording nuclear outage costs that prompted the filing of this amended Form 10-Q, see the combined Florida Progress and Florida Power Form 8-K dated June 2, 1998, that was filed with the Securities and Exchange Commission on June 2, 1998.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          FLORIDA PROGRESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Income
(In millions, except per share amounts)
                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                          1997     1996       1997       1996
                                        -------- --------   --------   --------
                                            (Unaudited)          (Unaudited)
REVENUES:
  Electric utility                       $597.2   $588.7    $1,151.0   $1,136.0
  Diversified                             200.1    184.9       393.8      368.0
                                        -------- --------    --------  --------
                                          797.3    773.6     1,544.8    1,504.0
EXPENSES:                               -------- --------    --------  --------
  Electric utility:
    Fuel                                  118.8     90.7       213.7      175.6
    Purchased power                       116.8    137.7       244.0      260.6
    Energy conservation cost               16.6     17.1        27.6       36.8
    Operations and maintenance            110.7     97.8       213.1      198.2
    Extended nuclear outage - O&M
      and replacement fuel costs           89.9       -         97.8       -
    Depreciation                           74.2     89.2       148.5      166.8
    Taxes other than income taxes          48.6     45.2        96.7       92.4
                                        -------- --------   ---------  ---------
                                          575.6    477.7     1,041.4      930.4
                                        -------- --------   ---------  ---------
  Diversified:
    Cost of sales                         169.1    154.3       340.9      309.4
    Other                                  14.8     16.6        29.7       32.0
                                        -------- --------   ---------  ---------
                                          183.9    170.9       370.6      341.4
                                        -------- --------   ---------  ---------
INCOME FROM OPERATIONS                     37.8    125.0       132.8      232.2
                                        -------- --------   ---------  ---------
INTEREST EXPENSE AND OTHER:
  Interest expense                         35.8     34.2        70.1       68.8
  Allowance for funds used during
    construction                           (2.3)    (1.9)       (4.4)      (3.6)
  Preferred dividend requirements of
    Florida Power                           0.4      2.1         0.8        4.4
  Other expense (income), net              (0.7)    (1.4)       (0.3)      (4.7)
                                        -------- --------   ---------  ---------
                                           33.2     33.0        66.2       64.9
                                        -------- --------   ---------  ---------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                       4.6     92.0        66.6      167.3
  Income Taxes                             (1.7)    33.2        18.3       60.3
                                        -------- --------   ---------  ---------
NET INCOME FROM CONTINUING OPERATIONS       6.3     58.8        48.3      107.0
DISCONTINUED OPERATIONS, NET
  OF INCOME TAXES                            -     (25.0)       -         (25.0)
                                        -------- --------   ---------  ---------

NET INCOME                               $  6.3    $33.8       $48.3      $82.0
                                        ======== ========   =========  =========
AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING                              97.1     96.8        97.0       96.6
                                        ======== ========   =========  =========
EARNINGS PER AVERAGE COMMON SHARE
  CONTINUING OPERATIONS                  $ .07     $0.61       $ .50      $1.11
DISCONTINUED OPERATIONS                      -    ( 0.26)       -        ( 0.26)
                                        -------- --------   ---------  ---------
EARNINGS PER AVERAGE COMMON SHARE        $ .07     $0.35       $ .50      $0.85
                                        ======== ========   =========  =========

DIVIDENDS PER COMMON SHARE               $0.525   $0.515      $1.050     $1.030
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

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)

                                                       June 30,    December 31,
                                                         1997         1996
                                                      -----------  -----------
CAPITAL AND LIABILITIES                               (Unaudited)

COMMON STOCK EQUITY:
  Common stock                                          $1,209.0     $1,208.3
  Retained earnings                                        662.9        716.5
  Unrealized loss on securities available for sale          (1.2)        (0.6)
                                                       ----------   ----------
                                                         1,870.7      1,924.2
CUMULATIVE PREFERRED STOCK OF FLORIDA POWER:
    Without sinking funds                                   33.5         33.5

LONG-TERM DEBT                                           1,826.5      1,776.9
                                                       ----------   ----------
TOTAL CAPITAL                                            3,730.7      3,734.6
                                                       ----------   ----------
CURRENT LIABILITIES:
  Accounts payable                                         216.1        193.2
  Customers' deposits                                       95.1         81.8
  Income taxes payable                                      10.5         27.8
  Accrued other taxes                                       51.6         13.4
  Accrued interest                                          37.2         48.3
  Other                                                     68.8         78.5
                                                       ----------   ----------
                                                           479.3        443.0
  Notes payable                                             94.2          4.1
  Current portion of long-term debt                         25.0         34.9
                                                       ----------   ----------
                                                           598.5        482.0
                                                       ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                    490.6        475.4
  Unamortized investment tax credits                        89.5         93.5
  Insurance policy benefit reserves                        356.1        325.3
  Other postretirement benefit costs                       103.9        100.0
  Other                                                    159.8        137.6
                                                       ----------   ----------
                                                         1,199.9      1,131.8
                                                       ----------   ----------
                                                        $5,529.1     $5,348.4
                                                       ==========   ==========

   The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Cash Flows
(In millions)
                                                            Six Months Ended
                                                                June 30,
                                                            1997        1996
                                                        ----------- -----------
                                                              (Unaudited)
OPERATING ACTIVITIES:
   Income from continuing operations                       $48.3      $107.0
   Adjustments for noncash items:
     Depreciation and amortization                         166.3       187.6
     Extended nuclear outage - replacement fuel costs       70.2          -
     Deferred income taxes and
       investment tax credits, net                         (20.9)      (26.3)
     Increase in accrued other postretirement
       benefit costs                                         3.9         3.4
     Net change in deferred insurance policy
       acquisition costs                                    (3.0)       (8.6)
     Net change in insurance policy
       benefit reserves                                     30.8        30.7
   Changes in working capital, net of effects
    from acquisition or sale of businesses:
        Accounts receivable                                (59.4)        8.5
        Inventories                                        (30.0)      (31.5)
        Underrecovery of fuel cost                         (46.6)      (57.3)
        Accounts payable                                    21.8        21.4
        Income taxes payable                               (16.9)       21.2
        Accrued other taxes                                 38.2        38.2
        Other                                              (13.1)      (12.3)
   Other operating activities                                5.8        23.1
                                                        ---------   ---------
        Cash provided by continuing operations             195.4       305.1
                                                        ---------   ---------
    Loss from discontinued operations                         -        (25.0)
    Adjustments for non-cash items                            -          7.4
                                                        ---------   ---------
        Cash used by discontinued operations                  -        (17.6)
                                                        ---------   ---------
                                                           195.4       287.5
                                                        ---------   ---------
INVESTING ACTIVITIES:
  Property additions (including allowance for
    borrowed funds used during construction)              (188.5)     (135.4)
  Purchase of loans and securities, net (including
    repayment of Echelon note)                              11.8       (14.2)
  Proceeds from sale of properties                           4.2         6.1
  Acquisition of businesses                                (14.3)       (3.2)
  Investing activities of discontinued operations             -         12.0
  Other investing activities                               (22.3)      (19.2)
                                                        ---------   ---------
                                                          (209.1)     (153.9)
                                                        ---------   ---------
FINANCING ACTIVITIES:
  Repayment of long-term debt                              (22.2)       (2.1)
  Increase in commercial paper with long-term support       61.7        46.7
  Redemption of preferred stock                               -        (80.9)
  Sale of common stock                                        -         18.6
  Dividends paid on common stock                          (101.9)      (99.7)
  Increase in short-term debt                               90.1          -
  Financing activities of discontinued operations             -        (10.2)
  Other financing activities                                (0.1)       (1.5)
                                                        ---------   ---------
                                                            27.6      (129.1)
                                                        ---------   ---------
NET INCREASE IN CASH AND EQUIVALENTS                        13.9         4.5
   Beginning cash and equivalents                            5.2         4.3
                                                        ---------   ---------
ENDING CASH AND EQUIVALENTS                                $19.1        $8.8
                                                        =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                     $78.0       $66.4
  Income taxes (net of refunds)                            $56.5       $61.0

Prior periods reflect the recapitalization of the spin-off company, Echelon International, and its associated treatment as discontinued operations. The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
                             FINANCIAL STATEMENTS

FLORIDA POWER CORPORATION
Statements of Income
(In millions)                            Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                           1997     1996       1997      1996
                                         -------- --------   --------  --------
                                             (Unaudited)        (Unaudited)
OPERATING REVENUES:
    Residential                          $ 306.3  $ 296.3    $ 597.0   $ 612.3
    Commercial                             145.4    131.7      269.6     246.8
    Industrial                              55.1     51.9      107.0      99.7
    Sales for resale                        20.3     37.1       57.4      80.1
    Other                                   70.1     71.7      120.0      97.1
                                         -------- --------  --------- ---------
                                           597.2    588.7    1,151.0   1,136.0
                                         -------- --------  --------- ---------
OPERATING EXPENSES:
 Operation:
    Fuel                                   118.8     90.7      213.7     175.6
    Purchased power                        116.8    137.7      244.0     260.6
    Energy conservation cost                16.6     17.1       27.6      36.8
    Operations and maintenance             110.7     97.8      213.1     198.2
    Extended nuclear outage - O&M
     and replacement fuel costs             89.9      -         97.8      -
    Depreciation                            74.2     89.2      148.5     166.8
    Taxes other than income taxes           48.6     45.2       96.7      92.4
 Income taxes:
    Currently payable                        3.8     43.8       36.0      74.0
    Deferred, net                           (5.3)    (9.9)     (13.3)    (12.9)
    Investment tax credits, net             (1.9)    (2.0)      (3.9)     (4.0)
                                         -------- --------  --------- ---------
                                            (3.4)    31.9       18.8      57.1
                                         -------- --------  --------- ---------
                                           572.2    509.6    1,060.2     987.5
                                         -------- --------  --------- ---------
OPERATING INCOME                            25.0     79.1       90.8     148.5
                                         -------- --------  --------- ---------
OTHER INCOME AND DEDUCTIONS:
 Allowance for equity funds used
    during construction                      1.4      1.0        2.7       1.9
 Miscellaneous other expense, net            0.1     (0.4)      (0.9)     (1.0)
                                         -------- --------  --------- ---------
                                             1.5      0.6        1.8       0.9
                                         -------- --------  --------- ---------
INTEREST CHARGES
 Interest on long-term debt                 22.4     21.8       44.7      43.9
 Other interest expense                      3.7      2.8        6.7       6.1
                                         -------- --------  --------- ---------
                                            26.1     24.6       51.4      50.0
 Allowance for borrowed funds used
    during construction                     (0.9)    (0.9)      (1.7)     (1.7)
                                         -------- --------  --------- ---------
                                            25.2     23.7       49.7      48.3
                                         -------- --------  --------- ---------
NET INCOME                                   1.3     56.0       42.9     101.1
DIVIDENDS ON PREFERRED STOCK                 0.4      2.1        0.8       4.4
                                         -------- --------  --------- ---------
NET INCOME AFTER DIVIDENDS
  ON PREFERRED STOCK                       $  .9    $53.9      $42.1     $96.7
                                         ======== ========  ========= =========

The accompanying notes are an integral part of these financial statements.
                                          5

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

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                        June 30,    December 31,
                                                          1997         1996
                                                       -----------  -----------
CAPITALIZATION AND LIABILITIES                         (Unaudited)

CAPITALIZATION:
  Common stock                                          $1,004.4     $1,004.4
  Retained earnings                                        766.9        821.1
                                                       ----------   ----------
                                                         1,771.3      1,825.5
CUMULATIVE PREFERRED STOCK:
    Without sinking funds                                   33.5         33.5

LONG-TERM DEBT                                           1,295.9      1,296.4
                                                       ----------   ----------
TOTAL CAPITAL                                            3,100.7      3,155.4
                                                       ----------   ----------
CURRENT LIABILITIES:
  Accounts payable                                         121.0        115.5
  Accounts payable to associated companies                  23.4         21.2
  Customers' deposits                                       95.1         81.7
  Income taxes payable                                      13.2         10.4
  Accrued other taxes                                       48.1         10.0
  Accrued interest                                          27.2         34.8
  Other                                                     39.9         47.3
                                                       ----------   ----------
                                                           367.9        320.9
  Notes payable                                             94.2          4.1
  Current portion of long-term debt                          1.4         21.3
                                                       ----------   ----------
                                                           463.5        346.3
                                                       ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                    491.7        472.3
  Unamortized investment tax credits                        88.9         92.8
  Other postretirement benefit costs                       100.2         96.5
  Other                                                    117.3        100.7
                                                       ----------   ----------
                                                           798.1        762.3
                                                       ----------   ----------
                                                        $4,362.3     $4,264.0
                                                       ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Cash Flows
(In millions)
                                                            Six Months Ended
                                                                June 30,
                                                            1997        1996
                                                         ----------  ----------
                                                               (Unaudited)
OPERATING ACTIVITIES:
 Net income after dividends on preferred stock             $42.1       $96.7
  Adjustments for noncash items:
   Depreciation and amortization                           152.3       175.4
   Extended nuclear outage - replacement fuel costs         70.2          -
   Deferred income taxes and investment
    tax credits, net                                       (17.2)      (16.9)
   Increase in accrued other postretirement
    benefit costs                                            3.7         3.0
   Allowance for equity funds used during construction      (2.7)       (1.9)
  Changes in working capital:
        Accounts receivable                                (43.9)      (10.7)
        Inventories                                         (5.8)       (4.3)
        Underrecovery of fuel cost                         (46.6)      (57.3)
        Accounts payable                                     5.6         6.3
        Accounts payable to associated companies             2.2        (2.0)
        Income taxes payable                                 2.8        11.3
        Accrued other taxes                                 38.1        37.9
        Other                                               (4.0)       (9.7)
  Other operating activities                                 5.8        25.8
                                                        ---------   ---------
                                                           202.6       253.6
                                                        ---------   ---------
INVESTING ACTIVITIES:
  Construction expenditures                               (151.8)     (111.3)
  Allowance for borrowed funds used during construction     (1.7)       (1.7)
  Additions to non-utility property                         (1.7)       (1.1)
  Proceeds from sale of properties                           3.2         3.8
  Other investing activities                                (9.7)      (18.1)
                                                        ---------   ---------
                                                          (161.7)     (128.4)
                                                        ---------   ---------
FINANCING ACTIVITIES:
  Repayment of long-term debt                              (20.6)       (0.4)
  Increase in commercial paper with
    long term support                                         -         29.4
  Redemption of preferred stock                               -        (80.9)
  Dividends paid on common stock                           (96.3)      (81.4)
  Equity contributions from parent                            -         12.5
  Increase in short-term debt                               90.1          -
                                                        ---------   ---------
                                                           (26.8)     (120.8)
                                                        ---------   ---------
NET INCREASE IN CASH AND EQUIVALENTS                        14.1         4.4
   Beginning cash and equivalents                             -          0.8
                                                        ---------   ---------
ENDING CASH AND EQUIVALENTS                                $14.1        $5.2
                                                        =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                     $55.8       $47.9
  Income taxes (net of refunds)                            $32.4       $62.4

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

       Florida Power and former subsidiaries of Florida Progress, whose properties were sold in prior years, have been identified by the Environmental Protection Agency ("EPA") as potentially responsible parties ("PRPs") at certain sites, including a coal gasification plant site in Sanford, Florida ("the Sanford site") that Florida Power previously owned and operated. Four other parties have also been identified as PRPs for the Sanford site. On July 11, 1997, the EPA sent a general and special notice letter which advised Florida Power and others that the EPA has documented the release or threatened release of hazardous substances, pollutants, or contaminants from the Sanford site. The EPA investigation concluded that such release or threatened release includes the site itself and downgradient contamination in sediment through an unnamed tributary for storm water drainage flowing through Cloud Branch Creek into Lake Monroe at the confluence of the Creek and Lake Monroe. Further, the EPA advised Florida Power of its potential liability for clean-up under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The EPA established a 60-day moratorium beginning July 18, 1997 on further response activities, pending the PRPs' submission of a good faith offer to conduct a remedial investigation and feasibility study ("RI/FS").  If accepted by the
                                          11

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

       Florida Power reported income of $.9 million for the second quarter of 1997. This was lower than the same period in 1996 primarily as a result of charges recorded for replacement power costs and operation and maintenance costs associated with the extended outage of CR3. For the three and six months ended June 30, 1997, Florida Power recognized $19.7 million and $27.6 million, respectively, of operation and maintenance costs associated with the extended outage. Florida Power expects to incur a total of $100 million of operation and maintenance costs in connection with the outage through the end of 1997, when CR3 is expected to be returned to service.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OPERATING RESULTS

Florida Progress' income from continuing operations for the three month period ended June 30, 1997, was $.07 per share compared to earnings of $.61 cents per share for the same period in 1996. The decrease resulted from Florida Power, Florida Progress' largest operating unit, reporting income of $.01 per share compared to earnings of $.56 per share for the same period last year. Earnings per share from continuing operations for the six month period ended June 30, 1997, were $.50 compared to $1.11 for the same period last year. The decrease for both the three and six month periods is primarily due to one-time charges recorded by Florida Power related to the extended outage of CR3.

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

Generally, Florida Power recovers substantially all of its fuel and purchased power costs through an FPSC ordered fuel adjustment clause, thereby eliminating any significant impact on net income. However, in June 1997, Florida Power recorded a $70.2 million charge for replacement power costs incurred from December 1996 through June 1997 in accordance with the above mentioned FPSC approved settlement agreement. This treatment is consistent with the terms of the settlement agreement between Florida Power and all parties who intervened in

Florida Power's earlier request to recover replacement power costs resulting from the extended outage of CR3. In the second quarter of 1997, Florida Power also recorded $19.7 million of nuclear outage operation and maintenance costs in connection with the outage. This brings the total extended nuclear outage expenses to $89.9 million for the second quarter of 1997, and $97.8 for the six months ended June 30, 1997.

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

Florida Power's ratio of earnings to fixed charges was 3.78 for the twelve months ended June 30, 1997. (See Exhibit 12 filed herewith).

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

6. Charlie Crist, Jr. v. Julia Johnson, et al and Florida Power Corporation, Florida Supreme Court, Case No. 90,346.

       See prior discussion of this matter in the first quarter 1997 Form 10-Q,
       Part II, Item 1, paragraph 3. On June 18, 1997, all parties entered into a stipulation which resolves all present and future disputed issues regarding the current extended outage of CR3. On June 26, the FPSC unanimously
                                          18
       approved the settlement agreement. The financial impact and details of this agreement are discussed in Note 4 to the Financial Statement under the heading "Replacement Power Cost Settlement". On July 21,
       1997, the Court granted the motions to dismiss filed by Florida Power and the FPSC, resulting in dismissal of Charlie Crist's Notice of Petition For Review Of Florida Public Service Commission Order No.
       PSC-97-0859-FOF-EI. This report concludes this matter for reporting purposes.

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

2.     EXECUTIVE OFFICER AND DIRECTOR CHANGES.

       During the second quarter of 1997, Florida Progress and Florida Power announced certain executive officer and director changes. At Florida Progress, effective June 1, 1997, Richard Korpan was promoted to Chief Executive Officer. Jack B. Critchfield, who held the position of Chief Executive Officer, remains Chairman of the Board. Also effective June 1, Stanley I. Garnett was named Executive Vice President of Florida Progress and will be responsible for financial services, legal, human resources and corporate development. Garnett was previously a senior adviser with Putnam, Hayes & Bartlett, an economic and management consulting firm, and the chief legal officer and then chief financial officer at Allegheny Power System, Inc. At Florida Power, effective June 1, 1997, Joseph H. Richardson became Chief Executive Officer, and Janice B. Case was promoted to Senior Vice President. Richard Korpan who held the position of Chief Executive Officer, remains Chairman of the Board of Florida Power. In other Board action, it was decided that both Florida Progress and Florida Power should have the same outside directors serving on their boards. As a result, effective May 15, 1997, W.D. "Bill" Frederick, Jr., Michael P. Graney, Vincent J. Naimoli, Richard A. Nunis, Charles B. Reed and Robert T.Stuart, Jr., members of the Florida Progress Board, were elected as
                                          20
      members of the Florida Power Board, and Frank C. Logan, a member of the Florida Power Board, was appointed as a member of the Florida Progress Board. In addition, Allen J.Keesler, Jr. and R. Mark Bostick resigned as members of the Florida Power Board. Florida Progress now has a total of twelve directors, each of whom also serves as a director of Florida Power. Florida Power has a total of thirteen directors, the additional director being Joseph H. Richardson, Florida Power's Chief Executive Officer.

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

                                    FLORIDA PROGRESS CORPORATION

                                    FLORIDA POWER CORPORATION


Date: June 2, 1998                          /s/ John Scardino, Jr.
                                          -----------------------------
                                          John Scardino, Jr.
                                          Vice President and Controller




Date: June 2, 1998                         /s/ Jeffrey R. Heinicka
                                          -----------------------------
                                          Jeffrey R. Heinicka
                                          Senior Vice President and
                                          Chief Financial Officer

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