Form 10-Q/A
period 1997-09-30
FLORIDA PROGRESS CORP; FLORIDA POWER CORP /
filed 1998-06-02
CIK 357261, 37637

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

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          FLORIDA PROGRESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Income
 (In millions, except per share amounts)

                                           Three Months Ended       Nine Months Ended
                                              September 30,           September 30,
                                            1997       1996          1997       1996
                                            -------    -------     --------   --------
                                               (Unaudited)             (Unaudited)
REVENUES:
  Electric utility                           $706.9     $694.7    $1,857.9   $1,830.7
  Diversified                                 215.6      184.3       609.4      552.3
                                            --------   --------    ---------  ---------
                                              922.5      879.0     2,467.3    2,383.0
EXPENSES:                                   --------   --------    ---------  ---------
  Electric utility:
    Fuel                                      129.5      147.5       343.2      323.0
    Purchased power                           133.7      127.6       377.7      388.2
    Energy conservation cost                   21.7       14.3        49.3       51.1
    Operations and maintenance                105.5      105.9       318.6      304.2
    Extended nuclear outage - O&M
      and replacement fuel costs               33.1         -        130.9       -
    Depreciation and amortization              78.8       74.7       227.3      241.5
    Taxes other than income taxes              53.2       50.7       149.9      143.1
                                            --------   --------    ---------  ---------
                                              555.5      520.7     1,596.9    1,451.1
                                            --------   --------    ---------  ---------
  Diversified:
    Cost of sales                             187.0      153.5       527.9      462.9
    Other                                      14.1       15.5        43.8       47.5
                                            --------   --------    ---------  ---------
                                              201.1      169.0       571.7      510.4
                                            --------   --------    ---------  ---------
INCOME FROM OPERATIONS                        165.9      189.3       298.7      421.5
                                            --------   --------    ---------  ---------
INTEREST EXPENSE AND OTHER:
  Interest expense                             42.3       34.6       112.4      103.4
  Allowance for funds used during
    construction                               (2.5)      (1.9)       (6.9)      (5.5)
  Preferred dividend requirements of
    Florida Power                               0.3        0.8         1.1        5.2
  Other expense (income), net                  (1.6)      (0.4)       (1.9)      (5.1)
                                            --------   --------    ---------  ---------
                                               38.5       33.1       104.7       98.0
                                            --------   --------    ---------  ---------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                         127.4      156.1       194.0      323.5
  Income Taxes                                 45.8       58.1        64.1      118.4
                                            --------   --------    ---------  ---------
NET INCOME FROM CONTINUING OPERATIONS          81.6       98.1       129.9      205.1

DISCONTINUED OPERATIONS, NET
  OF INCOME TAXES                                -          -           -       (25.0)
                                            --------   --------    ---------  ---------
NET INCOME                                   $ 81.6      $98.1      $129.9     $180.1
                                            ========   ========    =========  =========
AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING                                  97.1       97.0        97.1       96.8
                                            ========   ========    =========  =========
EARNINGS PER AVERAGE COMMON SHARE
CONTINUING OPERATIONS                         $ .84      $1.01       $1.34      $2.12
DISCONTINUED OPERATIONS                          -          -           -       (0.26)
                                            --------   --------    ---------  ---------
EARNINGS PER AVERAGE COMMON SHARE             $ .84      $1.01       $1.34      $1.86
                                            ========   ========    =========  =========

DIVIDENDS PER COMMON SHARE                   $0.525     $0.515      $1.575     $1.545
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

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)

                                                      September 30, December 31,
                                                          1997         1996
                                                       -----------  -----------
CAPITAL AND LIABILITIES                                (Unaudited)

COMMON STOCK EQUITY:
  Common stock                                            $1,209.1     $1,208.3
  Retained earnings                                          693.5        716.5
  Unrealized gain (loss) on securities available for sale      1.7         (0.6)
                                                         ----------   ----------
                                                           1,904.3      1,924.2
CUMULATIVE PREFERRED STOCK OF FLORIDA POWER:
    Without sinking funds                                     33.5         33.5

LONG-TERM DEBT                                             2,343.4      1,776.9
                                                         ----------   ----------
TOTAL CAPITAL                                              4,281.2      3,734.6
                                                         ----------   ----------
CURRENT LIABILITIES:
  Accounts payable                                           221.8        193.2
  Customers' deposits                                         96.0         81.8
  Income taxes payable                                        38.4         27.8
  Accrued other taxes                                         71.8         13.4
  Accrued interest                                            47.7         48.3
  Other                                                       81.6         78.5
                                                         ----------   ----------
                                                             557.3        443.0
  Notes payable                                               23.6          4.1
  Current portion of long-term debt                           15.0         34.9
                                                         ----------   ----------
                                                             595.9        482.0
                                                         ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                      450.6        475.4
  Unamortized investment tax credits                          87.5         93.5
  Insurance policy benefit reserves                          369.0        325.3
  Other postretirement benefit costs                         106.6        100.0
  Other                                                      171.2        137.6
                                                         ----------   ----------
                                                           1,184.9      1,131.8
                                                         ----------   ----------
                                                          $6,062.0     $5,348.4
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Cash Flows
(In millions)
                                                            Nine Months Ended
                                                              September 30,
                                                            1997        1996
                                                         ----------- -----------
                                                               (Unaudited)
OPERATING ACTIVITIES:
   Income from continuing operations                         $129.9      $205.1
   Adjustments for noncash items:
     Depreciation and amortization                            254.9       275.1
     Extended nuclear outage replacement fuel costs            70.2          -
     Deferred income taxes and
       investment tax credits, net                            (51.4)      (37.2)
     Increase in accrued other postretirement
       benefit costs                                            6.6        11.9
     Net change in deferred insurance policy
       acquisition costs                                       (2.8)      (13.7)
     Net change in insurance policy
       benefit reserves                                        43.7        44.0
   Changes in working capital, net of effects
    from acquisition or sale of businesses:
        Accounts receivable                                   (91.7)       (7.6)
        Inventories                                           (16.5)      (17.9)
        Underrecovery of fuel cost                            (61.3)      (47.1)
        Accounts payable                                       27.3        21.3
        Income taxes payable                                   10.8        60.0
        Accrued other taxes                                    58.3        52.9
        Other                                                   6.3         2.5
    Other operating activities                                (25.0)        1.6
                                                           ---------   ---------
        Cash provided by continuing operations                389.7       550.9
                                                           ---------   ---------
    Loss from discontinued operations                            -        (25.0)
    Adjustments for non-cash items                               -         11.1
                                                           ---------   ---------
        Cash used by discontinued operations                     -        (13.9)
                                                           ---------   ---------
                                                              389.7       537.0
                                                           ---------   ---------
INVESTING ACTIVITIES:
  Property additions (including allowance for
    borrowed funds used during construction)                 (288.7)     (192.0)
  Purchase of loans and securities, net (including
    repayment of Echelon note)                                 (2.4)      (25.1)
  Proceeds from sale of properties                              8.6         7.0
  Acquisition of businesses                                   (23.2)      (45.1)
  Acquisition of cogeneration facility and
    contract termination costs                               (445.0)         -
  Distributions from (investments in) joint ventures
    and partnerships, net                                     (23.5)       (4.6)
  Investing activities of discontinued operations                -         35.2
  Other investing activities                                  (17.3)      (24.5)
                                                           ---------   ---------
                                                             (791.5)     (249.1)
                                                           ---------   ---------

FINANCING ACTIVITIES:
  Issuance of long-term debt                                  447.7       118.0
  Repayment of long-term debt                                 (34.2)     (189.8)
  Increase (decrease) in commercial paper with
    long-term support                                         130.6        (5.3)
  Redemption of preferred stock                                  -        (80.9)
  Sale of common stock                                           -         18.6
  Dividends paid on common stock                             (152.9)     (149.5)
  Increase in short-term debt                                  19.6        29.0
  Financing activities of discontinued operations                -        (11.3)
  Other financing activities                                    1.0        (3.2)
                                                           ---------   ---------
                                                              411.8      (274.4)
                                                           ---------   ---------
NET INCREASE IN CASH AND EQUIVALENTS                           10.0        13.5
   Beginning cash and equivalents                               5.2         4.3
                                                           ---------   ---------
ENDING CASH AND EQUIVALENTS                                   $15.2       $17.8
                                                           =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                       $108.0      $101.1
  Income taxes (net of refunds)                               $74.5       $91.2

Prior periods reflect the recapitalization of the spin-off company, Echelon International, and its associated treatment as discontinued operations. The accompanying notes are an integral part of these financial statements.

                            FLORIDA POWER CORPORATION
                             FINANCIAL STATEMENTS


FLORIDA POWER CORPORATION
Statements of Income
 (In millions)                            Three Months Ended   Nine Months Ended
                                            September 30,      September 30,
                                           1997     1996       1997      1996
                                          -------  -------   --------  --------
                                              (Unaudited)        (Unaudited)
OPERATING REVENUES:
    Residential                            $397.0   $393.6     $994.0  $1,005.9
    Commercial                              156.7    155.4      426.3     402.2
    Industrial                               51.0     54.9      158.0     154.6
    Sales for resale                         47.7     46.5      105.1     126.6
    Other                                    54.5     44.3      174.5     141.4
                                          -------- --------  --------- ---------
                                            706.9    694.7    1,857.9   1,830.7
                                          -------- --------  --------- ---------
OPERATING EXPENSES:
 Operation:
    Fuel                                    129.5    147.5      343.2     323.0
    Purchased power                         133.7    127.6      377.7     388.2
    Energy conservation cost                 21.7     14.3       49.3      51.1
    Operations and maintenance              105.5    105.9      318.6     304.2
    Extended nuclear outage - O&M
     and replacement fuel costs              33.1      -        130.9      -
    Depreciation and amortization            78.8     74.7      227.3     241.5
    Taxes other than income taxes            53.2     50.7      149.9     143.1
                                          -------- --------  --------- ---------
                                            555.5    520.7    1,596.9   1,451.1
                                          -------- --------  --------- ---------
 Income taxes:
    Currently payable                        41.2     64.9       77.2     138.9
    Deferred, net                             5.2     (6.8)     ( 8.1)    (19.7)
    Investment tax credits, net              (2.0)    (1.9)      (5.9)     (5.9)
                                          -------- --------  --------- ---------
                                             44.4     56.2       63.2     113.3
                                          -------- --------  --------- ---------
                                            599.9    576.9    1,660.1   1,564.4
                                          -------- --------  --------- ---------
OPERATING INCOME                            107.0    117.8      197.8     266.3
                                          -------- --------  --------- ---------
OTHER INCOME AND DEDUCTIONS:
 Allowance for equity funds used
    during construction                       1.5      1.0        4.2       2.9
 Miscellaneous other expense, net            (0.8)    (1.0)      (1.7)     (2.0)
                                          -------- --------  --------- ---------
                                              0.7      -          2.5       0.9
                                          -------- --------  --------- ---------
INTEREST CHARGES
 Interest on long-term debt                  28.2     22.0       72.9      65.9
 Other interest expense                       4.2      2.8       10.9       8.9
                                          -------- --------  --------- ---------
                                             32.4     24.8       83.8      74.8
 Allowance for borrowed funds used
    during construction                      (1.0)    (0.9)      (2.7)     (2.6)
                                          -------- --------  --------- ---------
                                             31.4     23.9       81.1      72.2
                                          -------- --------  --------- ---------
NET INCOME                                   76.3     93.9      119.2     195.0
DIVIDENDS ON PREFERRED STOCK                  0.3      0.8        1.1       5.2
                                          -------- --------  --------- ---------
NET INCOME AFTER DIVIDENDS
  ON PREFERRED STOCK                        $76.0    $93.1     $118.1    $189.8
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

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                      September 30, December 31,
                                                          1997         1996
                                                       -----------  -----------
CAPITALIZATION AND LIABILITIES                         (Unaudited)

CAPITALIZATION:
  Common stock                                            $1,004.4     $1,004.4
  Retained earnings                                          794.8        821.1
                                                         ----------   ----------
                                                           1,799.2      1,825.5
CUMULATIVE PREFERRED STOCK:
    Without sinking funds                                     33.5         33.5

LONG-TERM DEBT                                             1,746.0      1,296.4
                                                         ----------   ----------
TOTAL CAPITAL                                              3,578.7      3,155.4
                                                         ----------   ----------
CURRENT LIABILITIES:
  Accounts payable                                           135.5        115.5
  Accounts payable to associated companies                    27.0         21.2
  Customers' deposits                                         96.0         81.7
  Income taxes payable                                        38.8         10.4
  Accrued other taxes                                         68.2         10.0
  Accrued interest                                            43.7         34.8
  Other                                                       51.4         47.3
                                                         ----------   ----------
                                                             460.6        320.9
  Notes payable                                               19.1          4.1
  Current portion of long-term debt                            1.4         21.3
                                                         ----------   ----------
                                                             481.1        346.3
                                                         ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                      453.5        472.3
  Unamortized investment tax credits                          86.9         92.8
  Other postretirement benefit costs                         102.6         96.5
  Other                                                      125.7        100.7
                                                         ----------   ----------
                                                             768.7        762.3
                                                         ----------   ----------
                                                          $4,828.5     $4,264.0
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Cash Flows
(In millions)
                                                            Nine Months Ended
                                                              September 30,
                                                            1997        1996
                                                         ----------  ----------
                                                               (Unaudited)
OPERATING ACTIVITIES:
  Net income after dividends on preferred stock              $118.1      $189.8
  Adjustments for noncash items:
   Depreciation and amortization                              233.0       256.4
   Extended nuclear outage replacement fuel costs              70.2          -
   Deferred income taxes and investment
    tax credits, net                                          (14.0)      (25.6)
   Increase in accrued other postretirement
    benefit costs                                               6.1        11.2
   Allowance for equity funds used during construction         (4.2)       (2.9)
  Changes in working capital:
        Accounts receivable                                   (69.8)      (24.2)
        Inventories                                             9.3         1.2
        Underrecovery of fuel cost                            (61.3)      (47.1)
        Accounts payable                                       20.0        13.1
        Accounts payable to associated companies                5.8        (1.0)
        Income taxes payable                                   28.4        52.8
        Accrued other taxes                                    58.2        52.5
        Other                                                  24.7        10.2
  Other operating activities                                  (20.4)        8.3
                                                           ---------   ---------
                                                              404.1       494.7
                                                           ---------   ---------
INVESTING ACTIVITIES:
  Construction expenditures                                  (230.2)     (157.5)
  Allowance for borrowed funds used during construction        (2.7)       (2.6)
  Additions to nonutility property                             (2.3)       (1.5)
  Acquisition of cogeneration facility and
   contract termination costs                                (445.0)         -
  Proceeds from sale of properties                              4.7         4.5
  Other investing activities                                  (17.3)      (24.5)
                                                           ---------   ---------
                                                             (692.8)     (181.6)
                                                           ---------   ---------
FINANCING ACTIVITIES:
  Issuance of long-term debt                                  447.7          -
  Repayment of long-term debt                                 (20.6)      (46.8)
  Decrease in commercial paper with
    long term support                                            -        (65.7)
  Redemption of preferred stock                                  -        (80.9)
  Dividends paid on common stock                             (144.4)     (116.1)
  Equity contributions from parent                               -         12.5
  Increase in short-term debt                                  15.0          -
                                                           ---------   ---------
                                                              297.7      (297.0)
                                                           ---------   ---------
NET INCREASE IN CASH AND EQUIVALENTS                            9.0        16.1
   Beginning cash and equivalents                                -          0.8
                                                           ---------   ---------
ENDING CASH AND EQUIVALENTS                                    $9.0       $16.9
                                                           =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                        $69.9       $66.4
  Income taxes (net of refunds)                               $47.7       $85.7

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

         As of the end of the third quarter of 1997, Florida Power recognized $60.7 million of additional operation and maintenance costs related to the extended outage at CR3. Florida Power expects to incur a total of $100 million of operation and maintenance costs to return CR3 to service by the end of 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

Florida Progress' earnings from continuing operations for the three month period ended September 30, 1997, were $.84 per share, compared to $1.01 per share for the same period in 1996. Florida Power, Florida Progress' largest operating unit, reported earnings of $.78 per share compared to $.96 per share for the same period last year.

Earnings per share from continuing operations for the nine months ended September 30, 1997 were $1.34 compared to $2.12 for the same period last year. The decrease for both the three and nine month period is due to replacement power and additional operation and maintenance charges recorded by Florida Power equivalent to $.21 and $.83 per share, respectively, for the extended outage of CR3.

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

For the three and nine months ended September 30, 1997, Florida Power incurred $33.1 million and $60.7 million, respectively, of operation and maintenance expenses associated with the extended outage at CR3. Total operating and maintenance costs associated with returning CR3 to service in 1997 are forecasted to be $100 million.

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

Florida Power's ratio of earnings to fixed charges was 3.31 for the twelve months ended September 30, 1997. (See Exhibit 12 filed herewith).

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