Form 10-K/A
period 1997-12-31
FLORIDA PROGRESS CORP; FLORIDA POWER CORP /
filed 1998-06-02
CIK 357261, 37637

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

                 Exact name of each Registrant as specified in  I.R.S. Employer
  Commission     its charter, state of incorporation, address   Identification
   File No.      of principal executive offices, telephone          Number
 --------------   ----------------------------------------------  --------------

   1-8349        FLORIDA PROGRESS CORPORATION                       59-2147112
                 A Florida Corporation
                 One Progress Plaza
                 St. Petersburg, Florida 33701
                 Telephone (813) 824-6400

   1-3274        FLORIDA POWER CORPORATION                          59-0247770
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

For an explanation concerning the revised approach to recording nuclear outage costs that prompted the filing of this amended Form 10-K, see the combined Florida Progress and Florida Power Form 8-K dated June 2, 1998, that was filed with the Securities and Exchange Commission on June 2, 1998.









                       [THIS SPACE INTENTIONALLY BLANK]

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

/s/KPMG Peat Marwick LLP
- ---------------------------
KPMG Peat Marwick LLP
St. Petersburg, Florida

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


                                                                                                 Cumulative
                                                                               Unrealized      Preferred Stock
                                                                                  Gain         of Florida Power
                                                                               (Loss) on       ----------------
                                                                               Securities      Without    With
                                                      Common       Retained    Available       Sinking  Sinking
                                                      Stock        Earnings     for Sale        Funds    Funds
                                                    -----------------------------------------------------------
Balance, December 31, 1994                          $1,148.1        $842.9      $ (6.6)        $113.5    $30.0

Net income                                                           238.9
Common stock issued - 1,245,267 shares                  39.5
Cash dividends on common stock ($2.02 per share)                    (193.4)
Unrealized gain on marketable securities                                           8.7
Preferred stock redeemed - 50,000 shares                                                                  (5.0)
- ------------------------------------------------------------------------------------------------------------------
Balance December 31, 1995                            1,187.6         888.4         2.1          113.5     25.0

Net income                                                           224.4
Common stock issued - 586,555 shares                    20.7
Echelon International stock dividend                                (194.5)
Cash dividends on common stock ($2.06 per share)                    (199.5)
Unrealized loss on marketable securities                                          (2.7)
Preferred stock redeemed - 1,050,000 shares                           (2.3)                     (80.0)   (25.0)
- ------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                           1,208.3         716.5          (.6)          33.5      -

Net income                                                            54.3
Common stock issued - 55,772 shares                       .7
Cash dividends on common stock ($2.10 per share)                    (203.8)
Reversal of unrealized loss on marketable securities
         due to deconsolidation                                                      .6
- ------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                          $1,209.0        $567.0        $  -         $  33.5  $  -
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

Type of Security                     Accounting Treatment

Debt securities held to maturity     Amortized cost
- ------------------------------------------------------------------------------
Trading securities                   Fair market value with unrealized gains
                                     and losses included in earnings
- ------------------------------------------------------------------------------
Securities available for sale        Fair market  value with unrealized gains
                                     and losses,  net of taxes, reported
                                     separately in shareholders' equity
- ------------------------------------------------------------------------------

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

NOTE 3  INCOME TAXES

FLORIDA PROGRESS

(In millions)                              1997        1996        1995
- ----------------------------------------------------------------------------
Components of income tax expense:
Payable currently:
  Federal                                 $86.6      $179.7      $157.3
  State                                    10.5        23.0        18.8
- ----------------------------------------------------------------------------
                                           97.1       202.7       176.1
- ----------------------------------------------------------------------------
Deferred, net:
  Federal                                 (22.4)      (41.9)      (27.5)
  State                                     (.5)       (6.9)       (2.0)
- ----------------------------------------------------------------------------
                                          (22.9)      (48.8)      (29.5)
- ----------------------------------------------------------------------------
Amortization of investment
  tax credits, net                         (7.8)       (8.0)       (8.5)
- ----------------------------------------------------------------------------
                                          $66.4      $145.9      $138.1
============================================================================

FLORIDA POWER

(In millions)                              1997        1996        1995
- ----------------------------------------------------------------------------
Components of income tax expense:
Payable currently:
  Federal                                 $73.5      $143.6      $136.8
  State                                    11.6        24.9        22.1
- ----------------------------------------------------------------------------
                                           85.1       168.5       158.9
- ----------------------------------------------------------------------------
Deferred, net:
  Federal                                  (7.6)      (20.9)      (18.9)
  State                                      .2        (4.0)       (1.9)
- ----------------------------------------------------------------------------
                                           (7.4)      (24.9)      (20.8)
- ----------------------------------------------------------------------------
Amortization of investment
  tax credits, net                         (7.8)       (7.9)       (8.5)
- ----------------------------------------------------------------------------
Total income tax expense                   69.9       135.7       129.6
Less: Amounts charged or (credited)
  to non-operating income                    --         (.1)         .1
- ----------------------------------------------------------------------------
Amounts charged to operating income       $69.9      $135.8      $129.5
============================================================================

The primary differences between the statutory rates and the effective income tax rates are detailed below:

FLORIDA PROGRESS
                                          1997        1996        1995
- ----------------------------------------------------------------------------
Federal statutory income tax rate         35.0%       35.0%       35.0%
State income tax, net of federal
  income tax benefits                      5.4         2.6         2.8
Amortization of investment tax credits    (6.4)       (2.0)       (2.2)
Provision for loss on investment in
  life insurance subsidiary               24.9          -           -
Other                                     (4.5)         .6          .1
- ----------------------------------------------------------------------------
Effective income tax rates                54.4%       36.2%       35.7%
============================================================================

FLORIDA POWER
                                          1997        1996        1995
- ----------------------------------------------------------------------------
Federal statutory income tax rate         35.0%       35.0%       35.0%
State income tax, net of federal
  income tax benefits                      3.7         3.6         3.7
Amortization of investment tax credits    (3.8)       (2.2)       (2.4)
Other                                      (.9)          -           -
- ----------------------------------------------------------------------------
Effective income tax rates                34.0%       36.4%       36.3%
============================================================================

The following summarizes the components of deferred tax liabilities and assets at December 31, 1997 and 1996:

FLORIDA PROGRESS
(In millions)                                         1997         1996
- ---------------------------------------------------------------------------
Deferred tax liabilities:
  Difference in tax basis of property,
       plant and equipment                          $539.0       $544.1
  Deferred acquisition costs                            -          35.9
  Investment in partnerships                          19.7         20.1
  Deferred book expenses                              34.1         12.7
  Other                                               29.7         22.9
- ---------------------------------------------------------------------------
   Total deferred tax liabilities                   $622.5       $635.7
===========================================================================
Deferred tax assets:
  Loss reserves not currently deductible            $ 17.0       $ 69.5
  Accrued book expenses                              110.8         90.6
  Unbilled revenues                                   17.6         17.6
  Other                                               11.7         18.2
- ---------------------------------------------------------------------------
   Total deferred tax assets                        $157.1       $195.9
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

FLORIDA POWER
(In millions)                                         1997         1996
- --------------------------------------------------------------------------
Deferred tax liabilities:
  Difference in tax basis of property,
     plant and equipment                            $506.3        $516.0
  Deferred book expenses                              34.1          12.7
  Under recovery of fuel                               2.8           2.8
  Carrying value of securities over cost              15.0           7.7
  Other                                                1.5            -
 -------------------------------------------------------------------------
  Total deferred tax liabilities                    $559.7        $539.2
==========================================================================
Deferred tax assets:
  Accrued book expenses                             $ 95.0        $ 76.5
  Unbilled revenues                                   17.6          17.6
  Regulatory liability for deferred income taxes       1.6           4.4
  Other                                                 -            4.0
- --------------------------------------------------------------------------
  Total deferred tax assets                         $114.2        $102.5
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

JOINTLY OWNED PLANT - The following information relates to Florida Power's 90.4% proportionate share of the nuclear plant at December 31, 1997 and 1996:

(In millions)                           1997       1996
- ------------------------------------------------------------
Utility plant in service               $673.8     $643.6
Construction work in progress            49.3       14.8
Unamortized nuclear fuel                 66.5       59.9
Accumulated depreciation                341.0      309.5
Accumulated decommissioning             223.7      193.3
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

Florida Power redeemed 1,050,000 shares of its Cumulative Preferred Stock in 1996 and 50,000 shares in 1995.

Cumulative Preferred Stock for Florida Power is detailed below:

                    Current                      Outstanding at
     Dividend      Redemption      Shares         December 31,
       Rate          Price       Outstanding      1997 & 1996
                                                 (In millions)
- ------------------------------------------------------------------
       4.00%        $104.25        39,980           $  4.0
       4.40%        $102.00        75,000              7.5
       4.58%        $101.00        99,990             10.0
       4.60%        $103.25        39,997              4.0
       4.75%        $102.00        80,000              8.0
- ------------------------------------------------------------------
                                  334,967            $33.5
==================================================================

All Cumulative Preferred Stock series are without sinking funds and are not subject to mandatory redemption.

NOTE 6  DEBT

Florida Progress' long-term debt at December 31, 1997 and 1996, is scheduled to mature as follows:

                                                                         Interest Rate         1997      1996
- -----------------------------------------------------------------------------------------------------------------
Florida Power Corporation
(In millions)
  First mortgage bonds:
    Maturing in 1999                                                         6.50%         $    75.0  $    75.0
    Maturing 2002 and 2003                                                   6.50%(a)          280.0      280.0
    Maturing 2008                                                            6.88%              80.0       80.0
    Maturing 2021 through 2023                                               7.98%(a)          400.0      400.0
  Pollution control revenue bonds:
    Maturing 2014 through 2027                                               6.59%(a)          240.9      240.9
  Notes maturing
    1997-1998                                                                6.67%               1.5       22.8
    1999-2008                                                                6.60%(a)          474.5       24.5
  Commercial paper, supported by revolver maturing November 30, 2002         5.85%(a)          200.0      200.0
  Discount, net of premium, being amortized over term of bonds                                  (5.0)      (5.5)
- -----------------------------------------------------------------------------------------------------------------
                                                                                             1,746.9    1,317.7
Progress Capital Holdings:
  Notes maturing:
    1997-1998                                                                9.90%              10.0       20.0
    1999-2008                                                                6.90%(a)          329.0      294.0
  Commercial paper, supported by revolver maturing November 30, 2002         5.92%(a)          300.0      169.4
  Other debt, maturing through 2006                                          6.78%(a)            7.1       10.7
- -----------------------------------------------------------------------------------------------------------------
                                                                                             2,393.0    1,811.8
Less: Current portion of long-term debt                                                         15.2       34.9
- -----------------------------------------------------------------------------------------------------------------
                                                                                            $2,377.8   $1,776.9
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

Shown below are the components of the net pension expense calculations for those years:

(In millions)                            1997         1996        1995
- ------------------------------------------------------------------------------
Service cost                           $  15.3       $ 16.2      $ 13.4
Interest cost                             33.4         31.3        30.1
Actual earnings on plan assets          (131.6)       (88.0)     (124.4)
Net amortization and deferral             64.0         29.5        77.7
- ------------------------------------------------------------------------------
Net pension benefit recognized         $ (18.9)      $(11.0)    $  (3.2)
==============================================================================

Florida Power's share of the plan's pension benefits for 1997, 1996 and 1995 was $(18.4) million, $(10.3) million and $(3.0) million, respectively.

The following weighted average actuarial assumptions at January 1 were used in the calculation of pension expense:

                                         1997        1996        1995
- ------------------------------------------------------------------------------
Discount rate                            7.50%       7.25%       8.25%
Expected long-term rate of return        9.00%       9.00%       9.00%
Rate of compensation increase            4.50%       4.50%       5.00%
==============================================================================









                   {THIS SPACE INTENTIONALLY LEFT BLANK}

The following summarizes the funded status of the pension plan at December 31, 1997 and 1996:

(In millions)                                   1997         1996
- ---------------------------------------------------------------------
Accumulated benefit obligation:
  Vested                                       $359.3       $326.1
  Nonvested                                      40.8         31.5
- ---------------------------------------------------------------------
                                                400.1        357.6
Effect of projected compensation increases      100.1         94.4
- ---------------------------------------------------------------------
Projected benefit obligation                    500.2        452.0
Plan assets at market value, primarily listed
  stocks and bonds                              769.0        655.0
- ---------------------------------------------------------------------
Plan assets in excess of projected
  benefit obligation                           $268.8       $203.0
=====================================================================
Consisting of the following components:
  Unrecognized transition asset               $  25.5      $  30.4
  Unrecognized prior service cost               (14.7)        (6.3)
  Unrecognized net actuarial gains              236.7        176.4
  Prepaid pension costs                          21.3          2.5
- ----------------------------------------------------------------------
                                               $268.8       $203.0
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

The net post-retirement benefit costs for 1997, 1996 and 1995 are detailed below:

(In millions)                                  1997      1996      1995
- ---------------------------------------------------------------------------
Service cost                                  $  3.2    $  5.3    $  5.1
Interest cost                                   10.4      12.4      13.5
Amortization of unrecognized
  transition obligation                          3.4       6.1       6.1
Actual earnings on plan assets                   (.4)      (.3)      (.3)
- ---------------------------------------------------------------------------
                                               $16.6     $23.5     $24.4
===========================================================================

The following summarizes the plan's status, reconciled with amounts recognized in Florida Progress' balance sheet at December 31, 1997 and 1996:

(In millions)                                            1997       1996
- ----------------------------------------------------------------------------
Accumulated post-retirement benefit obligation:
  Retirees                                              $ 92.7      $100.4
  Fully eligible active plan participants                  1.2         3.1
  Other active plan participants                          59.3        81.2
  Plan assets at fair value,
    primarily municipal securities                        (6.4)       (4.7)
- ----------------------------------------------------------------------------
                                                         146.8       180.0
Unrecognized transition obligation                       (55.0)      (97.2)
Unrecognized net gains                                    15.6        17.2
- ----------------------------------------------------------------------------
Accrued post-retirement benefit cost                    $107.4      $100.0
============================================================================

Florida Power's share of the plan's net post-retirement benefit cost for 1997, 1996 and 1995 was $16.2 million, $22.7 million and $23.5 million, respectively.

The  following   weighted  average  actuarial   assumptions  were  used  in  the
calculation of the year-end status of other post-retirement benefits:

                                            1997         1996
- ------------------------------------------------------------------

Discount rate                               7.25%        7.50%
Rate of compensation increase               4.50%        4.50%
Health care cost trend rates:
  Pre-Medicare                        9.00%-5.00%  9.50%-5.25%
  Post-Medicare                       7.25%-4.75%  7.50%-5.00%
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

(In millions)                                      1997      1996       1995

Revenues:
  Utility                                       $2,448.4   $2,393.6   $2,271.7
  Diversified:
    Electric Fuels, combined:
      Coal sales to electric utility               285.1      272.1      236.8
      Sales to external customers                  751.4      609.0      607.0
    Other                                          115.8      155.3      129.1
- --------------------------------------------------------------------------------
                                                 3,600.7    3,430.0    3,244.6
  Eliminations                                    (285.1)    (272.1)    (236.8)
- --------------------------------------------------------------------------------
Revenues from external customers                $3,315.6   $3,157.9   $3,007.8
================================================================================

Income from operations:
  Utility                                      $   317.6   $  468.5  $   456.3
  Diversified:
    Electric Fuels recurring, combined              71.5       61.4       52.1
    Electric Fuels loss provision                     -       (40.9)        -
    Loss related to life insurance subsidiary      (97.6)        -          -
    Other diversified                              (18.9)      (6.6)        .5
- --------------------------------------------------------------------------------
                                                   272.6      482.4      508.9
Interest and other expense                         151.9       85.8      131.9
- --------------------------------------------------------------------------------
Income from continuing operations
  before income taxes                          $   120.7   $  396.6  $   377.0
================================================================================
Identifiable assets:
  Utility                                      $ 4,887.0   $4,263.7  $ 4,284.7
  Diversified:
    Electric Fuels, combined                       799.1      619.8      573.6
    Other diversified                               73.9      464.9      692.1
- --------------------------------------------------------------------------------
                                               $ 5,760.0   $5,348.4  $ 5,550.4
================================================================================
Depreciation and amortization:
  Utility                                      $   333.8   $  341.1  $   329.7
  Diversified:
    Electric Fuels, combined                        27.4       23.5       21.2
    Other diversified                                3.0        2.1        1.8
- --------------------------------------------------------------------------------
                                               $   364.2   $  366.7  $   352.7
================================================================================
Capital additions:
  Utility                                      $   395.0   $  222.9  $   289.2
  Diversified:
    Electric Fuels, combined                       117.5       40.6       40.5
    Other diversified                                1.1         .5        1.7
- --------------------------------------------------------------------------------
                                               $   513.6   $  264.0  $   331.4
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

A summary of net assets distributed is as follows:

(In millions)
- ------------------------------------------------------------------
Cash and equivalents                               $  53.8
Assets held for sale                                  26.8
Leases and loans receivable, net                     272.0
Property and equipment, net                          126.0
Other assets                                          39.9
- ------------------------------------------------------------------
Total assets                                         518.5
Total liabilities                                   (324.0)
- ------------------------------------------------------------------
Net assets distributed                             $ 194.5
==================================================================

Summarized income statement information relating to Echelon's results of operations (as reported in discontinued operations) is as follows:

                                                    Year ended December 31,
(In millions)                                         1996          1995
- ------------------------------------------------------------------------------
Sales and revenues                                   $63.2          $50.0
- ------------------------------------------------------------------------------
Loss from operations (net of income tax)                -              -
Provision for loss on disposition of assets
  (net of income tax benefits of $11.3)              (18.0)            -
Spin-off transaction costs (net
  of income tax benefits of $1.8)                     (8.3)            -
- ------------------------------------------------------------------------------
Total discontinued operations                       $(26.3)         $  -
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

                                        Purchased Power Capacity Payments
(In millions)                          Utilities   Cogenerators      Total
- ----------------------------------------------------------------------------
1998                                     $ 59        $   206      $    265
1999                                       60            215           275
2000                                       60            223           283
2001                                       33            230           263
2002                                       32            236           268
2003-2025                                 248          5,802         6,050
- ----------------------------------------------------------------------------
  Total                                  $492         $6,912       $ 7,404
============================================================================
  Total net present value                                          $ 2,573
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

                                QUARTERLY FINANCIAL DATA

                                               FLORIDA PROGRESS CORPORATION
                                                      (Unaudited)

                                                               Three Months Ended
(In millions, except per share amounts)       March 31        June 30     September 30    December 31
- ------------------------------------------------------------------------------------------------------------------
  1997
  OPERATING RESULTS
    Revenues                                   $747.5         $797.3         $922.5         $848.3
    Income (loss) from operations                95.0           37.8          165.9          (26.1)
    Net income (loss)                            42.0            6.3           81.6          (75.6)
  DATA PER SHARE
    Earnings (loss) per common share              0.43           0.07            .84          (0.78)
    Dividends per common share                     .525           .525           .525           .525
    Common stock price per share:
      High                                       32 7/8         31 5/8         33 5/16        39 1/4
      Low                                        29 3/4         27 3/4         31 1/4         31 5/8
- ------------------------------------------------------------------------------------------------------------------
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
    Common stock price per share:
      High                                       36 3/8         34 3/4         35 1/8         34 1/2
      Low                                        33             32 1/2         33 1/2         31 5/8
- ------------------------------------------------------------------------------------------------------------------

                                               FLORIDA POWER CORPORATION
                                                      (Unaudited)
- -------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended
(In millions)                            March 31        June 30     September 30    December 31
- -------------------------------------------------------------------------------------------------------------
1997
Operating revenues                        $553.8         $597.2         $706.9          $590.5
Net income                                 $41.6         $  1.3          $76.3           $16.7
Earnings on common stock                   $41.2         $   .9          $76.0           $16.3

1996

Operating revenues                        $547.3         $588.7         $694.7         $562.9
Net income                                 $45.2          $56.0          $93.9          $43.3
Earnings on common stock                   $42.9          $53.9          $93.1          $42.7

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

                                   FLORIDA PROGRESS CORPORATION

June 2, 1998                    By: /s/ Jeffrey R. Heinicka
                                   ---------------------------
                                   Jeffrey R. Heinicka
                                   Senior Vice President and
                                   Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                        Title
     -----------                      ------
 Richard Korpan                     President, Chief           }By: /s/ Pamela A. Saari
 Principal Executive Officer        Executive Officer              --------------------
                                      and Director              Title:  Assistant Treasurer
                                                                Attorney-in-Fact
                                                                Date:  June 2, 1998

Jeffrey R. Heinicka              Senior Vice President and      /s/ Jeffrey R. Heinicka
Principal Financial Officer       Chief Financial Officer       -----------------------

John Scardino, Jr.                 Vice President and           /s/ John Scardino, Jr.
Principal Accounting Officer           Controller               -----------------------

Jack B. Critchfield               Chairman of the Board        }
                                       and Director

W. D. Frederick, Jr.                    Director               }

Michael P. Graney                       Director               }

Frank C. Logan                           Director              }

Clarence V. McKee                        Director              }

Vincent J. Naimoli                       Director              }By:/s/Pamela A. Saari
                                                                  ------------------
                                                                 Title:  Assistant Treasurer
                                                                 Attorney-in-Fact
                                                                 Date: June 2, 1998
Richard A. Nunis                         Director              }

Charles B. Reed                          Director              }

Joan D. Ruffier                          Director              }

Robert T. Stuart, Jr.                    Director              }

Jean Giles Wittner                       Director              }


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FLORIDA POWER CORPORATION

June 2, 1998                     By: /s/ Jeffrey R. Heinicka
                                   --------------------------------
                                   Jeffrey R. Heinicka
                                   Senior Vice President and
                                   Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature                     Title
          ---------                     -----
Joseph H. Richardson                President, Chief           }By: /s/ Pamela A. Saari
Principal Executive Officer         Executive Officer               ---------------------
                                      and Director              Title:  Assistant Treasurer
                                                                Attorney-in-Fact
                                                                Date:  June 2, 1998

Jeffrey R. Heinicka              Senior Vice President and       /s/ Jeffrey R. Heinicka
Principal Financial Officer       Chief Financial Officer       -------------------------

John Scardino, Jr.                 Vice President and            /s/ John Scardino, Jr.
Principal Accounting Officer           Controller               -------------------------

Richard Korpan                    Chairman of the Board,       }
                                        and Director

Jack B. Critchfield                      Director              }

W. D. Frederick, Jr.                     Director              }

Michael P. Graney                        Director              }

Frank C. Logan                           Director              } By:/s/Pamela A. Saari
                                                                    ------------------
                                                                 Title: Assistant Treasurer
                                                                 Attorney-in-Fact
                                                                 Date: June 2, 1998
Clarence V. McKee                        Director              }

Vincent J. Naimoli                       Director              }

Richard A. Nunis                         Director              }

Charles B. Reed                          Director              }

Joan D. Ruffier                          Director              }

Robert T. Stuart, Jr.                    Director              }

Jean Giles Wittner                       Director              }