Form 10-Q
period 1998-06-30
FLORIDA PROGRESS CORP; FLORIDA POWER CORP /
filed 1998-08-13
CIK 357261, 37637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Description of        Shares Outstanding
         Registrant                    Class              at June 30, 1998
         ----------                --------------        ------------------

Florida Progress Corporation      Common Stock,
                                  without par value          97,046,179

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

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                          FLORIDA PROGRESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Income
(In millions, except per share amounts)
                                                   Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                    1998          1997           1998        1997
                                                   -------       -------        -------    -------
                                                      (Unaudited)                    (Unaudited)
REVENUES:
  Electric utility                                 $663.8        $597.2         $1,229.0  $1,151.0
  Diversified                                       239.3         200.1            461.6     393.8
                                                   -------       -------         -------   -------
                                                    903.1         797.3          1,690.6   1,544.8
EXPENSES:                                          -------       -------         -------   -------
  Electric utility:
    Fuel                                            135.9         118.8            245.1     213.7
    Purchased power                                 110.8         116.8            209.8     244.0
    Energy conservation cost                         19.0          16.6             35.6      27.6
    Operations and maintenance                      116.2         110.7            218.6     213.1
    Extended nuclear outage - O&M
      and replacement power costs                     -            89.9              5.1      97.8
    Depreciation and amortization                    90.4          74.2            171.4     148.5
    Taxes other than income taxes                    51.4          48.6            100.9      96.7
                                                   -------       -------         -------   -------
                                                    523.7         575.6            986.5   1,041.4
                                                   -------       -------         -------   -------
  Diversified:
    Cost of sales                                   192.8         169.1            386.6     340.9
    Other                                            19.0          14.8             31.8      29.7
                                                   -------       -------         -------   -------
                                                    211.8         183.9            418.4     370.6
                                                   -------       -------         -------   -------
INCOME FROM OPERATIONS                              167.6          37.8            285.7     132.8
                                                   -------       -------         -------   -------
INTEREST EXPENSE AND OTHER:
  Interest expense                                   47.7          35.8             95.0      70.1
  Allowance for funds used during
    construction                                     (4.1)         (2.3)            (8.0)     (4.4)
  Preferred dividend requirements of
    Florida Power                                      .4            .4               .8        .8
  Other expense (income), net                          .6           (.7)              .1       (.3)
                                                   -------       -------         --------  -------
                                                     44.6          33.2             87.9      66.2
                                                   -------       -------         --------  -------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                               123.0           4.6            197.8      66.6
  Income Taxes                                       45.2          (1.7)            69.5      18.3
                                                   -------       --------        --------  -------
NET INCOME                                          $77.8          $6.3           $128.3     $48.3
                                                   =======       ========        ========  =======

AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING                                        97.0          97.1             97.1      97.0
                                                   =======       ========        ========  =======

EARNINGS PER AVERAGE COMMON SHARE                   $  .80         $ .07           $ 1.32    $  .50
                                                   =======       =========       ========  ========

DIVIDENDS PER COMMON SHARE                          $  .535        $ .525          $ 1.07    $ 1.05
                                                   ========      =========       ========  ========


The accompanying notes are an integral part of these financial statements.

                                       2


FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)


                                                            June 30,       December 31,
                                                              1998            1997
                                                           ----------      -----------
ASSETS                                                     (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held             $  6,210.6        $  6,166.8
    for future use
  Less - Accumulated depreciation                           2,621.2           2,511.0
         Accumulated decommissioning for nuclear plant        238.4             223.7
         Accumulated dismantlement for fossil plants          129.5             128.5
                                                           --------          --------
                                                            3,221.5           3,303.6
  Construction work in progress                               345.8             279.4
  Nuclear fuel, net of amortization of $365.6
    in 1998 and $356.7 in 1997                                 57.5              66.5
                                                           --------          --------
        Net electric utility property                       3,624.8           3,649.5
  Other property, net of depreciation of $225.7
    in 1998 and $219.3 in 1997                                533.2             437.7
                                                           --------          --------
                                                            4,158.0           4,087.2
                                                           --------          --------
CURRENT ASSETS:
  Cash and equivalents                                          9.7               3.1
  Accounts receivable, net                                    425.5             373.7
  Inventories at average cost:
    Fuel                                                       78.9              77.6
    Materials and supplies                                     92.6              91.9
    Diversified materials                                     129.5             126.8
  Underrecovery of fuel cost                                   39.6              34.5
  Income taxes receivable                                       --               16.8
  Deferred income taxes                                        40.8               5.8
  Other                                                        47.9              45.1
                                                           --------          --------
                                                              864.5             775.3
                                                           --------          --------
OTHER ASSETS:
  Investments:
    Loans receivable, net                                      31.0              24.0
    Nuclear plant decommissioning fund                        295.9             266.7
    Joint ventures and partnerships                            56.2              54.6
  Deferred purchased power contract termination costs         336.7             348.2
  Other                                                       338.6             204.0
                                                           --------          --------
                                                            1,058.4             897.5
                                                           --------          --------
                                                         $  6,080.9        $  5,760.0
                                                           ========          ========

Note: The accompanying notes are an integral part of these financial statements.

                                       3

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)

                                                 June 30,        December 31,
                                                   1998              1997
                                               -----------       -----------
CAPITAL AND LIABILITIES                        (Unaudited)

COMMON STOCK EQUITY:
  Common stock                                 $  1,208.4        $  1,209.0
  Retained earnings                                 591.4             567.0
                                                 --------          --------
                                                  1,799.8           1,776.0
CUMULATIVE PREFERRED STOCK OF FLORIDA POWER:
    Without sinking funds                            33.5              33.5

LONG-TERM DEBT                                    2,372.1           2,377.8
                                                 --------          --------
TOTAL CAPITAL                                     4,205.4           4,187.3
                                                 --------          --------
CURRENT LIABILITIES:
  Accounts payable                                  254.6             253.2
  Customers' deposits                               100.4              97.1
  Income taxes payable                               63.4               --
  Accrued other taxes                                55.3              12.0
  Accrued interest                                   60.4              56.8
  Other                                              59.2              74.8
                                                 --------          --------
                                                    593.3             493.9
  Notes payable                                     330.4             214.8
  Current portion of long-term debt                  56.3              15.2
                                                 --------          --------
                                                    980.0             723.9
                                                 --------          --------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                             489.4             471.2
  Unamortized investment tax credits                 81.7              85.7
  Other postretirement benefit costs                111.7             107.4
  Other                                             212.7             184.5
                                                 --------          --------
                                                    895.5             848.8
                                                 --------          --------
                                               $  6,080.9        $  5,760.0
                                                 ========          ========



Note: The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Cash Flows
(In millions)

                                                         Six Months Ended
                                                             June 30,
                                                          1998       1997
                                                        -------    -------
                                                           (Unaudited)
OPERATING ACTIVITIES:
   Income from continuing operations                    $128.3     $48.3
   Adjustments for noncash items:
     Depreciation and amortization                       208.9     166.3
     Extended nuclear outage - replacement power cost      -        70.2
     Deferred income taxes and
       investment tax credits, net                       (27.1)    (20.9)
     Increase in accrued other postretirement
       benefit costs                                       4.3       3.9
     Net change in deferred insurance policy
       acquisition costs                                    -       (3.0)
     Net change in insurance policy benefit reserves        -       30.8
   Changes in working capital, net of effects from acquisition or sale of businesses:
        Accounts receivable                              (27.9)    (59.4)
        Inventories                                       18.0     (30.0)
        Underrecovery of fuel cost                       (10.1)    (46.6)
        Accounts payable                                 (15.2)     21.8
        Income taxes payable                              80.6     (16.9)
        Accrued other taxes                               43.0      38.2
        Other                                            (14.4)    (13.1)
    Other operating activities                            (4.3)      5.8
                                                       --------  -------
                                                         384.1     195.4
                                                       --------  -------
INVESTING ACTIVITIES:
  Property additions (including allowance for
    borrowed funds used during construction)            (217.1)   (188.5)
  Sales (Purchases) of loans and securities, net          (7.1)     11.8
  Proceeds from sale of properties                         6.7       4.2
  Acquisition of businesses                             (104.3)    (14.3)
  Investments in joint ventures and partnerships, net     (2.0)    (12.6)
  Other investing activities                             (82.5)     (9.7)
                                                       --------  --------
                                                        (406.3)   (209.1)
                                                       --------  --------

FINANCING ACTIVITIES:
  Issuance of long-term debt                             189.1        -
  Repayment of long-term debt                           (170.1)    (22.2)
  Increase in commercial paper with
    long-term support                                      -        61.7
  Dividends paid on common stock                        (103.9)   (101.9)
  Increase in short-term debt                            115.6      90.1
  Other financing activities                              (1.9)      (.1)
                                                        --------  --------
                                                          28.8      27.6
                                                        --------  --------

NET INCREASE IN CASH AND EQUIVALENTS                       6.6      13.9
   Beginning cash and equivalents                          3.1       5.2
                                                        --------  --------
ENDING CASH AND EQUIVALENTS                               $9.7     $19.1
                                                        ========  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                   $86.0     $78.0
  Income taxes (net of refunds)                          $16.4     $56.5


The accompanying notes are an integral part of these financial statements.


Statements of Changes in Equity For the periods ended June 30, 1998 and 1997
(Dollars in millions)
                                                                                           Cumulative
                                                                                        Preferred Stock
                                                                         Accumulated    --------------
                                                                           Other        Without    With
                                                      Common   Retained  Comprehensive  Sinking   Sinking
                                            Total     Stock    Earnings    Income        Funds     Funds
                                            ------   -------  --------  ------------    -------   -------

Balance, December 31, 1996                 $1,957.7   $1,208.3  $716.5      $(0.6)      $  33.5   $  -

Comprehensive income
  Net income                                   48.3               48.3
  Unrealized loss on securities
    net of $0.4 income tax expense             (0.6)                         (0.6)
                                            --------   --------  -------   -------      -------  -------
                                               47.7        -       48.3      (0.6)          -        -

Common stock issued                             0.7        0.7
Cash dividends on common stock               (101.9)             (101.9)
                                            --------   --------  -------   -------      -------  -------
Balance, June 30, 1997                     $1,904.2   $1,209.0   $662.9    $ (1.2)      $ 33.5    $  -
                                            ========   ========  =======   ========     =======  =======

Balance, December 31, 1997                  1,809.5   $1,209.0   $567.0    $  -         $ 33.5    $  -

Comprehensive income
  Net income                                  128.3               128.3
  Other comprehensive income                    -                   -
                                            -------    --------  -------   --------     ------- -------
                                              128.3        -      128.3       -             -       -

Common stock (redeemed)                        (0.6)      (0.6)
Cash dividends on common stock               (103.9)             (103.9)
                                            -------    --------  -------   --------     ------- -------
Balance, June 30, 1998                     $1,833.3   $1,208.4  $ 591.4    $  -         $33.5     $ -
                                            =======    ========  =======   =======      ======= =======

The accompanying notes are an integral part of these financial statements.

                            FLORIDA POWER CORPORATION
                              FINANCIAL STATEMENTS

FLORIDA POWER CORPORATION
Statements of Income
(In millions)                         Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                       1998      1997         1998       1997
                                      --------  --------    --------   --------
                                         (Unaudited)            (Unaudited)
OPERATING REVENUES:
    Residential                       $335.5    $306.3       $644.2      $597.0
    Commercial                         153.7     145.4        277.4       269.6
    Industrial                          55.2      55.1        103.0       107.0
    Sales for resale                    43.8      20.3         80.7        57.4
    Other                               75.6      70.1        123.7       120.0
                                      --------  --------    ---------  --------
                                       663.8     597.2      1,229.0     1,151.0
                                      --------  --------    ---------  --------
OPERATING EXPENSES:
 Operation:
    Fuel                               135.9     118.8        245.1       213.7
    Purchased power                    110.8     116.8        209.8       244.0
    Energy conservation cost            19.0      16.6         35.6        27.6
    Operations and maintenance         116.2     110.7        218.6       213.1
    Extended nuclear outage - O&M
      and replacement power costs         -       89.9          5.1        97.8
    Depreciation and amortization       90.4      74.2        171.4       148.5
    Taxes other than income taxes       51.4      48.6        100.9        96.7
                                      --------  --------    --------   --------
                                       523.7     575.6        986.5     1,041.4
                                      --------  --------    --------   --------
Income taxes:
    Currently payable                   61.4       3.8         93.9        36.0
    Deferred, net                      (19.2)     (5.3)       (25.5)      (13.3)
    Investment tax credits, net         (1.9)     (1.9)        (3.9)       (3.9)

                                      --------  --------    --------   --------
                                        40.3      (3.4)        64.5        18.8
                                      --------  --------    --------   --------
                                       564.0     572.2      1,051.0     1,060.2
                                      --------  --------    --------   --------
OPERATING INCOME                        99.8      25.0        178.0        90.8
                                      --------  --------    --------   --------
OTHER INCOME AND DEDUCTIONS:
 Allowance for equity funds used
    during construction                  2.2       1.4          4.4         2.7
 Miscellaneous other expense, net        (.6)       .1          (.6)        (.9)
                                      --------  --------    --------   --------
                                         1.6       1.5          3.8         1.8
                                      --------  --------    --------   --------
INTEREST CHARGES
 Interest on long-term debt             29.0      22.4         59.6        44.7
 Other interest expense                  6.2       3.7         11.5         6.7
                                      --------  --------    --------   --------
                                        35.2      26.1         71.1        51.4
 Allowance for borrowed funds used
    during construction                 (1.9)      (.9)        (3.6)       (1.7)
                                      --------  --------    --------   --------
                                        33.3      25.2         67.5        49.7
                                      --------  --------    --------   --------
NET INCOME                              68.1       1.3        114.3        42.9
DIVIDENDS ON PREFERRED STOCK              .4        .4           .8          .8
                                      --------  --------    --------   --------
NET INCOME AFTER DIVIDENDS
  ON PREFERRED STOCK                   $67.7      $0.9       $113.5       $42.1
                                      ========  ========   =========   ========

The accompanying notes are an integral part of these financial statements.


FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                             June 30,     December 31,
                                                               1998           1997
                                                            -----------   -----------
ASSETS                                                      (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held                  $6,210.6       $6,166.8
    for future use
  Less - Accumulated depreciation                              2,621.2        2,511.0
         Accumulated decommissioning for nuclear plant           238.4          223.7
         Accumulated dismantlement for fossil plants             129.5          128.5
                                                            -----------    -----------
                                                               3,221.5        3,303.6
  Construction work in progress                                  345.8          279.4
  Nuclear fuel, net of amortization of $365.6
    in 1998 and $356.7 in 1997                                    57.5           66.5
                                                            -----------    -----------
                                                               3,624.8        3,649.5

  Other property, net                                             34.7           33.2
                                                            -----------    -----------
                                                               3,659.5        3,682.7
                                                            -----------    -----------
CURRENT ASSETS:
  Cash and equivalents                                             9.4           -
  Accounts receivable, less reserve of $3.5
    in 1998 and $3.2 in 1997                                     272.9          243.9
  Inventories at average cost:
    Fuel                                                          51.0           44.0
    Materials and supplies                                        92.6           91.9
  Underrecovery of fuel cost                                      39.6           34.5
  Income tax receivable                                             -            13.5
  Deferred income taxes                                           40.8            5.8
  Other                                                           32.6           32.2
                                                            -----------     ----------
                                                                 538.9          465.8
                                                            ----------      ----------
OTHER ASSETS:
  Nuclear plant decommissioning fund                            295.9           266.7
  Unamortized debt expense, being amortized
    over term of debt                                            38.6            25.0
  Deferred purchased power contract termination costs           336.7           348.2
  Other                                                         143.5           112.4
                                                            ----------      ----------
                                                                814.7           752.3
                                                            ----------      ----------
                                                             $5,013.1        $4,900.8
                                                            ==========     ===========


The accompanying notes are an integral part of these financial statements.

                                       8

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)
                                                  June 30,       December 31,
                                                    1998             1997
                                                 ----------       ----------
CAPITALIZATION AND LIABILITIES                   (Unaudited)

CAPITALIZATION:
  Common stock                                     $1,004.4        $1,004.4
  Retained earnings                                   778.6           763.1
                                                 ----------       ----------
                                                    1,783.0         1,767.5
CUMULATIVE PREFERRED STOCK:
    Without sinking funds                              33.5            33.5

LONG-TERM DEBT                                      1,746.3         1,745.4
                                                 ----------      ----------
TOTAL CAPITAL                                       3,562.8         3,546.4
                                                 ----------      ----------
CURRENT LIABILITIES:
  Accounts payable                                    153.9           161.9
  Accounts payable to associated companies             21.8            26.5
  Customers' deposits                                 100.4            97.1
  Income taxes payable                                 65.7             -
  Accrued other taxes                                  51.2             7.9
  Accrued interest                                     48.2            45.7
  Other                                                32.1            59.2
                                                 ----------      ----------
                                                      473.3           398.3
  Notes payable                                       159.4           179.8
  Current portion of long-term debt                     1.6             1.5
                                                 ----------      ----------
                                                      634.3           579.6
                                                 ----------      ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                               466.8           451.3
  Unamortized investment tax credits                   81.2            85.1
  Other postretirement benefit costs                  108.6           104.7
  Other                                               159.4           133.7
                                                 ----------      ----------
                                                      816.0           774.8
                                                 ----------      ----------
                                                   $5,013.1        $4,900.8
                                                 ==========      ==========

The accompanying notes are an integral part of these financial statements.


FLORIDA POWER CORPORATION
Statements of Cash Flows (In millions)

                                                                             Six Months Ended
                                                                                  June 30,
                                                                             1998        1997
                                                                           --------    --------
                                                                                 (Unaudited)
OPERATING ACTIVITIES:
 Net income after dividends on preferred stock                             $113.5       $42.1
 Adjustments for noncash items:
   Depreciation and amortization                                            189.9       152.3
   Extended nuclear outage - replacement power cost                            -         70.2
   Deferred income taxes and investment
    tax credits, net                                                        (29.8)     (17.2)
   Increase in accrued other postretirement
    benefit costs                                                             3.9        3.7
   Allowance for equity funds used during construction                       (4.4)      (2.7)
 Changes in working capital:
        Accounts receivable                                                 (29.1)     (43.9)
        Inventories                                                          (7.7)      (5.8)
        Underrecovery of fuel cost                                          (10.1)     (46.6)
        Accounts payable                                                     (8.0)       5.6
        Accounts payable to associated companies                             (4.7)       2.2
        Income taxes payable                                                 79.2        2.8
        Accrued other taxes                                                  43.3       38.1
        Other                                                               (21.6)      (4.0)
 Other operating activities                                                   9.4        5.8
                                                                         ---------   ---------
                                                                            323.8      202.6
                                                                         ---------   ---------
INVESTING ACTIVITIES:
  Construction expenditures                                                (125.1)    (151.8)
  Allowance for borrowed funds used during construction                      (3.6)      (1.7)
  Additions to nonutility property                                            (4.8)      (1.7)
  Proceeds from sale of properties                                             3.1        3.2
  Other investing activities                                                 (51.2)      (9.7)
                                                                          ---------   ---------
                                                                            (181.6)    (161.7)
                                                                          ---------   ---------
FINANCING ACTIVITIES:
  Issuance of long-term debt                                                 144.1        -
  Repayment of long-term debt                                               (158.6)     (20.6)
  Dividends paid on common stock                                             (98.0)     (96.3)
  Increase (decrease) in short-term debt                                     (20.3)      90.1
                                                                          ---------   ---------
                                                                            (132.8)     (26.8)
                                                                          ---------   ---------
NET INCREASE IN CASH AND EQUIVALENTS                                           9.4       14.1
   Beginning cash and equivalents                                               -         -
                                                                          ---------   ---------
ENDING CASH AND EQUIVALENTS                                                   $9.4      $14.1
                                                                          =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                                       $63.2      $55.8
  Income taxes (net of refunds)                                              $15.2      $32.4


The accompanying notes are an integral part of these financial statements.

                                       10

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
NOTES TO FINANCIAL STATEMENTS

1) As previously reported in their combined Form 8-K dated June 2, 1998, Florida Progress Corporation ("Florida Progress") and Florida Power Corporation ("Florida Power") amended the combined Form 10-Q of Florida Progress and Florida Power for the quarters ended June 30, 1997 and September 30, 1997 (the "second quarter 1997 Form 10-Q" and "third quarter 1997 Form 10-Q" respectively) and the combined Form 10-K of Florida Progress and Florida Power for the year ended December 31, 1997 (the "1997 Form 10-K") in response to comments received from the Securities and Exchange Commission ("SEC"). The SEC comments contended that Florida Power should have recognized the operations and maintenance ("O&M") costs associated with the extended outage of the Crystal River Nuclear Plant ("CR3") as those costs were incurred during 1997. In June 1997, Florida Power recorded a $72.4 million accrual for O&M costs that it expected to incur for the remaining six months of 1997. The accrual was based on commitments and obligations associated with outage-related work planned for the remainder of the year.

     The financial results for the second, third and fourth quarters of 1997 have been restated to reflect the recognition of nuclear outage O&M costs as incurred. The change affected the financial results for the interim reporting periods but did not have any impact on the results of the fiscal year ended 1997. The following table details the restated and originally reported financial results for Florida Progress and Florida Power for the three and six months ended June 30, 1997:

     (In millions, except per share amounts)        Three Months    Six Months
                                                       Ended            Ended
                                                    June 30, 1997  June 30, 1997
     1997 as amended:
     Florida Progress
       Net income                                          $6.3         $48.3
       Earnings per share-basic & fully diluted              .07           .50
     Florida Power
       Net income                                            .9          42.1

     1997 as originally reported:
     Florida Progress
       Net income (loss)                                 $(38.2)         $3.8
       Earnings (loss) per share-basic & fully diluted      (.39)          .04
     Florida Power
       Net income (loss)                                  (43.6)         (2.4)

2) In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the Balance Sheet and measure those instruments at fair values. Florida Progress will be required to adopt this standard for financial statements issued beginning the first quarter of the year 2000. Florida Progress is currently evaluating the effect the standard would have on its financial statements.

3) In December 1997, Florida Power ended the three-year test period for residential revenue decoupling which was ordered by the Florida Public Service Commission ("FPSC") and began in January 1995. The difference between target revenues and actual revenues is included as a current asset on the balance sheet for the period ended December 31, 1997. The regulatory asset of $21.8 million, at December 31, 1997, will be recovered from customers over a two year period, ending April 2000, through the energy conservation cost recovery clause as directed by the FPSC decoupling order. Revenue decoupling increased residential revenues by $4.7 million and $12.2 million for the three and six month periods ended June 30, 1997.

4)   CONTINGENCIES

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

     Four cogenerators filed individual suits in state court against Florida Power over contract payment terms, one of which also filed suit in Federal Court. Two of the suits have been settled, and the Federal case was dismissed, although the plaintiff has filed a motion for reconsideration. Currently trial dates are set for late 1998 and mid 1999 for the two remaining suits. Management does not expect the results of these legal actions will have a material impact on Florida Power's financial position, operations or liquidity.

     OFF-BALANCE SHEET RISK - Several of Florida Progress' subsidiaries are general partners in unconsolidated partnerships and joint ventures. Florida Progress or its subsidiaries have agreed to support certain loan agreements of the partnerships and joint ventures. Those credit risks are not material to the financial statements of Florida Progress and are considered minimal, based upon the asset values supporting the liabilities of these entities.

     MID-CONTINENT LIFE INSURANCE COMPANY -- A series of events in 1997 significantly jeopardized the ability of Mid-Continent Life Insurance Company ("Mid-Continent"), Florida Progress' wholly owned subsidiary, to implement a plan to eliminate a projected reserve deficiency, resulting in the impairment of Florida Progress' investment in Mid-Continent.

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

     Even though the appeal is still pending, the Oklahoma District Court continues to hear motions and conduct other proceedings relating to the receivership. At a hearing on June 17, 1998, the judge rejected both the Commissioner's and Mid-Continent's rehabilitation plans. The judge invited both parties to submit simplified plans that include premium increases. In the annual statement filed by the Commissioner on behalf of Mid-Continent, the estimated reserve deficiency was revised upward to $348 million. Florida Progress believes that this new figure is untenable and not based on sound actuarial principles.

     In a ruling on July 17, 1998, the Court ordered the Commissioner to provide actuarial data to Mid-Continent. This information, which was previously withheld, will enable Mid-Continent to further develop rehabilitation plans. At the same time, the Judge denied a Florida Progress motion to disqualify Commissioner Crawford as a receiver due to conflict of interest.

     In December 1997, the Commissioner filed a lawsuit against Florida Progress, certain of its directors and officers and certain former Mid-

     Continent officers, making a number of allegations (as detailed in paragraph 10 under Item 3 "Legal Proceedings" in the 1997 Form 10-K), and seeking access to Florida Progress' assets to satisfy policyholder and creditor claims. On April 17, 1998, the court granted motions to dismiss the individual defendants, leaving Florida Progress as the sole remaining defendant in the lawsuit. Florida Progress believes the Commissioner's lawsuit is without merit, and intends to vigorously defend itself against these charges. The ultimate outcome of the matter cannot presently be determined. Accordingly, Florida Progress has made no provision for any loss for this matter.

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

     Under the Price Anderson Act, which limits liability for accidents at nuclear power plants, Florida Power, as an owner of a nuclear plant, can be assessed for a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. If total third-party claims relating to a single nuclear incident exceed $200 million (the amount of currently available commercial liability insurance), Florida Power could be assessed up to $83.9 million per incident, with a maximum assessment of $10 million per year.

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

     Negotiations are ongoing with the EPA to define the scope of the Risk Investigation and Feasibility Study ("RI/FS") as outlined in the Administrative Order on Consent. The PRP's, at the Sanford site, have agreed to spend up to $1.5 million to perform the RI/FS, and Florida Power is liable for 39.7% of those costs. Upon completion of the RI/FS, the EPA will advise the PRP's and Florida Power to what extent the contamination may be attributable to previous operations at the site. The RI/FS field work will be completed by the end of 1998 with a final Treatability Study report expected to be finalized by August 1999.

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

     Florida Progress believes that its subsidiaries will not be required to pay a disproportionate share of the costs for cleanup of these sites. Florida Progress' current estimates indicate that its proportionate share of liability for cleaning up all sites ranges from $2.5 million to $7.5 million. It has reserved $4.7 million against these potential costs.

     ADVANCED SEPARATION TECHNOLOGIES ("AST")- In 1996, Florida Progress sold its 80% interest in AST to Calgon Carbon Corporation ("Calgon") for $56 million cash. Calgon filed a lawsuit in January 1998, and amended it in April 1998, alleging misstatement of AST's 1996 revenues, assets and liabilities, seeking damages and the right to rescind the sale. The lawsuit also accuses Florida Progress of failing to disclose flaws in AST's manufacturing process and a lack of quality control. Florida Progress intends to vigorously defend itself against this lawsuit. No projection of an outcome or estimate of a potential liability, if any, can be determined at this time.

     AGE DISCRIMINATION SUIT - Florida Power and Florida Progress have been named defendants in an age discrimination lawsuit involving 112 former Florida Power employees. While no dollar amount was requested, each plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys' fees. In October 1996, the court approved an agreement to provisionally certify this case as a class action suit under the Age Discrimination in Employment Act. Estimates of the potential liability associated with this lawsuit cannot be made until the final decision on whether to certify the case as a class action suit has been made. A decision is not expected until late 1998.

4) In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Florida Progress and Florida Power for the interim periods presented. Quarterly results are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the 1997 Form 10-K.

Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

OPERATING RESULTS

In June 1998, Florida Progress and Florida Power amended their combined second and third quarter 1997 Form 10-Qs and 1997 Form 10-K in response to comments received by the SEC. The SEC comments contended that Florida Power should have recognized the O&M costs associated with the extended nuclear outage as those costs were incurred during 1997. Financial results contained herein for 1997 have been restated to comply with those comments. (See Note 1 to the Financial Statements).

Florida Progress' earnings for the three month period ended June 30, 1998, were $.80 per share compared to earnings of $.07 cents per share for the same period in 1997. The increase resulted primarily from Florida Power, Florida Progress' largest operating unit, which reported earnings of $.70 per share compared to earnings of $.01 per share for the same period last year. Earnings per share for Florida Progress for the six month period were $1.32 compared to $.50 for the same period last year. The increase for both the three and six month periods is primarily due to hotter than normal weather experienced during the second quarter of 1998 as compared to the same period in the prior year. Also in 1997, Florida Power's earnings were adversely affected by the extended outage at CR3. (See Note 1 to the Financial Statements).

Diversified earnings per share were $.10 for the second quarter of 1998, $.04 higher than the same quarter last year, due primarily to improved earnings at Electric Fuels Corporation ("Electric Fuels"), Florida Progress' energy and transportation subsidiary, and to a one-time gain realized from the buy-out of a purchase power contract associated with a cogeneration facility in which a Florida Progress subsidiary is a minority partner. For the six months ended June 30, 1998, earnings per share from diversified operations of $.15 were $.09 higher than the same period in 1997 due to the gain on the purchased power contract and higher earnings at Electric Fuels. The improvement in earnings at Electric Fuels was due primarily to acquisitions in 1998 and 1997 and improved operations at its Inland Marine Transportation Group.

Florida Power - Operating Revenues

Florida Power's operating revenues were $66.6 million (11.2%) and $78.0 million (6.8%) higher for the three and six month periods ended June 30, 1998, compared to the same periods in 1997. Increased customer usage, primarily due to hotter than normal weather throughout the second quarter, was the main reason for the increase. Temperature records were set throughout Florida Power's service territory and the state, particularly during the month of June. In addition to higher customer usage, strong retail customer growth also contributed to the increase in retail sales.

Florida Power - Operating Expenses

Fuel and purchased power costs were $11.1 million (4.7%) higher for the three month period and $2.8 million (.01%) lower for the six month period ended June 30, 1998, compared to the same periods in 1997. The increase for the quarter was due primarily to the increase in system requirements due to the hot weather. The decrease for the six month period was due primarily to lower fuel costs resulting from CR3's return to service in mid-February 1998. In June 1997, in accordance with the terms of the stipulation and settlement agreement, Florida Power recorded $70.2 million in replacement power costs in connection with the extended outage at CR3. Except for the $70.2 million in replacement power costs resulting from the extended nuclear outage, Florida Power recovers substantially all of its fuel and purchased power costs through a FPSC ordered fuel adjustment clause, thereby eliminating any impact on net income. The disallowed replacement power costs of $70.2 million related to the extended nuclear outage were not recovered through the fuel adjustment clause, as a result of the 1997 settlement.

Other operation and maintenance expenses, excluding the impact of the extended outage, increased $5.5 million for both the three and six months ended June 30, 1998. The increase was due primarily to an unplanned 32-day outage of a coal-fired, base load plant, as well as to the additional operating costs associated with the Tiger Bay cogeneration facility that was purchased in July 1997.

Depreciation and amortization expense was $16.2 million and $22.9 higher for the three and six months ended June 30, 1998, compared to the same periods last year. Florida Power accelerated the amortization of regulatory assets in the amount of $14 million in the second quarter of 1998, in accordance with the terms of applicable regulatory orders. Approximately half of the amortization was attributable to termination costs associated with the Tiger Bay purchased power contracts. The remainder was attributable to deferred carrying charges on plant assets which had previously been placed in extended cold shutdown. Excluding the accelerated amortization of the regulatory assets, the increase in depreciation and amortization expense was due to a higher overall plant balance, primarily resulting from the addition of the Tiger Bay facility.

Interest expense increased $9.1 million and $19.7 million for the three and six month periods ended June 30, 1998 compared to the same periods in 1997. The increase for both periods was a result of higher debt balances during 1998 due primarily to the issuance of $450 million of medium-term notes in July 1997 to fund the Tiger Bay acquisition and increased costs associated with the nuclear outage.

Florida Progress Diversified Operations

Florida Progress' revenues from diversified operations were $39.2 million and $67.8 million higher for the three and six months ended June 30, 1998 compared to the same periods last year due primarily to increased revenues at Electric Fuels. In addition, diversified revenues for both the quarter and six months ended June 30, 1998 reflect the absence of revenues from Mid-Continent, which was placed into receivership in the second quarter of 1997. (See Note 4, "Contingencies - Mid-Continent Life Insurance Company" contained herein.)

Electric Fuels earned $10.6 million, or $.11 per share, during the second quarter, compared with $9.2 million or $.10 per share, in 1997. The increase in earnings came from improved results from its Rail Services and Energy and Related Services business units.

Improved second quarter results for the Rail Services group stemmed from continued strong sales of track works and railcar parts and services. Also contributing to the $1.1 million increase in earnings for the group were higher volumes and operating margins resulting from acquisitions completed in both 1997 and 1998. Earnings for Electric Fuels' Energy and Related Services group were up $.7 million in the second quarter. The improvement in earnings was due primarily to increased deliveries by its offshore barge transportation division and lower operating costs. The increased offshore barge deliveries resulted largely from higher volumes of coal transported to Florida Power's Crystal River Energy Complex. The Inland Marine group experienced slightly lower earnings for the quarter when compared to 1997. Earnings from this group were down $.4 million due primarily to weak export market conditions that have lowered freight rates in 1998 when compared with 1997.

For the six month period ending June 30, 1998 Electric Fuels had earnings of $18.8 million, or $.13 per share, an increase in earnings of $6.3 million, or $.06 per share, over the same period in the prior year. Electric Fuels' acquisitions in its Rail Services group in 1998 and 1997, along with increased sales in track work and railcar parts and services contributed to the increase.

Improved operations and increased offshore barge deliveries from the Energy & Related Services group also contributed to the increase. In the first quarter of 1997, flooding along the Ohio and Mississippi Rivers significantly affected earnings for the Inland Marine Transportation Group. Normal operating conditions thus far in 1998 combined with a larger fleet have also increased earnings when compared to the same period in the prior year.

NUCLEAR OPERATIONS

On July 29, 1998, the Nuclear Regulatory Commission ("NRC") removed CR3 from the NRC "watch list". Earlier in July 1998, the NRC gave CR3 an overall report of good performance and improvements in all areas assessed for the agency's Systematic Assessment of Licensee Performance ("SALP") ratings. CR3 received an NRC rating of "good" or a grade of "2" in each of the four SALP functional areas: Plant Operations, Maintenance, Engineering and Plant Support. The current report covers the period from October 6, 1997, through May 9, 1998. CR3 has been functioning at or near full capacity since it came on-line in February of 1998.

YEAR 2000

Florida Progress does not anticipate that the costs incurred in preparing its computer information systems and embedded technology to address the year 2000 problem will have a material adverse impact on its financial statements. The anticipated date of completion of integration testing for year 2000 readiness is the end of the third quarter of 1999. Florida Progress is currently working with vendors to remedy year 2000 issues and to develop contingency plans by the end of the third quarter of 1999. Florida Progress' current estimate of the total costs of addressing year 2000 issues, including expenses to remedy both embedded systems and computer information systems, is between $15 million and $25 million.

LIQUIDITY AND CAPITAL RESOURCES

Florida Power budgeted $294 million, excluding allowance for funds used during construction, for its 1998 construction program. This is expected to be financed by internally generated funds. During the first six months of 1998, $125.1 million was spent on the construction program, financed primarily with funds from operations.

Florida Power's ratio of earnings to fixed charges was 3.36 for the twelve months ended June 30, 1998. (See Exhibit 12 filed herewith).

Progress Capital Holdings, Inc.("Progress Capital"), a wholly owned subsidiary of Florida Progress, has a private $300 million medium-term note program providing for the issuance of notes with maturities ranging from nine months to 30 years. In May 1998, Progress Capital issued $45 million of ten year, 6.46% fixed-rate medium-term notes. The proceeds are expected to be used for general corporate purposes of Florida Progress.

On August 6, 1998, MEMCO Barge Line, Inc.("MEMCO"), a wholly-owned subsidiary of Electric Fuels, entered into a synthetic lease financing of an aggregate of approximately $175 million of inland river barges and $25 million of tow boats. The cost of the barges and tow boats will be 100% financed by secured notes and trust certificates issued by MEMCO Barge Line 1998 Trust ("MEMCO Trust"). On August 6, 1998, MEMCO Trust issued $69.3 million of secured notes with a coupon of 6.95% and a maturity date of June 30, 2014, and received certificate holder contributions of $40.7 million in respect of trust certificates yielding 7.70% with a maturity of June 30, 2014. Charter (lease) payments to be made by MEMCO will be sufficient to cover the interest on the notes, yield on certificates and principal repayments during the term of the charter. Charter payments are 100% guaranteed by Progress Capital. A second closing in respect of the balance of $56.7 million of notes and $33.3 million of certificate holder contributions is expected to be held in December 1998.

On June 16, 1998, Progress Rail Services Corporation, a subsidiary of Electric Fuels, purchased the assets of Blue Industrial Group, which is based in Louisville, Kentucky. The acquisition includes substantially all of the assets and operations of Louisville Scrap Material Company, Inc., KYRailquip, Inc., LSM-Roanoke, Inc. and Indigo Rail Resources, LLC. These companies are primarily engaged in commercial metals recycling and brokerage, railcar dismantling, the reconditioning of parts for railroad freight cars and railcar resale and leasing. In addition to Blue Industrial Group, EFC has made other smaller acquisitions to strategically grow the business.

On June 22, 1998, Florida Progress received a favorable ruling from the Internal Revenue Service ("IRS") National Office, regarding the Tiger Bay Cogeneration ("Tiger Bay") purchase in 1997. The ruling announced a conclusion of law that Florida Power may deduct in 1997 that portion of the $445 million paid to Tiger Bay Limited Partnership that was properly allocable to termination of the power purchase agreement, or approximately $281 million. As a result, Florida Progress expects to receive a $93.8 million refund from the IRS in August 1998.

Florida Progress and Florida Power believe their available sources of liquidity will be sufficient to fund their long-term and short-term capital requirements.

"SAFE HARBOR" STATEMENT UNDER
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward looking statements, including projections regarding the proportionate liability for cleaning up certain environmental sites; the effect of certain legal proceedings on the operations of Mid-Continent; and the costs associated with preparing computers for the year 2000 problem.

These statements, and any other statements contained in this report that are not historical facts, are forward-looking statements that are based on a series of projections and estimates regarding the economy, the electric utility business and Florida Progress' other businesses in general, and on factors which impact Florida Progress directly. The projections and estimates relate to the pricing of services, the actions of regulatory bodies and the effects of competition.

Key factors that have a direct impact on the ability to attain these projections include continued annual growth in customers, successful cost containment efforts and the efficient operation of Florida Power's existing and future generating units. In addition, in developing its forward-looking statements, Florida Progress has made certain assumptions relating to information technology and productivity improvements, the favorable outcome of various commercial, legal and regulatory proceedings and the lack of disruption to its markets.

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

A hypothetical 56 basis point increase in interest rates (10% of Florida Progress weighted average interest rate) affecting its variable rate debt ($830.4 million at June 30, 1998) would have an immaterial effect on Florida Progress' pre-tax earnings over the next fiscal year. A hypothetical 10% decrease in interest rates would also have an immaterial effect on the estimated fair value of Florida Progress' long-term debt at June 30, 1998.

Commodity Price Risk

Currently, at Florida Power, commodity price risk due to changes in market conditions for fuel and purchased power are recovered through the fuel adjustment clause, with no effect on earnings.

Electric Fuels is exposed to commodity price risk through coal sales. A 10% change in the market price of coal would have an immaterial effect on the earnings of Florida Progress.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

1. In re: Conservation Cost Recovery Clause, Florida Public Service Commission, Docket NO. 961184-EQ In re: Petition for approval of early termination amendment to negotiated qualifying facility contract with Orlando Cogen, Limited, Ltd.("Orlando Cogen"), Florida Public Service Commission, Docket
     No. 961184-EQ.

     See prior discussion of this matter in the 1997 Form 10-K, Item 3, paragraph 1. On March 16, 1998, the FPSC entered a final order denying the Settlement Agreement between Florida Power and Orlando Cogen. This report concludes this matter for reporting purposes.

2. In re: Standard Offer Contract for the purchase of firm capacity and energy from a qualifying facility between Panda-Kathleen, L.P. ("Panda") and Florida Power Corporation, FPSC Docket No. 950110-EI.

     See prior discussion of this matter in the 1997 Form 10-K, Item 3, paragraph 4 and the first quarter 1998 Form 10-Q, Part 2, Item 1, paragraph
     1. On July 2, 1998, the Florida Supreme Court lifted the previously issued stay, and on July 10, 1998, Florida Power presented for payment the letter of credit which had been posted by Panda to secure performance.

3. Metropolitan Dade County ("Dade") and Montenay Power Corp. ("Montenay") v. Florida Power Corporation, Circuit Court of the Eleventh Circuit for
     Dade County, Florida, Case No 96-09598-CA-30.

     Metropolitan Dade County and Montenay Power Corp. v. Florida
     Progress Corporation, Florida Power Corporation and Electric
     Fuels Corporation, U.S. District Court, Southern District,
     Miami Division, Florida, Case No 96-594-CIV-LENARD.

     In re: Petition for Declaratory Statement That Energy Payments Are Limited to Analysis of Avoided Unit's Contractually Specified Characteristics, Florida Public Service Commission, Docket No. 980283-EQ

     See prior discussion of this matter in the 1997 Form 10-K, Item 3, paragraph 2 and the first quarter 1998 Form 10-Q, Part 2, Item 1, paragraph
     2. In the District Court action, on June 25, 1998, the judge granted Florida Power, Florida Progress and Electric Fuels' Motion for Summary Judgment and dismissed the case. On July 10, 1998, Dade and Montenay filed a motion for Reconsideration.

4. Wanda L. Adams, et al. v. Florida Power Corporation and Florida Progress Corporation, U.S. District Court, Middle District of Florida, Ocala Division, Case No. 95-123-C.V.-OC-10.

     See prior discussion of this matter in the 1997 Form 10-K, Item 3, paragraph 5. On June 19, 1998, the Judge issued an order on several pending motions. The motion to dismiss Florida Progress was denied. The motion to dismiss ERISA Claims against Florida Progress was granted. The Motion for Summary Judgment on Defendants' Counterclaim relating to the state law claims was granted. The Motion to Dismiss four plaintiffs based upon statute of limitations violations was granted. As the case presently stands, 112 plaintiffs remain.

5. Northern States Power Company et al. v. United States Department of Energy ("DOE"), U.S. Court of Appeals for the D.C. Circuit, Case No. 97-1065.

     See prior discussion of this matter in the 1997 Form 10-K, Item 3, paragraph 5. On May 5, 1998, the Court denied Florida Power's and 40 other utilities' Motion to Enforce the previously issued mandate. The utilities were seeking, among other things, an order to bar the use by the DOE of Nuclear Waste Fund fees.

6. Florida Power Corporation v. United States, U.S. Court of Federal Claims, Civil Action No. 96-702C.

     Consolidated Edison Co., et al v. United States, United States District Court, Southern District of New York, Case No.98-CIV-4115.

     See prior discussion of the Court of Claims case in the 1997 Form 10-K,
     Item 3, paragraph 6. In a related case, on June 30, 1998, the U.S. Supreme Court denied the Petition for a Writ of Ceriorari in the Yankee Atomic case. Consequently, the original District Court opinion in the Yankee Atomic case, that the decontamination and decommissioning fee was a lawful tax, stands.

     On June 12, 1998, Florida Power, Consolidated Edison Co. and 15 other utilities filed a declaratory judgment action in the Southern District of New York against the United States Government, challenging the constitutionality of the $2.25 billion retroactive assessment imposed by the federal government on domestic nuclear power companies to fund the decommissioning and decontamination of the government's uranium enrichment facilities.

7. Gulf Power, et al v. United States of America and the Federal Communications Commission, U.S. District Court, Northern District of Florida, Pensacola Division, Case No. 3: 96-CV-381-LAC.

     See prior discussion of this matter in the 1997 Form 10-K, Item 3, paragraph 7. On March 17, 1998, several subsidiaries of the Southern Company and Duke Power Company filed a Notice of Appeal and on June 3, 1998, the United States filed a Notice of Cross Appeal. Florida Power has decided not to join in the appeal of this matter. This report concludes this matter for reporting purposes.

8. State of Oklahoma, ex rel. John P. Crawford, Insurance Commissioner v. Mid-Continent Life Insurance Company, District Court of Oklahoma County, State of Oklahoma, Case No. CJ-97-2518-62.

     State of Oklahoma, ex rel, John P. Crawford, Insurance Commissioner as Receiver for Mid-Continent Life Insurance Company v. Florida Progress Corporation, a Florida corporation, District Court of Oklahoma County, State of Oklahoma. Case No. CJ-97-2518-62.

     See prior discussion in this matter in the 1997 Form 10-K, Item 3, paragraph 10 and the first quarter 1998 Form 10-Q, Part 2, Item 1, paragraph 5 and Notes to the Financial Statements - "Contingencies" contained herein. In a ruling on July 17, 1998, the Court granted Mid-Continents' motion to proceed with a rehabilitation plan and ordered the Commissioner to provide necessary actuarial data to Mid-Continent, so that a detailed plan can be submitted to the Court.

9. Florida Power Corporation and Seminole Electric Cooperative v. Ronald J. Schultz, Circuit Court for Citrus County, Case No.97-3383.

     See prior discussion of this matter in the 1997 Form 10-K, Item 3, paragraph 14. On June 25, 1998, the parties filed a joint stipulation of dismissal after having executed a settlement agreement which fully resolves all litigated issues. The parties agreed upon a methodology to be used in determining appropriate values to be placed on utility property for tax assessment purposes. This report concludes this matter for reporting purposes.

10. ABC Rail Products Corporation v. Progress Rail Services Corporation and Louisville Scrap Material Co., Inc., U.S. District Court, Northern District of Illinois, Eastern Division, Civ. Action No. 98C3663.

     On June 12, 1998, ABC Rail Products Corporation ("ABC") brought an action against Progress Rail Services Corporation ("Progress Rail") and Louisville Scrap Material Co. ("Louisville") seeking injunctive and declaratory relief and treble damages based on alleged violations of federal and state antitrust statutes as well as damages under other state law claims. The complaint sought to enjoin Progress Rail's acquisition of certain assets and business of Louisville and several affiliated corporations known as the Blue Industrial Group. ABC alleged that Progress Rail and Louisville have conspired to deny ABC an adequate supply of used railcar wheelsets. The complaint also alleges Progress Rail would acquire monopoly power over the supply of used wheelsets by virtue of the acquisition. The court denied ABC's motion for a temporary restraining order and Progress Rail acquired the Blue Industrial Group's assets and business. Pursuant to the court's order, Progress Rail continues to provide ABC with used wheelsets.

     ABC has filed a motion for a preliminary injunction, pending trial, requiring Progress Rail (1) to continue providing ABC with used wheelsets and (2) to hold the assets of Louisville separate so as to enable divestiture to be an adequate remedy if the acquisition is found to violate the antitrust laws. Discovery concerning this motion is ongoing. ABC has asked for an evidentiary hearing on its motion.

     On July 10, 1998, Progress Rail filed a denial of ABC's monopolization claim and counter claims against ABC under the Clayton Act for monopoly in the track works/new wheel set business, and under the Robinson-Patman Act for attempting to monopolize through a freight equalization agreement with GE Railcar that was not afforded to Progress Rail.

11. Calgon Carbon Corporation v. Potomac Capital Investment Corporation, Potomac Electric Power Company, Progress Capital Holdings, Inc., and Florida Progress Corporation, United States District Court for the Western District of Pennsylvania, Civil Action No. 98-0072.

     See prior discussion of this matter in the 1997 Form 10-K, Item 3, paragraph 15. The defendants have filed a motion to dismiss all claims, which has been responded to by the plaintiff.

Item 4.  Submission of Matters to be a Vote of Security Holders.

     The results of the matters submitted to the Shareholders of Florida Progress at the Annual Meeting of Shareholders held on April 17, 1998, were previously reported in the first quarter 1998 Form 10-Q, Item 4.

Item 5 .          Other Information.

1.   EXECUTIVE AND OFFICER CHANGES

     As previously reported in the combined Florida Progress/Florida Power Form 8-K dated April 17, 1998, Dr. Jack Critchfield retired as Chairman of the Board of Florida Progress effective June 30, 1998, and President and Chief Executive Officer Richard Korpan succeeded Critchfield as Chairman effective July 1, 1998. In conjunction with Dr. Critchfield's retirement, the Board amended the Florida Progress Bylaws to reduce the total number of directors from 11 to 10, effective July 1, 1998. A copy of the Florida Progress Bylaws as amended is filed herewith as Exhibit 3.(a). In other management changes, James Smallwood, Vice President and Treasurer of both Florida Progress and Florida Power, was named Vice President - Mergers and Acquisitions of Florida Progress and Pamela Saari, Assistant Treasurer of Florida Progress and Florida Power, was named Treasurer of both Florida Progress and Florida Power, effective June 18, 1998.

2.   STRATEGIC ALLIANCES

     In May 1998, Florida Power formed a power marketing alliance with Houston based Dynegy Inc. ("Dynegy")(formerly NGC Corporation), one of the nation's largest power marketers. The expertise and technology of both companies will be combined to conduct power marketing activities. Dynegy provides additional expertise and knowledge on national trading that should allow Florida Power to make additional sales from its generating assets.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:
                                                             Florida     Florida
        Number                         Exhibit                Progress    Power
        ------                         -------               --------    -------

          3.(a)    Bylaws of Florida Progress, as amended         X
                   to date.

          12      Statement Regarding Computation of Ratio                  X
                  of Earnings to Fixed Charges for Florida
                  Power.

          27.(a)    Florida Progress Financial Data Schedule.  X

          27.(b)    Florida Power Financial Data Schedule.                   X

       X = Exhibit is filed for that respective company.

     (b)  Reports on Form 8-K:

          During the second quarter 1998, Florida Progress and Florida Power filed the following reports on Form 8-K:

          Form 8-K dated April 17, 1998, reporting under Item 5, "Other Events" the first quarter 1998 earnings, and Dr. Jack Critchfield's retirement as Chairman and election of Richard Korpan to succeed Critchfield as Chairman effective July 1, 1998.

          Form 8-K dated June 2, 1998, reporting under Item 5, "Other Events" the filing of amended second and third quarter 1997 Form 10-Q's and an amendment to the 1997 Form 10-K to reflect a change in the recording of nuclear outage costs.

          In addition, Florida Progress and Florida Power filed the following report on Form 8-K subsequent to the second quarter 1998:

          Form 8-K dated July 16, 1998, reporting under Item 5 "Other Events" the second quarter 1998 earnings and a litigation update.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of each of the undersigned on behalf of each listed company shall be deemed to relate only to matters having reference to such company.

                                                 FLORIDA PROGRESS CORPORATION

                                                 FLORIDA POWER CORPORATION


Date:  August 13, 1998                              /s/ John Scardino, Jr.
                                                  -----------------------------
                                                       John Scardino, Jr.
                                                  Vice President and Controller



Date:  August 13, 1998                             /s/ Jeffrey R. Heinicka
                                                 -----------------------------
                                                      Jeffrey R. Heinicka
                                                   Senior Vice President and
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

            Number                     Exhibit               Progress    Power
            ------                     -------               --------   -------

              3.(a)  Bylaws of Florida Progress, as amended       X
                     to date.

             12      Statement Regarding Computation of Ratio              X
                     of Earnings to Fixed Charges for Florida
                     Power.

            27.(a)  Florida Progress Financial Data Schedule.    X

            27.(b)  Florida Power Financial Data Schedule.                 X

       X = Exhibit is filed for that respective company.