Form 10-Q
period 1998-09-30
FLORIDA PROGRESS CORP; FLORIDA POWER CORP /
filed 1998-11-12
CIK 357261, 37637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Description of        Shares Outstanding
         Registrant                    Class            at September 30, 1998
         ----------                --------------        ------------------

Florida Progress Corporation      Common Stock,
                                  without par value          97,046,093

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

                         PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                          FLORIDA PROGRESS CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Income
(In millions, except per share amounts)
                                            Three Months Ended    Nine Months Ended
                                               September 30,         September 30,
                                              1998   1997           1998     1997
                                            ------- -------       --------  -------
                                              (Unaudited)            (Unaudited)
REVENUES:
  Electric utility                          $795.6  $706.9        $2,024.6  $1,857.9
  Diversified                                235.9   215.6           697.5     609.4
                                            ------- -------       --------  --------
                                           1,031.5   922.5         2,722.1   2,467.3
EXPENSES:                                   ------- -------        -------   -------
  Electric utility:
    Fuel                                     188.9   129.5           434.0     343.2
    Purchased power                          122.3   133.7           332.1     377.7
    Energy conservation cost                  24.5    21.7            60.1      49.3
    Operations and maintenance               108.3   105.5           326.9     318.6
    Extended nuclear outage - O&M
      and replacement power costs               -     33.1             5.1     130.9
    Depreciation and amortization             89.5    78.8           260.9     227.3
    Taxes other than income taxes             57.5    53.2           158.4     149.9
                                            ------- -------        -------   -------
                                             591.0   555.5         1,577.5   1,596.9
                                           -------- -------        -------   -------
  Diversified:
    Cost of sales                            201.0   187.0           587.6     527.9
    Other                                     11.8    14.1            43.6      43.8
                                           -------- -------        -------   -------
                                             212.8   201.1           631.2     571.7
                                           -------- -------        -------   -------
INCOME FROM OPERATIONS                       227.7   165.9           513.4     298.7
                                           -------- -------        -------   -------
INTEREST EXPENSE AND OTHER:
  Interest expense                            46.2    42.3           141.2     112.4
  Allowance for funds used during
     construction                             (4.4)   (2.5)          (12.4)     (6.9)
  Preferred dividend requirements of
     Florida Power                              .3      .3             1.1       1.1
  Other expense (income), net                  1.2    (1.6)            1.3      (1.9)
                                           -------- -------         -------  -------
                                              43.3    38.5           131.2     104.7
                                           -------- -------         -------  -------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                        184.4   127.4           382.2     194.0
  Income Taxes                                67.1    45.8           136.6      64.1
                                           -------- -------         -------  -------

NET INCOME                                  $117.3   $81.6          $245.6    $129.9
                                           ======== =======         =======  =======
AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING                                 97.0    97.1            97.0      97.1
                                           ======== =======         =======  =======

EARNINGS PER AVERAGE COMMON SHARE            $1.21    $.84           $2.53     $1.34
                                           ======== =======         =======  ========

DIVIDENDS PER COMMON SHARE                   $.535   $.525          $1.605    $1.575
                                           ======== =======         =======   =======


The accompanying notes are an integral part of these financial statements.


FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)

                                                       September 30, December 31,
                                                             1998       1997
                                                        -----------  ----------
ASSETS                                                   (Unaudited)
PROPERTY, PLANT AND EQUIPMENT:

  Electric utility plant in service and held              $6,286.8    $6,166.8
    for future use
  Less - Accumulated depreciation                          2,676.7     2,511.0
         Accumulated decommissioning for nuclear plant       246.6       223.7
         Accumulated dismantlement for fossil plants         130.1       128.5
                                                         ----------- ----------
                                                           3,233.4     3,303.6
  Construction work in progress                              322.9       279.4
  Nuclear fuel, net of amortization of $371.3
    in 1998 and $356.7 in 1997                                51.8        66.5
                                                         ----------- ----------
        Net electric utility property                      3,608.1     3,649.5
  Other property, net of depreciation of $230.8
    in 1998 and $219.3 in 1997                               521.5       437.7
                                                         ----------  ----------
                                                           4,129.6     4,087.2
                                                         ----------  ----------
CURRENT ASSETS:
  Cash and equivalents                                        21.1         3.1
  Accounts receivable, net                                   435.0       373.7
  Inventories at average cost:
    Fuel                                                      60.5        77.6
    Materials and supplies                                    91.0        91.9
    Diversified materials                                    142.3       126.8
  Underrecovery of fuel cost                                  14.5        34.5
  Income taxes receivable                                       -         16.8
  Deferred income taxes                                       47.3         5.8
  Other                                                       50.9        45.1
                                                         ----------   ---------
                                                             862.6       775.3
                                                         ----------   ---------
OTHER ASSETS:
  Investments:
    Loans receivable, net                                     31.0        24.0
    Nuclear plant decommissioning fund                       289.7       266.7
    Joint ventures and partnerships                           60.2        54.6
  Deferred purchased power contract termination costs        325.5       348.2
  Other                                                      326.6       204.0
                                                         ----------   ----------
                                                           1,033.0       897.5
                                                         ----------   ----------
                                                          $6,025.2    $5,760.0
                                                         ==========   ==========

Note: The accompanying notes are an integral part of these financial statements.


FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(In millions)

                                             September 30,   December 31,
                                                  1998          1997
                                              -----------    -----------
CAPITAL AND LIABILITIES                       (Unaudited)

COMMON STOCK EQUITY:

  Common stock                                  $1,208.4       $1,209.0
  Retained earnings                                656.7          567.0
                                                ----------     ---------
                                                 1,865.1        1,776.0
CUMULATIVE PREFERRED STOCK OF FLORIDA POWER:
    Without sinking funds                           33.5           33.5

LONG-TERM DEBT                                   2,348.1        2,377.8
                                                ----------     ---------
TOTAL CAPITAL                                    4,246.7        4,187.3
                                                ---------      ---------
CURRENT LIABILITIES:
  Accounts payable                                 208.7          253.2
  Customers' deposits                              101.2           97.1
  Income taxes payable                              21.1             -
  Accrued other taxes                               71.6           12.0
  Accrued interest                                  47.4           56.8
  Other                                             70.0           74.8
                                                ----------     ---------
                                                   520.0          493.9
  Notes payable                                    183.2          214.8
  Current portion of long-term debt                 71.4           15.2
                                                ----------     ---------
                                                   774.6          723.9
                                                ----------     ---------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                            601.6          471.2
  Unamortized investment tax credits                79.4           85.7
  Other postretirement benefit costs               114.0          107.4
  Other                                            208.9          184.5
                                                ----------     ---------
                                                 1,003.9          848.8
                                                ----------     ----------
                                                $6,025.2       $5,760.0
                                                ==========     ==========

Note: The accompanying notes are an integral part of these financial statements.


FLORIDA PROGRESS CORPORATION
Consolidated Statements of Cash Flows
(In millions)
                                                             Nine Months Ended
                                                                September 30,
                                                               1998      1997
                                                             -------    -------
                                                                 (Unaudited)
OPERATING ACTIVITIES:
   Income from continuing operations                          $245.6     $129.9
   Adjustments for noncash items:
     Depreciation and amortization                             318.0      254.9
     Extended nuclear outage - replacement fuel cost              -        70.2
     Deferred income taxes and
      investment tax credits, net                               76.8      (21.0)
     Increase in accrued other postretirement
      benefit costs                                              6.6        6.6
    Net change in deferred insurance policy
    acquisition costs                                             -        (2.8)
    Net change in insurance policy benefit reserves               -        43.7
  Changes in working capital, net of effects from acquisition or sale of businesses:
       Accounts receivable                                     (38.4)     (91.7)
       Inventories                                              32.0      (16.5)
       Underrecovery of fuel cost                               15.0      (61.3)
       Accounts payable                                        (59.6)      27.3
       Income taxes payable                                     38.3       10.8
       Accrued other taxes                                      59.3       58.3
       Other                                                   (26.0)       6.3
  Other operating activities                                     (.7)     (25.0)
                                                              --------    -------
                                                               666.9      389.7
                                                              --------    -------
INVESTING ACTIVITIES:
  Property additions (including allowance for
    borrowed funds used during construction)                  (355.9)    (288.7)
  Purchase of loans and securities, net                         (7.1)      (2.4)
  Proceeds from sale of properties                             126.5        8.6
  Acquisition of businesses                                   (144.5)     (23.2)
  Acquisition of cogeneration facility and
     contract termination cost                                    -      (445.0)
  Investments in joint ventures and partnerships, net           (7.4)     (23.5)
  Other investing activities                                   (78.9)     (17.3)
                                                              --------    --------
                                                              (467.3)    (791.5)
                                                              --------    --------
FINANCING ACTIVITIES:
  Issuance of long-term debt                                   189.1      447.7
  Repayment of long-term debt                                 (172.5)     (34.2)
  Increase(decrease) in commercial paper with
    long-term support                                           (8.4)     130.6
  Dividends paid on common stock                              (155.9)    (152.9)
  Increase(decrease)in short-term debt                         (31.6)      19.6
  Other financing activities                                    (2.3)       1.0
                                                               --------   --------
                                                              (181.6)     411.8
                                                               --------   --------
NET INCREASE IN CASH AND EQUIVALENTS                            18.0       10.0
   Beginning cash and equivalents                                3.1        5.2
                                                               --------   --------
ENDING CASH AND EQUIVALENTS                                    $21.1      $15.2
                                                               ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                         $142.4    $108.0
  Income taxes (net of refunds)                                 $21.9     $74.5




The accompanying notes are an integral part of these financial statements.


FLORIDA  PROGRESS  CORPORATION
Statements of Changes in Equity For the periods ended September 30, 1998 and
1997 (Dollars in millions)

                                                                                   Cumulative
                                                                                  Preferred Stock
                                                                  Accumulated      --------------
                                                                    Other          Without   With
                                              Common     Retained Comprehensive  Sinking   Sinking
                                   Total      Stock      Earnings  Income         Funds     Funds
                                   ------     -------    -------- ------------   -------   -------

Balance, December 31, 1996         $1,957.7   $1,208.3   $716.5    $(0.6)        $33.5      $-

Comprehensive income
  Net income                          129.9               129.9
  Unrealized loss on securities
    net of $1.4 income tax expense      2.3                 2.3
                                     -------- ---------  -------   -------       -------   -----
                                      132.2         -     129.9      2.3             -       -

Common stock issued / (redeemed)        0.8        0.8
Cash dividends on common stock       (152.9)             (152.9)
                                   --------   ---------  -------  --------       -------    ------
Balance, September 30, 1997        $1,937.8   $1,209.1   $693.5     $1.7         $33.5      $-
                                   ========   =========  =======  ========       =======    ======

Balance, December 31, 1997         $1,809.5   $1,209.0   $567.0      $-          $33.5      $-

Comprehensive income
  Net income                          245.6               245.6


Common stock issued / (redeemed)       (0.6)      (0.6)
Cash dividends on common stock       (155.9)             (155.9)
                                   ---------  ---------  ------- -------         -------   -------
Balance, September 30, 1998        $1,898.6   $1,208.4   $656.7     $-           $33.5      $-
                                   =========  ========   ======= =======         ========  =======

The accompanying notes are an integral part of these financial statements.


                           FLORIDA POWER CORPORATION
                              FINANCIAL STATEMENTS


FLORIDA POWER CORPORATION
Statements of Income
(In millions)                                              Three Months Ended             Nine Months Ended
                                                              September 30,                September 30,
                                                             1998         1997          1998        1997
                                                           -------       -------       --------   --------
                                                                (Unaudited)                (Unaudited)
OPERATING REVENUES:
    Residential                                            $445.0        $397.0         $1,089.2       $994.0
    Commercial                                              174.4         156.7            451.8        426.3
    Industrial                                               55.5          51.0            158.5        158.0
    Sales for resale                                         74.3          47.7            155.0        105.1
    Other                                                    46.4          54.5            170.1        174.5
                                                           --------      --------       ---------    ---------
                                                            795.6         706.9          2,024.6      1,857.9
                                                           --------      --------       ---------    ---------
OPERATING EXPENSES:
 Operation:
    Fuel                                                    188.9         129.5            434.0        343.2
    Purchased power                                         122.3         133.7            332.1        377.7
    Energy conservation cost                                 24.5          21.7             60.1         49.3
    Operations and maintenance                              108.3         105.5            326.9        318.6
    Extended nuclear outage - O&M
     and replacement power costs                               -           33.1              5.1        130.9
    Depreciation and amortization                            89.5          78.8            260.9        227.3
    Taxes other than income taxes                            57.5          53.2            158.4        149.9
                                                           --------      --------       ---------   ---------
                                                            591.0         555.5          1,577.5      1,596.9
                                                           --------      --------       ---------   ---------
 Income taxes:
    Currently payable                                       (38.1)         41.2             55.8         77.2
    Deferred, net                                           105.0           5.2             79.6         (8.1)
    Investment tax credits, net                              (2.0)         (2.0)            (5.9)        (5.9)
                                                           --------      --------        ---------    --------
                                                             64.9          44.4            129.5         63.2
                                                           --------      --------        ---------   ---------
                                                            655.9         599.9          1,707.0      1,660.1
                                                           --------      --------        ---------   ---------
OPERATING INCOME                                            139.7         107.0            317.6        197.8
                                                           --------      --------        ---------   ---------
OTHER INCOME AND DEDUCTIONS:
 Allowance for equity funds used
    during construction                                       2.4           1.5              6.9          4.2
 Miscellaneous other expense, net                            (1.8)          (.8)            (2.4)        (1.7)
                                                           --------      --------       ---------    ---------
                                                               .6            .7              4.5          2.5
                                                           --------      --------
INTEREST CHARGES
 Interest on long-term debt                                  28.1          28.2             87.8         72.9
 Other interest expense                                       5.0           4.2             16.4         10.9
                                                           --------      --------        ---------   ---------
                                                             33.1          32.4            104.2         83.8
 Allowance for borrowed funds used
    during construction                                      (1.9)         (1.0)            (5.5)        (2.7)
                                                           --------      --------       ---------    ---------
                                                             31.2          31.4             98.7         81.1
                                                           --------      --------       ---------    ---------
NET INCOME                                                  109.1          76.3            223.4        119.2
DIVIDENDS ON PREFERRED STOCK                                   .3            .3              1.1          1.1
                                                           --------      --------        ---------   ---------
NET INCOME AFTER DIVIDENDS
  ON PREFERRED STOCK                                       $108.8         $76.0           $222.3       $118.1
                                                           ========      ========        =========   =========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                         September 30,  December 31,
                                                              1998          1997
                                                         -----------    -----------
ASSETS                                                   (Unaudited)

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held               $6,286.8       $6,166.8
    for future use
  Less - Accumulated depreciation                           2,676.7        2,511.0
         Accumulated decommissioning for nuclear plant        246.6          223.7
         Accumulated dismantlement for fossil plants          130.1          128.5
                                                           ----------     ----------
                                                            3,233.4        3,303.6
  Construction work in progress                               322.9          279.4
  Nuclear fuel, net of amortization of $371.3
    in 1998 and $356.7 in 1997                                 51.8           66.5
                                                           ----------     ----------
                                                            3,608.1        3,649.5

  Other property, net                                          33.9           33.2
                                                           ----------     ----------
                                                            3,642.0        3,682.7
                                                           ----------     ----------
CURRENT ASSETS:
  Cash and equivalents                                         16.5             -
  Accounts receivable, less reserve of $3.6
    in 1998 and $3.2 in 1997                                  285.6          243.9
  Inventories at average cost:
    Fuel                                                       30.0           44.0
    Materials and supplies                                     91.0           91.9
  Underrecovery of fuel cost                                   14.5           34.5
  Income tax receivable                                          -            13.5
  Deferred income taxes                                        47.3            5.8
  Other                                                        37.1           32.2
                                                           ----------   ----------
OTHER ASSETS:
  Nuclear plant decommissioning fund                          289.7          266.7
  Unamortized debt expense                                     37.5           25.0
  Deferred purchased power contract termination costs         325.5          348.2
  Other                                                       130.3          112.4
                                                           ----------   ----------
                                                              783.0          752.3
                                                           ----------   ----------
                                                           $4,947.0       $4,900.8
                                                           ==========   ==========


The accompanying notes are an integral part of these financial statements.


FLORIDA POWER CORPORATION
Balance Sheets
(In millions)

                                                  September 30,     December 31,
                                                       1998             1997
                                                   -----------      -----------
CAPITALIZATION AND LIABILITIES                     (Unaudited)

CAPITALIZATION:

  Common stock                                      $1,004.4           $1,004.4
  Retained earnings                                    838.4              763.1
                                                    ----------         ---------
                                                     1,842.8            1,767.5
CUMULATIVE PREFERRED STOCK:
    Without sinking funds                               33.5               33.5
LONG-TERM DEBT                                       1,722.6            1,745.4
                                                    ----------         ---------
TOTAL CAPITAL                                        3,598.9            3,546.4
                                                    ----------         ---------
CURRENT LIABILITIES:
  Accounts payable                                     119.6              161.9
  Accounts payable to associated companies              26.5               26.5
  Customers' deposits                                  101.2               97.1
  Income taxes payable                                  21.6                 -
  Accrued other taxes                                   67.6                7.9
  Accrued interest                                      40.8               45.7
  Other                                                 39.0               59.2
                                                    ----------         ---------
                                                       416.3              398.3
  Notes payable                                           -               179.8
  Current portion of long-term debt                     16.6                1.5
                                                    ----------         ---------
                                                       432.9              579.6
                                                    ----------         ---------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                577.7              451.3
  Unamortized investment tax credits                    79.2               85.1
  Other postretirement benefit costs                   110.8              104.7
  Other                                                147.5              133.7
                                                    ----------         ---------
                                                       915.2              774.8
                                                    ----------         ---------
                                                    $4,947.0           $4,900.8
                                                    ==========         =========


The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Cash Flows
(In millions)
                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                                 1998             1997
                                                                               --------         --------
                                                                                      (Unaudited)
OPERATING ACTIVITIES:

 Net income after dividends on preferred stock                                   $222.3            $118.1
 Adjustments for noncash items:
   Depreciation and amortization                                                  288.6             233.0
   Extended nuclear outage - replacement fuel cost                                   -               70.2
   Deferred income taxes and investment
    tax credits, net                                                               73.0             (14.0)
   Increase in accrued other postretirement
    benefit costs                                                                   6.1               6.1
   Allowance for equity funds used during construction                             (6.9)             (4.2)
 Changes in working capital:
        Accounts receivable                                                       (41.8)            (69.8)
        Inventories                                                                14.9               9.3
        Underrecovery of fuel cost                                                 15.0             (61.3)
        Accounts payable                                                          (42.3)             20.0
        Accounts payable to associated companies                                     -                5.8
        Income taxes payable                                                       35.1              28.4
        Accrued other taxes                                                        59.6              58.2
        Other                                                                     (25.7)             24.7
 Other operating activities                                                        16.2             (20.4)
                                                                                 ---------          ---------
                                                                                  614.1             404.1
                                                                                 ---------          ---------
INVESTING ACTIVITIES:
  Construction expenditures                                                      (191.6)           (230.2)
  Allowance for borrowed funds used during construction                            (5.5)             (2.7)
  Additions to non-utility property                                                (5.5)             (2.3)
  Acquisition of cogeneration facility and
   contract termination costs                                                        -             (445.0)
  Proceeds from sale of properties                                                 10.8               4.7
  Other investing activities                                                      (56.1)            (17.3)
                                                                                 ---------         ---------
                                                                                 (247.9)           (692.8)
                                                                                 ---------         ---------
FINANCING ACTIVITIES:
  Issuance of long-term debt                                                      144.1             447.7
  Repayment of long-term debt                                                    (158.6)            (20.6)
  Decrease in commercial paper with
    long term support                                                              (8.4)               -
  Dividends paid on common stock                                                 (147.0)           (144.4)
  Increase (decrease) in short-term debt                                         (179.8)             15.0
                                                                                 ---------         ---------
                                                                                 (349.7)            297.7
                                                                                 ---------         ---------
NET INCREASE IN CASH AND EQUIVALENTS                                               16.5               9.0
   Beginning cash and equivalents                                                    -                 -
                                                                                 ---------         ---------
ENDING CASH AND EQUIVALENTS                                                       $16.5              $9.0
                                                                                 =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                                           $100.9             $69.9
  Income taxes (net of refunds)                                                   $21.1             $47.7

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
NOTES TO FINANCIAL STATEMENTS

1) As previously reported in their combined Form 8-K dated June 2, 1998, Florida Progress Corporation ("Florida Progress") and Florida Power Corporation ("Florida Power") amended their combined Form 10-Qs for the quarters ended June 30,1997 and September 30,1997 (the "second quarter 1997 Form 10-Q" and "third quarter 1997 Form 10-Q" respectively) and their combined Form 10-K for the year ended December 31, 1997, as amended by the Form 10-K/A filed on June 2, 1998 (the "1997 Form 10-K") in response to comments received from the Securities and Exchange Commission ("SEC"). The SEC comments contended that Florida Power should have recognized the operations and maintenance ("O&M") costs associated with the extended outage of the Crystal River Nuclear Plant ("CR3") as those costs were incurred during 1997. In June 1997, Florida Power recorded a $72.4 million accrual for O&M costs that it expected to incur for the remaining six months of 1997. The accrual was based on commitments and obligations associated with outage-related work planned for the remainder of the year.

     The financial results for the second, third and fourth quarters of 1997 have been restated to reflect the recognition of nuclear outage O&M costs as incurred. The change affected the financial results for the interim reporting periods but did not have any impact on the results of the fiscal year ended 1997. The following table details the restated and originally reported financial results for Florida Progress and Florida Power for the three and nine months ended September 30, 1997:

   (In millions, except per share amounts)         Three Months      Nine Months
                                                      Ended              Ended
                                                September 30, 1997  September 30,1997
   1997 as amended:
   Florida Progress
     Net Income                                         $81.6            $129.9
     Earnings per share-basic & fully diluted            .84              1.34
   Florida Power
     Net Income                                          76.0             118.1

   1997 as originally reported:
   Florida Progress
     Net Income                                        $102.0            $105.8
     Earnings per share-basic & fully diluted            1.05             1.09
   Florida Power
     Net Income                                          96.4              94.0

2) In December 1997, Florida Power ended the three-year test period for residential revenue decoupling which was ordered by the Florida Public Service Commission ("FPSC") and began in January 1995. The difference between target revenues and actual revenues is included as a current asset on the balance sheet for the period ended December 31, 1997. The regulatory asset of $21.8 million, at December 31, 1997, is currently being recovered from customers over a two-year period, ending in the year 2000, through the energy conservation cost recovery clause as directed by the FPSC decoupling order. Revenue decoupling increased residential revenues by $1.3 million and $13.5 million for the three and nine months ended September 30, 1997, respectively.

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

   Four QFs filed suit against Florida Power in state court over contract payment terms, and one QF also filed in federal court. Two of the suits have been settled, and the federal case was dismissed, although the plaintiff has appealed. The trial began on November 2, 1998 in one suit and the other is scheduled for mid-1999.

   Management does not expect that the results of these legal actions will have a material impact on Florida Power's financial position, operations or liquidity. Florida Power believes that any incremental fuel and capacity expenses that may result from the outcome of these proceedings will be recovered from customers through the fuel adjustment clauses.

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

   In August 1998, MEMCO Barge Line, Inc. ("MEMCO"), a wholly owned subsidiary of Electric Fuels Corporation ("Electric Fuels"), entered into a synthetic lease financing, accomplished via a sale and leaseback, for an aggregate of approximately $175 million of inland river barges and $25 million of tow boats. Charter (lease) payments to be made by MEMCO will be sufficient to cover the interest and principal repayments during the term of the charter. Through September 30, 1998, $110 million of vessels had been sold by MEMCO and leased back. Progress Capital Holdings, Inc. ("Progress Capital Holdings") has guaranteed 100% of MEMCO's obligation.

   MID-CONTINENT LIFE INSURANCE COMPANY -- A series of events in 1997 significantly jeopardized the ability of Mid-Continent Life Insurance Company ("Mid-Continent"), Florida Progress' wholly owned subsidiary, to implement a plan to eliminate a projected reserve deficiency, resulting in the impairment of Florida Progress' investment in Mid-Continent.

   On April 14, 1997, the Insurance Commissioner of the State of Oklahoma ("Commissioner") received court approval to temporarily seize control of the operations of Mid-Continent, and in May 1997, the Oklahoma County District Court granted the Commissioner's application to place Mid-Continent into receivership. The Commissioner had alleged that Mid-Continent's reserves were understated by more than $125 million, thus causing Mid-Continent to be statutorily impaired. The Commissioner further alleged at Mid-Continent had violated Oklahoma law relating to deceptive trade practices in connection with the sale of its "Extra Life" insurance policies and was not entitled to raise premiums, a key element of Mid-Continent's plan to address the projected reserve deficiency. While sustaining the receivership, the court also ruled that premiums could be raised. Both sides appealed the decision to the Oklahoma Supreme Court, and the appeals are still pending.

   Even though the appeals are still pending, the Oklahoma District Court continues to hear motions and conduct other proceedings relating to the receivership. At a hearing on June 17, 1998, the judge rejected both the Commissioner's and Mid-Continent's rehabilitation plans. The judge invited both parties to submit simplified plans that include premium increases. In the annual statement filed by the Commissioner on behalf of Mid-Continent, the estimated reserve deficiency was revised upward to $348 million. Florida Progress believes that this new figure is untenable and not based on sound actuarial principles.

   In a ruling on July 17, 1998, the Court ordered the Commissioner to provide actuarial data to Mid-Continent. This information, which was previously withheld, enabled Mid-Continent to further develop rehabilitation plans. At the same time, the Judge denied a Florida Progress motion to disqualify Commissioner Crawford as a receiver due to conflict of interest.

   On October 9, 1998 Mid-Continent submitted an outline for a rehabilitation plan. The plan is expected to be presented in detail to the Judge in December 1998. Mid-Continent has also proposed that bids from all interested parties be sought for purchase of the entire company and evaluated in an open process. The Judge has agreed to this process, rejecting the Commissioner's proposal for third-party sealed bids, restricted to Oklahoma-licensed insurers only.

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

   A new lawsuit was filed on September 1, 1998 against Florida Progress, Progress Capital Holdings, a wholly-owned subsidiary of Florida Progress, James Harlin, and Mid-Continent's local counsel, the McAfee & Taft law firm and two of its attorneys, Robert Gilliland and Philip Hart. The Commissioner has on seven different occasions, two of them to the Oklahoma Supreme Court, unsuccessfully argued that as Receiver for Mid-Continent, only he can engage attorneys to represent Mid-Continent in the receivership proceedings. Thus, the lawsuit claims legal malpractice against the law firm and attorneys, for taking unauthorized action on behalf of Mid-Continent and conspiracy to commit malpractice against the other defendants. The suit seeks damages and injunctive relief. Florida Progress believes this case is without merit and will vigorously defend itself. The ultimate outcome of the matter cannot presently be determined. Accordingly, Florida Progress has not made provision for any loss for this matter.

   As a result of the November election, a new Commissioner, Carroll Fisher, was elected to replace John Crawford as Oklahoma Insurance Commissioner, effective January 10, 1999.

   As a result of the Commissioner's actions and other factors described under the heading "Mid-Continent Life Insurance Company" in Note 11 to the financial statements in the 1997 Form 10-K, Florida Progress concluded the full amount of its $86.9 million investment in Mid-Continent at December 31, 1997 was impaired. Therefore, Florida Progress recorded a provision for loss on investment of $86.9 million in 1997. In addition, tax benefits of approximately $11 million related to the excess of the tax basis over the book value in the investment in Mid-Continent as of December 31, 1997, were not recorded because of uncertainties associated with the timing of a tax deduction. Florida Progress also recorded an accrual at December 31, 1997 for legal fees associated with defending its position in current Mid-Continent legal proceedings.

   Mid-Continent's financial statements have been deconsolidated effective December 31, 1997 and the investment is accounted for under the cost method.


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

   Florida Power self-insures its transmission and distribution lines against loss due to storm damage and other natural disasters. Pursuant to an FPSC order, Florida Power is accruing $6 million annually to a storm damage reserve and may defer any losses in excess of the reserve. The reserve balance as of September 30, 1998 is $22.6 million.

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

   Florida Power also maintains nuclear property damage insurance and decontamination and decommissioning liability insurance totaling $2.1 billion. The first layer of $500 million is purchased in the commercial insurance market with the remaining excess coverage purchased from NEIL. Florida Power is self-insured for any losses that are in excess of this coverage. Under the terms of the NEIL policy, Florida Power would be assessed up to a maximum of $9.5 million in any policy year if losses in excess of NEIL's available surplus are incurred. Florida Power has never been assessed under these nuclear indemnities or insurance policies.

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

   An agreement has been reached among the PRP's to spend up to $1.5 million dollars to perform the Risk Investigation and Feasibility Study (RI/FS). Florida Power is liable for 39.7% of those costs. On September 25, 1998, the EPA formally approved the PRP RI/FS Work Plan. Upon completion of the RI/FS, EPA will advise the PRP's to what extent the contamination may be attributable to previous operations at the site. The RI/FS field work is expected to be completed by the end of 1998 with a final Treatability Study report expected to be finalized by August 1999.

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

   Florida Progress believes that its subsidiaries will not be required to pay a disproportionate share of the costs for cleanup of these sites. Florida Progress' best estimates indicate that its proportionate share of liability for cleaning up all sites ranges from $2.5 million to $7.5 million. It has accrued $4.5 million for these potential costs.

   ADVANCED SEPARATION TECHNOLOGIES ("AST")- In 1996, Florida Progress sold its 80% interest in AST to Calgon Carbon Corporation ("Calgon") for $56 million cash. Calgon filed a lawsuit in January 1998, and amended it in April 1998, alleging misstatement of AST's 1996 revenues, assets and liabilities, seeking damages and the right to rescind the sale. The lawsuit also accuses Florida Progress of failing to disclose flaws in AST's manufacturing process and a lack of quality control. Florida Progress believes the lawsuit is without merit and intends to vigorously defend itself. The ultimate outcome of the matter cannot presently be determined. Accordingly, Florida Progress has not made provision for any loss for this matter.

   AGE DISCRIMINATION SUIT - Florida Power and Florida Progress have been named defendants in an age discrimination lawsuit. The number of plaintiffs remains at 116, however, 4 of those plaintiffs have had their federal claims dismissed. While no dollar amount was requested, each plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys' fees. In October 1996, the court approved an agreement to provisionally certify this case as a class action suit under the Age Discrimination in Employment Act. On August 10, 1998, Florida Power filed a motion to decertify the class, and the plaintiffs filed their response in opposition on September 30, 1998. A hearing date for the motion has not yet been set. Estimates of the potential liability associated with this lawsuit cannot be made until the final decision on whether to certify the case as a class action suit has been made. A decision is not expected until 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

In June 1998, Florida Progress and Florida Power amended their second and third quarter 1997 Form 10-Qs and 1997 Form 10-K in response to comments received by the SEC. The SEC comments contended that Florida Power should have recognized the O&M costs associated with the extended nuclear outage as those costs were incurred during 1997. Financial results contained herein for 1997 have been restated to comply with those comments. (See Note 1 to the Financial Statements).

Florida Progress' earnings per share for the three month period ended September 30, 1998, were $1.21 per share compared to earnings of $.84 cents per share for the same period in 1997. The increase resulted primarily from Florida Power, Florida Progress' largest operating unit, which reported earnings of $1.12 per share compared to earnings of $.78 per share for the same period last year. Earnings per share for Florida Progress for the nine month period ended September 30, 1998 were $2.53 compared to $1.34 for the same period last year. Florida Progress' and Florida Power's earnings were reduced in 1997 by $.21 and $.82 per share, respectively, due to the extended outage at the Crystal River nuclear plant ("CR3"). (See Note 1 to the Financial Statements.) The increase for both the three and nine month periods ended September 30, 1998, excluding the effects of the extended outage of CR3, is due primarily to continued hotter than normal weather experienced during the summer months and customer growth at Florida Power. Improved operations at Electric Fuels, Florida Progress' energy and transportation subsidiary, also contributed to the increase.

Diversified earnings per share were $.09 for the third quarter of 1998, $.03 higher than the same quarter last year due primarily to improved operations at Electric Fuels' Inland Marine Transportation group. Electric Fuels earned $.11 per share for the three months ended September 30, 1998 compared to $.09 for the same period last year. For the nine months ended September 30, 1998, earnings per share from diversified operations of $.24 were $.12 higher than the same period in 1997 due to higher earnings at Electric Fuels and a one-time gain realized from the buy-out, during the second quarter of 1998, of a purchase power contract associated with a cogeneration facility in which a Florida Progress subsidiary is a minority partner.


Florida Power - Operating Revenues

Florida Power's operating revenues were $88.7 million (12.5%) and $166.7 million (9.0%) higher for the three and nine month periods ended September 30, 1998, compared to the same periods in 1997. Increased customer usage, due to hotter than normal weather during the second and third quarters of 1998, was the primary reason for the increase. Florida Power experienced a summer system peak for 1998 during the month of July. In addition to higher customer usage, strong retail customer growth and increased sales to wholesale customers also contributed to the revenue increase.


Florida Power - Operating Expenses

Fuel and purchased power costs were $48.0 million (18.2%) and $45.2 million (6.3%) higher for the three and nine months ended September 30, 1998 compared to the same periods in 1997. The increase for both periods was due primarily to the increase in system requirements due to the hot weather. In accordance with the FPSC stipulation agreement approved by the FPSC, Florida Power recorded a charge of approximately $5.1 million in 1998 and $70.2 million in June 1997 in replacement fuel costs in connection with the extended outage at CR3. Florida Power recovers substantially all of its fuel and purchased power costs through a FPSC ordered fuel adjustment clause, except for those replacement power costs excluded by the stipulation agreement, thereby eliminating any impact on net income.

Depreciation expense was $10.7 million and $33.6 million higher for the three and nine months ended September 30, 1998 compared to the same periods last year. Florida Power accelerated the amortization of the Tiger Bay regulatory asset by $7 million in the third quarter. The accelerated amortization of Tiger Bay and other regulatory assets totaled approximately $21 million for the nine months ended September 30, 1998. All amortization was recorded pursuant to the applicable regulatory orders. Excluding the accelerated amortization of the regulatory assets, the increase in depreciation and amortization expense was due to a higher overall plant balance, primarily resulting from the addition of the Tiger Bay facility.

Interest expense increased $.7 million and $20.4 million for the three and nine month periods ended September 30, 1998 compared to the same periods in 1997. The increase for both periods was a result of higher debt balances during 1998 due primarily to the issuance of $450 million of medium-term notes in July 1997 to fund the Tiger Bay acquisition and increased costs associated with the nuclear outage.


Florida Progress Diversified Operations

Florida Progress revenues from diversified operations were $20.3 million and $88.1 million higher for the three and nine months ended September 30, 1998 compared to the same period last year due primarily to increased revenues at Electric Fuels. In addition, diversified revenues for both the quarter and nine months ended September 30, 1998 reflect the absence of revenues from Mid-Continent, which was placed into receivership in the second quarter of 1997. (See Note 3 "Contingencies - Mid-Continent Life Insurance Company" contained herein.)

Electric Fuels earned $10.5 million, or $.11 per share, during the third quarter, compared with $9.1 million or $.09 per share, in 1997. The improvement in earnings was primarily attributable to improved results at the Inland Marine Transportation group.

Earnings for the Inland Marine Transportation group were up $1.3 million over the third quarter of 1997. The increased earnings were due to the expansion of the MEMCO barge fleet, as well as improvements in the barge freight rates as compared with the third quarter of 1997.

Electric Fuels' Rail Services group third quarter 1998 results increased approximately $.4 million compared with a year ago. The improved results were largely due to continued strong demand for railcar parts and services. Partially offsetting the earnings improvement were lower earnings from the recycling division. The recycling division was negatively impacted by a decline in market prices for scrap steel. Lower market prices have resulted from an increase in finished steel imports and a decline in scrap steel exports.

Electric Fuels' Energy and Related Services group earnings were essentially unchanged for the third quarter of 1998, compared with the third quarter of 1997.

For the nine month period ended September 30, 1998 Electric Fuels had earnings of $29.3 million, or $.30 per share, an increase in earnings of $7.7 million, or $.08 per share, over the same period in the prior year. The increase was due partially to the expanded barge fleet at the Inland Marine Transportation group, along with the return of normal river operating conditions in 1998. First quarter earnings in 1997 were adversely affected due to severe flooding along the Ohio and Mississippi rivers.

Acquisitions in 1997 and 1998 by the Rail Services Group, along with increased sales in trackwork and railcar parts and services, also contributed to the increase. Increased offshore barge deliveries from the Energy and Related Services group increased earnings for the nine month period, when compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Florida Power budgeted $294 million, excluding allowance for funds used during construction, for its 1998 construction program. This is expected to be financed by internally generated funds. During the first nine months of 1998, $191.6 million was spent on the construction program, financed primarily with funds from operations.

Florida Power announced on October 20, 1998, that it filed plans with the FPSC to build a second 500-megawatt generating unit at the Hines Energy Complex in Polk County. Florida Power plans to absorb the costs of the new combined-cycle unit in the current customer rates. Combined with the adjacent, nearly completed Hines Unit 1, Florida Power anticipates that the two units would produce up to 1,000 megawatts of power. Because of site synergies and economies of scale due to the existing Hines Unit 1, Florida Power is proposing that state regulators exercise their statutory authority and waive bid requirements for the project. If the required regulatory approvals are obtained as expected in early 1999, Florida Power anticipates that the new unit could be built in approximately three years and come on-line in 2001. The new plant is expected to be funded primarily with funds from operations.

In October 1998, Florida Power announced that it would redeem in November 1998 all of its outstanding $50 million principal amount of First Mortgage Bonds, 7 3/8% Series due June 1, 2002, at a redemption price of 100.93% of the principal amount thereof, together with accrued interest. Additionally, Florida Power announced that it would also redeem in November 1998 all of its outstanding $50 million principal amount of First Mortgage Bonds, 7 1/4% Series due November 1, 2002, at a redemption price of 100.86% of the principal amount thereof, together with accrued interest.

Florida Power's ratio of earnings to fixed charges was 3.73 for the twelve months ended September 30, 1998, as compared to 3.31 for the same period in 1997. (See Exhibit 12 filed herewith).

On August 6, 1998, MEMCO, a wholly-owned subsidiary of Electric Fuels, entered into a synthetic lease financing, accomplished via a sale and a leaseback, for an aggregate of approximately $175 million of inland river barges and $25 million of tow boats. The lessor, MEMCO Barge Line 1998 Trust ("MEMCO Trust"), is a special purpose Delaware business trust formed for the purpose of facilitating the financing. MEMCO Trust is obtaining the barges and towboats through the issuance of secured notes and trust certificates. On August 6, 1998, MEMCO Trust issued $69.3 million of secured notes with a coupon of 6.95% and a maturity date of June 30, 2014, and received certificate holder contributions of $40.7 million in respect of trust certificates yielding 7.70% with a maturity of June 30, 2014. MEMCO Trust acquired $110 million of barges and towboats from MEMCO with the proceeds from the sale of the secured notes and trust certificates. Charter (lease) payments to be made by MEMCO will be sufficient to cover the interest on the notes, yield on certificates and principal repayments during the term of the charter. MEMCO's charter payment obligations are 100% guaranteed by Progress Capital Holdings. A second closing in respect of the balance of $56.7 million of notes and $33.3 million of certificate holder contributions will be held in December 1998, the proceeds from which will be used to acquire the remaining $90 million of barges and towboats from MEMCO.

Effective November 1, 1998, Florida Progress converted its Progress Plus Stock Plan and the Savings Plan for Employees of Florida Progress Corporation to original issue shares from open market purchase shares. Florida Progress believes it may raise approximately $50 million of equity per year through this conversion. This is part of an overall capital structure management strategy to reduce the leverage of Florida Progress.

Progress Capital has a private $300 million medium-term note program providing for the issuance of notes with maturities ranging from nine months to 30 years. In October 1998, Progress Capital issued $70 million of two year, 5.47% fixed-rate medium-term notes. The proceeds will be used to pay down commercial paper and for general corporate purposes.

Electric Fuels continues to grow. For the nine months ended September 30,1998, Electric Fuels has made approximately $150 million in acquisitions, primarily in the rail services industry, and may make additional acquisitions of approximately $50 million before year end 1998.

Florida Progress and Florida Power believe their available sources of liquidity will be sufficient to fund their long-term and short-term capital requirements.

YEAR 2000

Florida Progress is in the process of addressing Year 2000 ("Y2K") issues and mitigating its risks. Y2K issues exist because, historically, many computer systems have used two digits to represent a year. With the change of the century, a two digit year may present calculation or sequencing errors in computer software and embedded technology.

Florida Progress has taken a comprehensive approach in developing its Y2K plans, which emphasizes the testing of every system, to the extent possible, dedicating resources and developing contingency plans. Florida Progress expects that preparations for Y2K issues, including contingency plans, will be completed by the end of the third quarter of 1999 for Florida Power and during the fourth quarter of 1999 for Electric Fuels. The following is a more detailed description of the methodology, priorities and planning to address Y2K concerns, as required by Securities and Exchange Commission Rules.

Florida Progress' methodology for identification and remediation of Y2K issues is a five step process which includes: (1) awareness (i.e., the communication of Y2K issues and their importance); (2) inventory (i.e., the itemized tabulation of all Y2K suspect software, infrastructure and embedded systems); (3) assessment and prioritization (i.e., performing an evaluation of all technology components, obtaining compliance certifications from suppliers, product vendors, and other third parties, to the extent possible, with which Florida Progress conducts business, reviewing interfaces, and categorizing identified issues as mission critical or not); (4) remediation and verification (i.e., correcting or upgrading systems and components and where possible, end-to-end testing); and
(5) contingency planning.

All areas of Florida Progress are involved in identifying and addressing software, infrastructure and embedded technology issues. The Information Technology ("IT") focus is on application and operating software, data storage capabilities and technology infrastructure (workstations, servers, voice and data networks, and communications equipment). Embedded systems are internal components used to control, monitor, or assist the operation of equipment, machinery, or plants. They are integral parts of systems, and in many cases their presence is not obvious. There are several categories of embedded systems, including microprocessors found in such devices as temperature sensors, circuit breakers, flow controllers, switchgear, telephone exchanges, and computer systems used in manufacturing or process control, where the computer is connected to plant or machinery in order to control it.

Florida Power began planning for Y2K in 1996, by inventorying and assessing traditional IT supported applications and infrastructure. In 1997, the scope was expanded to encompass embedded microprocessors within its power generation, delivery, and customer service areas. The scope has been further expanded in 1998 to include verifying the readiness of the transmission grid, vendors, suppliers and customers.

Florida Progress has identified mission critical processes that have been given the highest level of priority and is currently focusing its efforts on verifying the Y2K readiness of those systems. These are the systems or processes that provide for the generation and delivery of energy. Systems that provide for the monitoring and control of the electric grid, generating plant output and safety have been given the highest priority. Additional systems that have been given a critical status are the plant process control activities, security and telecommunications. The customer service system has also been given a priority status.

Florida Power has completed the inventory and assessment of all IT and the mission critical embedded technology, with the remainder of the embedded technology to be completed by the end of the first quarter 1999. The generation, distribution, and customer service embedded systems are currently in the assessment and remediation phases. Electric Fuels' IT, as well as coal, marine and rail embedded systems, are currently in the inventory and assessment phases.

Remediation, verification, and contingency planning for all Florida Power systems is anticipated to be completed by the end of the third quarter 1999, and for Electric Fuels by the end of the fourth quarter of 1999.

The Florida Progress Y2K effort is overseen by the Vice President, Information Technology of Florida Power, who provides status reports to the Board of Directors and outside regulatory agencies and other entities such as the FPSC, the Nuclear Regulatory Commission ("NRC"), and the North American Electric Reliability Council ("NERC").

Florida Progress is in the process of developing corporate-wide contingency plans and incorporating assumptions consistent with similar businesses within its region. Due to the speculative nature of contingency planning, however, Florida Progress cannot insure the extent to which such plans will in fact mitigate the risk of material impacts on Florida Progress' operations due to Y2K issues.

Florida Progress is in the process of identifying and assessing third party vulnerabilities. Highest vulnerabilities from third party vendors for Florida Power exist in the fuel supply and telecommunications industries. Florida Power has begun a program of working with these vendors to try to determine potential risks and Y2K readiness. Also, Florida Power is working with industry groups such as the Florida Reliability Coordinating Council, Nuclear Energy Institute / Nuclear Utility Software Management Group, and Electric Power Research Institute to ensure the safety and reliability of power generation and the integrity of the transmission grid. In addition, Florida Power has initiated and participated in utility sharing strategy sessions to identify issues with third parties. Florida Power has also begun to request status information from significant vendors to determine potential third party Y2K risk.

Florida Progress' current estimate of the total costs of addressing Y2K issues, including expenses to remedy both embedded systems and computer information systems, is between $15 million and $25 million. No Florida Progress systems were replaced on an accelerated basis due to the Y2K issue. To date, no material IT projects have been postponed. Through the third quarter of 1998, Florida Progress has spent a total of approximately $3 million to remedy the Y2K issue. These costs have been expensed as incurred. Florida Progress expects to incur approximately an additional $2 million, to address Y2K issues, through the end of 1998. Comparatively, the estimate of $25 million is equal to approximately 75% of the typical yearly Florida Progress IT budget excluding Y2K costs. Costs associated with the Y2K project are currently, and are expected to continue to be, funded from general corporate funds. As Florida Progress continues to address its systems and as the remediation and contingency planning phases of its compliance efforts progress, the estimated costs of Y2K compliance may increase.


In the electric utility industry, there are many computers and software programs that may have Y2K issues, as well as a multitude of individual computer chips within equipment that may have Y2K implications. Computers and computer chips are used in power plants that generate electricity, in systems that handle billing and customer information, and in many other common devices such as telephones, security systems, and building elevators. While the potential effects could be widespread, the exact nature of those effects is unknown, Florida Progress does not expect the potential effect to be severe or widespread. Florida Progress is making every effort to remediate issues and provide contingency plans for the possibility of any disruption that could occur. Nevertheless, achieving Y2K readiness is subject to various risks and uncertainties, many of which are described above. It is difficult to provide a detailed, meaningful description of the most reasonably likely worst case Y2K scenarios. Florida Progress is not able to predict all of the factors that could cause actual results to differ materially from its current expectations as to its Y2K readiness. If Florida Progress or third parties with whom it has significant business relationships, fail to achieve Y2K readiness with respect to critical systems, there could be a material adverse impact on Florida Progress' financial position, results of operations, and cash flows. However, based on the milestones that have been achieved to date and the planned completion of the Y2K project, Florida Progress is confident that it is taking the necessary steps to minimize the impact of Y2K.

 "SAFE HARBOR" STATEMENT UNDER
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward looking statements, including projections regarding the proportionate liability for cleaning up certain environmental sites; the effect of certain legal proceedings on the operations of Mid-Continent and Florida Progress; the costs associated with, and the time table for implementation of, Florida Progress' plan to prepare its information technology systems and embedded technology for the Y2K issue; and Electric Fuels' acquisitions.

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

Key factors that have a direct impact on the ability to attain these projections include continued annual growth in customers, successful cost containment efforts, the ability of Florida Progress and third party vendors, suppliers and customers to mitigate risks associated with the Y2K issue, and the efficient operation of Florida Power's existing and future generating units. In addition, in developing its forward-looking statements, Florida Progress has made certain assumptions relating to information technology and productivity improvements and the favorable outcome of various commercial, legal and regulatory proceedings and the lack of disruption to its markets.

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

A hypothetical 55 basis point increase in interest rates (10% of Florida Progress weighted average interest rate) affecting its variable rate debt ($674.8 million at September 30, 1998) would have an immaterial effect on Florida Progress' pre-tax earnings over the next fiscal year. A hypothetical 10% decrease in interest rates would also have an immaterial effect on the estimated fair value of Florida Progress' long-term debt at September 30, 1998.

Commodity Price Risk

Currently, at Florida Power, commodity price risk due to changes in market conditions for fuel and purchased power are recovered through the fuel adjustment clause, with no effect on earnings.

Electric Fuels is exposed to commodity price risk through coal sales, the scrap steel market and fuel for its marine transportation business. A 10% change in the market price of those commodities would have an immaterial effect on the earnings of Florida Progress.

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

          In re: Petition for Declaratory Statement That Energy Payments Are Limited to Analysis of Avoided Unit's Contractually Specified Characteristics, Florida Public Service Commission, Docket No. 980283-EQ.

          See prior discussion of this matter in the 1997 Form 10-K, Item 3, paragraph 2, the first quarter 1998 Form 10-Q, Part 2, Item 1, paragraph 2 and the second quarter 1998 Form 10-Q, Part 2, Item 1, paragraph 3. On September 14, 1998 the federal court affirmed the order granting Florida Power's Motion for Summary Judgment. In response, the plaintiffs have filed an appeal. On October 6, 1998, the FPSC denied the Florida Power Motion for Declaratory Statement.

      2. NCP Lake Power, Inc. ("Lake") v. Florida Power Corporation, Florida Circuit Court, Fifth Judicial Circuit for Lake County, Case No. 9402354-CA-01.

          In re: Petition for Expedited Approval of Settlement Agreement With Lake Cogen, Ltd., Public Service Commission, Docket No. 961477-EQ.

          In re: Petition for Declaratory Statement Regarding the Negotiated Contract for Purchase of Firm Capacity and Energy between Florida Power Corporation and Lake Cogen, Ltd., Florida Public Service Commission, Docket No. 980509-EQ.

          See prior discussion of this matter in the 1997 Form 10-K, Item 3, paragraph 3, and the first quarter 1998 Form 10-Q, Part 2, Item 1, paragraph 3. On April 9, 1998, Florida Power filed a petition with the FPSC for a Declaratory Statement. Florida Power is seeking a determination that energy payments due pursuant to the negotiated contract are limited to amounts derived from an analysis of avoided costs, based exclusively upon the contractually specified characteristics. On October 6, 1998 the FPSC denied the petition.

          In the Circuit Court action, a pre-trial conference was held on October 1, 1998 and Court mandated mediation was conducted on October 6, with the parties reaching impasse. The bench trial began on November 2, 1998, and is ongoing.

     3. In re: Standard Offer Contract for the purchase of firm capacity and energy from a qualifying facility between Panda-Kathleen, L.P. ("Panda") and Florida Power Corporation, FPSC Docket No. 950110-EI.

          See prior discussion of this matter in the 1997 Form 10-K, Item 3, paragraph 4, the first quarter 1998 Form 10-Q, Part 2, Item 1, paragraph 1 and the second quarter 1998 Form 10-Q, Part 2, Item 1, paragraph 2. On August 19, 1998, the Florida Supreme Court denied Panda's petition for Writ of Certiorari, based on a lack of jurisdiction. This concludes this matter for reporting purposes.

     4. Wanda L. Adams, et al. v. Florida Power Corporation and Florida Progress Corporation, U.S. District Court, Middle District of Florida, Ocala Division, Case No. 95-123-C.V.-OC-10.

          See prior discussion of this matter in the 1997 Form 10-K, Item 3, paragraph 5 and the second quarter 1998 Form 10-Q, Part 2, Item 1, paragraph 4. On August 10, 1998, Florida Power filed a Motion to Decertify the class. The plaintiffs filed their response in opposition to the Florida Power motion on September 30, 1998. On October 12, 1998, Florida Power filed a motion for summary judgment on its counterclaim and on the state law claims of 69 plaintiffs. A hearing date for the motion has not yet been set. The number of plaintiffs remains at 116, but 4 of those plaintiffs have had their federal claims dismissed.

     5. Florida Power Corporation v. United States ("Government"), U.S. Court of Federal Claims, Civil Action No. 96-702C.

          Consolidated Edison Co., et al v. United States ("Government"), United States District Court, Southern District of New York, Case No.98-CIV-4115.

          See prior discussion of the Court of Claims case in the 1997 Form 10-K,Item 3, paragraph 6 and the second quarter 1998 Form 10-Q, Part 2, Item 1, paragraph 6. On September 4, 1998, Florida Power and the Government filed a joint status report concerning the "most appropriate course for this litigation" as required by the Judge. Florida Power is seeking a further stay of the Court of Federal Claims action, which the government opposes, pending resolution of the Consolidated Edison Co. case. On October 19, 1998 Florida Power filed an Amended Complaint and Motion to Stay.

          In August 1998, the utilities in the Consolidated Edison Co. case filed an Amended Complaint adding several additional utilities as plaintiffs. On August 26, 1998, the government filed a motion for stay, pending resolution of the federal claims litigation.

     6.    Sanford Gasification Plant Site, Sanford, Florida.

           See prior discussion of the Court of Claims case in the 1997 Form 10-K, Item 3, paragraph 8, the first quarter 1998 Form 10-Q, Part 2,
           Item 1, paragraph 4 and Notes to the Financial Statements "Contingencies" contained herein. On September 25, 1998, the EPA formally approved the PRP RI/FS Work Plan. Upon completion of the RI/FS, EPA will advise the PRP's to what extent the contamination may be attributable to previous operations at the site. The RI/FS field work is expected to be completed by the end of 1998 with a final Treatability Study report expected to be finalized by August 1999.

     7. Northern States Power Company et al. v. United States Department of Energy ("DOE"), U.S. Court of Appeals for the D.C. Circuit, Case No. 97-1065.

          See prior discussion of this matter in the 1997 Form 10-K, Item 3, paragraph 9 and the second quarter 1998 Form 10-Q, Part 2, Item 1, paragraph 5. On May 5, 1998, the Court denied Florida Power's and 40 other utilities' Motion to Enforce the previously issued mandate. The utilities were seeking, among other things, an order to bar the use by the DOE of Nuclear Waste Fund fees. Several State Commissions filed a petition for a Writ of Certiorari with the U.S. Supreme Court seeking a review of the Circuit Court's denial of the motion to enforce the Northern States Power Company mandate. Florida Power has chosen not to join in this action. This concludes this matter for reporting purposes.

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

          Mid-Continent Life Insurance Company v. Robert H. Guilliland, Jr., Phillip D. Hart, Mcafee & Taft, a Professional Corporation, James L. Harlin, Progress Capital Holdings, Inc. and Florida Progress Corporation, a Florida corporation, District Court of Oklahoma County, State of Oklahoma. Case No. CJ-98-6595-65.

          See prior discussion of this matter in the 1997 Form 10-K, Item 3, paragraph 10, the first quarter 1998 Form 10-Q, Part 2, Item 1, paragraph 5 and the second quarter 1998 Form 10-Q, Part 2, Item 1, paragraph 8. and Notes to the Financial Statements - "Contingencies" contained herein. Mid-Continent has notified the court that it has prepared a revised rehabilitation plan. The plan will be presented in detail in November 1998. Mid-Continent has also proposed that bids from all interested parties be sought for purchase of the entire company and evaluated in an open process. The Judge has agreed to this process, rejecting the Commissioner's proposal for third-party, sealed bids from only Oklahoma-licensed insurers.

          A new lawsuit was filed on September 1, 1998, against Florida Progress, Progress Capital, James Harlin and Mid-Continent's local counsel, the McAfee & Taft law firm and two of its attorneys, Bob Gilliland and Phil Hart. The Commissioner has on seven different occasions, two of them to the Oklahoma Supreme Court, unsuccessfully argued that as Receiver for Mid-Continent, only he can engage attorneys to represent Mid-Continent in the receivership proceedings. Thus, the lawsuit claims legal malpractice against the law firm and attorneys for taking unauthorized actions on behalf of Mid-Continent and conspiracy to commit malpractice against the other defendants. The suit seeks damages and injunctive relief. Florida Progress believes this case is without merit and will vigorously defend itself.

      9. ABC Rail Products Corporation ("ABC")v. Progress Rail Services Corporation ("Progress Rail")and Louisville Scrap Material Co., Inc., U.S. District Court, Northern District of Illinois, Eastern
           Division, Civ. Action No. 98C3663.

           See prior discussion of this matter in the second quarter 1998 Form 10-Q, Part 2, Item 1, paragraph 10. On August 17, 1998, the court denied ABC's Motion for a preliminary injunction pending trial. On August 14, 1998, ABC filed a motion to dismiss Progress Rail's counterclaims. On September 10,1998, the court, on its own motion, dismissed Progress Rail's counterclaims without prejudice because the claims are not "causally or factually, temporally, or otherwise related to the Progress-Louisville merger". Discovery is continuing, and the case is on the May, 1999 trial calendar.

      10. In Re: Joint Petition for Determination of Need for an Electrical Power Plant in Volusia County by the Utilities Commission, City of New Smyrna Beach, and Duke Energy New Smyrna Beach Power Company Ltd.,L.L.P. Public Service Commission, Docket No. 981042-EM.

           On August 28, 1998, Duke Energy New Smyrna Beach Power Company and the Utilities Commission of New Smyrna Beach filed a petition with the FPSC seeking a determination of need to build a 514 megawatt combined cycle electric power plant with an in-service date of November 1, 2001. On September 8, 1998 Florida Power filed a Motion to Intervene and a Motion to Dismiss in that action. On October 5, 1998, Florida Power's Motion to Intervene was granted. Florida Power believes that granting the petition would profoundly restructure Florida's statutorily mandated approach to planning and siting generating capacity by contradicting a long standing Public Service Commission interpretation of the Florida Power Plant Siting Act that has been affirmed by the Florida Supreme Court. It would also raise a host of significant related policy issues that are beyond the scope of this proceeding. A hearing is scheduled for December 2, 1998.

      11.  In Re: Petition of Florida Power Corporation for Waiver of Rule 25-
           22.082 F.A.C. Selection of Generating Capacity, Florida Public Service Commission, Docket No. 98-1360-EI.

           On October 20, 1998, Florida Power filed a Petition with the FPSC seeking a waiver of the Commission rules which require an electric utility to solicit and evaluate bids for new generating capacity as a prerequisite to constructing a power plant with capacity in excess of 75 Megawatts. This petition was filed to facilitate the start of building a second unit at the Hines Energy Complex in Polk County. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-New Plant".

Item 5 .          Other Information.

1. Executive and Officer Changes

Stanley I. Garnett, Executive Vice President of Florida Progress, retired from Florida Progress in August 1998. Mr. Garnett joined Florida Progress in 1997. Florida Progress has not named a successor.

2. Strategic Alliances

On October 1, 1998, Florida Progress, Cinergy Corporation, and New Century Energies formed Centrus, LLP. Centrus was established to develop products and services for residential and small business customers, including the billing and service conveniences of a "one-stop" utility and telecommunications provider. The first offering, long distance services, is being made available in a selected Florida Power market in October 1998. Centrus is the second joint venture formed by Florida Progress, New Century Energies and Cinergy Corporation.

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

     (b)  Reports on Form 8-K:

           During the third quarter 1998, Florida Progress and Florida Power filed the following reports on Form 8-K:

           Form 8-K dated July 16, 1998, reporting under Item 5 "Other Events" the second quarter 1998 earnings.

           In addition, Florida Progress and Florida Power filed the following report on Form 8-K subsequent to the third quarter 1998:

           Form 8-K dated October 16, 1998, reporting under Item 5 "Other Events" the third quarter 1998 earnings and a litigation update.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of each of the undersigned on behalf of each listed company shall be deemed to relate only to matters having reference to such company.

                                                  FLORIDA PROGRESS CORPORATION

                                                  FLORIDA POWER CORPORATION


Date: November 12, 1998                           /s/ John Scardino, Jr.
                                                  -----------------------------
                                                  John Scardino, Jr.
                                                  Vice President and Controller



Date: November 12, 1998                           /s/ Jeffrey R. Heinicka
                                                  -----------------------------
                                                  Jeffrey R. Heinicka
                                                  Senior Vice President and
                                                  Chief Financial Officer