Form 10-K
period 1998-12-31
FLORIDA PROGRESS CORP; FLORIDA POWER CORP /
filed 1999-03-19
CIK 357261, 37637

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998
                                         OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from                    to
                                                                     I.R.S.
                 Exact name of each Registrant as specified in      Employer
  Commission     its charter, state of incorporation, address    Identification
   File No.      of principal executive offices, telephone           Number
--------------   ----------------------------------------------  ---------------
   1-8349        FLORIDA PROGRESS CORPORATION                       59-2147112
                 A Florida Corporation
                 One Progress Plaza
                 St. Petersburg, Florida 33701
                 Telephone (727) 824-6400

   1-3274        FLORIDA POWER CORPORATION                          59-0247770
                 A Florida Corporation
                 One Progress Plaza
                 St. Petersburg, Florida 33701
                 Telephone (727) 820-5151

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] (continued)

The aggregate market value of the voting stock held by non-affiliates of Florida Progress Corporation as of December 31, 1998 was $4,288,659,140 (determined by subtracting the number of shares held by directors and executive officers of Florida Progress Corporation from the total number of shares outstanding, then multiplying the difference times the closing sale price from the New York Stock Exchange Composite Transactions).

The aggregate market value of the voting stock held by non-affiliates of Florida Power Corporation as of February 28, 1999 was $-0-. As of February 28, 1999, there were issued and outstanding 100 shares of Florida Power Corporation's common stock, without par value, all of which were held, beneficially and of record, by Florida Progress Corporation.

The number of shares of Florida Progress Corporation common stock without par value outstanding as of December 31, 1998 was 97,336,826.


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for Florida Progress Corporation dated March 11, 1999, relating to the 1999 Annual Meeting of Shareholders, are incorporated by reference in Part III hereof.

                         ----------------------------

This combined Form 10-K represents separate filings by Florida Progress Corporation and Florida Power Corporation. Florida Power Corporation makes no representations as to the information relating to Florida Progress Corporation's diversified operations.

                                 TABLE OF CONTENTS


PART I.

     Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . .   1
     Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . .  11
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . .  15
     Item 4.   Submission of Matters to a Vote of
                Security Holders . . . . . . . . . . . . . . . . . . .  21

PART II.

     Item 5.   Market for the Registrants' Common Equity
                 and Related Stockholder Matters . . . . . . . . . . .  22
     Item 6.   Selected Financial Data . . . . . . . . . . . . . . . .  23
     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . .  24
     Item 7a.  Quantitative and Qualitative Disclosures About
                 Market Risks. . . . . . . . . . . . . . . . . . . . .  41
     Item 8.   Financial Statements and Supplementary Data . . . . . .  42
                 Combined Report of Independent Certified Public
                   Accountants . . . . . . . . . . . . . . . . . . . .  42
                 Consolidated Financial Statements of Florida Progress  43
                 Financial Statements of Florida Power . . . . . . . .  48
                 Combined Notes to the Financial Statements. . . . . .  53
                 Quarterly Financial Data (unaudited). . . . . . . . .  74
     Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure . . . . . . . . .  74

PART III.

     Item 10.  Directors and Executive Officers of the Registrants . .  75
     Item 11.  Executive Compensation. . . . . . . . . . . . . . . . .  77
     Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management. . . . . . . . . . . . . . . . . . . . . .  81
     Item 13.  Certain Relationships and Related Transactions. . . . .  82

PART IV.

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K. . . . . . . . . . . . . . . . . . . . . .  82

     Signatures - Florida Progress Corporation . . . . . . . . . . . .  89
     Signatures - Florida Power Corporation. . . . . . . . . . . . . .  91

     Financial Statement Schedules . . . . . . . . . . . . . . . . . .  93

                                GLOSSARY

     When used herein, the following terms will have the meanings indicated:

       TERM                                   MEANING

1935 Act. . . . . . . . . . . . .Public Utility Holding Company Act of 1935
ABC . . . . . . . . . . . . . . .ABC Rail Products Corporation
AOC . . . . . . . . . . . . . . .Administrative Order on Consent
AST . . . . . . . . . . . . . . .Advanced Separation Technologies, Incorporated
Btu . . . . . . . . . . . . . . .British thermal units
CAAA. . . . . . . . . . . . . . .Clean Air Act Amendments of 1990
Calgon. . . . . . . . . . . . . .Calgon Carbon Corporation
CERCLA or Superfund . . . . . . .Comprehensive Environmental Response
                                   Compensation and Liability Act
Commissioner. . . . . . . . . . .Insurance Commissioner of the State of Oklahoma
CR3 or the nuclear plant . . . . .Florida Power's nuclear generating plant,
                                   Crystal River Unit No. 3
Dade. . . . . . . . . . . . . . .Metropolitan Dade County
DOE . . . . . . . . . . . . . . .United States Department of Energy
Echelon . . . . . . . . . . . . .Echelon International Corporation
Electric Fuels. . . . . . . . . .Electric Fuels Corporation
EMF . . . . . . . . . . . . . . .electromagnetic fields, or electric and magnetic fields
EPA . . . . . . . . . . . . . . .United States Environmental Protection Agency
EPS . . . . . . . . . . . . . . .Earnings per share
FDEP. . . . . . . . . . . . . . .Florida Department of Environmental Protection
FERC. . . . . . . . . . . . . . .Federal Energy Regulatory Commission
Financial Statements. . . . . . .Florida Progress' Consolidated Financial
                                   Statements  and  Florida  Power's   Financial
                                   Statements, for the year ended December 31, 1998 contained under Item 8 herein
Florida Power or the utility. . .Florida Power Corporation
Florida Progress. . . . . . . . .Florida Progress Corporation
FOCAS . . . . . . . . . . . . . .FOCAS, Inc.
FPSC. . . . . . . . . . . . . . .Florida Public Service Commission
FRCC. . . . . . . . . . . . . . .Florida Reliability Coordinating Council
Georgia Power . . . . . . . . . .Georgia Power Company
KV. . . . . . . . . . . . . . . .kilovolts
KVA . . . . . . . . . . . . . . .kilovolt amperes
KWH . . . . . . . . . . . . . . .kilowatt hours
Lake. . . . . . . . . . . . . . .NCP Lake Power, Inc.
Louisville. . . . . . . . . . . .Louisville Scrap Material Co., Inc.
LTIP. . . . . . . . . . . . . . .Florida Progress Long-Term Incentive Plan
MD&A. . . . . . . . . . . . . . .Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
MEMCO . . . . . . . . . . . . . .MEMCO Barge Line, Inc.
MICP. . . . . . . . . . . . . . .Management Incentive Compensation Plan
Mid-Continent . . . . . . . . . .Mid-Continent Life Insurance Company
Montenay. . . . . . . . . . . . .Montenay Power Corporation
MW. . . . . . . . . . . . . . . .megawatts
NEIL. . . . . . . . . . . . . . .Nuclear Electric Insurance Limited
NERC. . . . . . . . . . . . . . .North American Electric Reliability Council
NRC . . . . . . . . . . . . . . .United States Nuclear Regulatory Commission
PCBs. . . . . . . . . . . . . . .polychlorinated biphenyls
Progress Capital. . . . . . . . .Progress Capital Holdings, Inc.
Progress Credit . . . . . . . . .Progress Credit Corporation
Progress Rail . . . . . . . . . .Progress Rail Services Corporation

Proxy Statement . . . . . . . . .The definitive proxy statement dated March 11,
                                   1999, relating to Florida Progress' 1999
                                   Annual Meeting of Shareholders
PRP . . . . . . . . . . . . . . .potentially responsible party, as defined in
                                   CERCLA
PURPA . . . . . . . . . . . . . .Public Utility Regulatory Policies Act of 1978
QFs . . . . . . . . . . . . . . .qualifying facilities
Retirement Plan . . . . . . . . . Florida Progress Corporation Retirement Plan
for Exempt and Nonexempt Employees
RI/FS . . . . . . . . . . . . . .Remedial Investigation and Feasibility Study
Sanford site. . . . . . . . . . .gasification plant site, Sanford, Florida
SEC . . . . . . . . . . . . . . .United States Securities and Exchange
                                   Commission
Seminole. . . . . . . . . . . . .Seminole Electric Cooperative, Inc.
SERP. . . . . . . . . . . . . . .Florida Progress Corporation Supplemental
Executive Retirement Plan
SNF . . . . . . . . . . . . . . .spent nuclear fuel
Title VI. . . . . . . . . . . . .Title VI, Acid Rain Control
TRI . . . . . . . . . . . . . . .Toxic Release Inventory

                                 PART I

ITEM 1.  BUSINESS
                              FLORIDA PROGRESS


Florida Progress Corporation ("Florida Progress", which term includes consolidated subsidiaries unless otherwise indicated), is a diversified electric utility holding company. Florida Progress' revenues for the year ended December 31, 1998, were $3.6 billion and assets at year-end were $6.2 billion. Its principal executive offices are located at One Progress Plaza, St. Petersburg, Florida 33701, telephone number (727) 824-6400. The Florida Progress home page on the Internet's World Wide Web is located at http://www.fpc.com. Florida Progress was incorporated in Florida on January 21, 1982.

     Florida Progress defines its principal business segments as utility and diversified operations. Florida Power Corporation ("Florida Power" or "the utility"), Florida Progress' largest subsidiary, is the utility segment and encompasses all regulated public utility operations. (See Item 1 "Business Utility Operations - Florida Power".) Progress Capital Holdings, Inc. ("Progress Capital") is the downstream holding company for Florida Progress' diversified subsidiaries which consolidates the financing of non-utility operations. The diversified operations segment includes Electric Fuels Corporation ("Electric Fuels"), an energy and transportation company. The primary segments of Electric Fuels are: Energy and Related Services, Rail Services, and Inland Marine Transportation. (See Item 1 "Business-Diversified Operations.") For information concerning the revenues, operating profit and assets attributable to Florida Progress' business segments, see Note 8 to Florida Progress' consolidated financial statements and Florida Power's financial statements for the year ended December 31, 1998, contained herein under Item 8 (the "Financial Statements"). Cash from operations has been the primary source of working capital for Florida Progress. (See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") under the heading "Liquidity and Capital Resources.")

     Florida Progress is a public utility holding company under the Public Utility Holding Company Act of 1935 ("1935 Act"). Florida Progress is exempt from registration with the United States Securities and Exchange Commission ("SEC") under the 1935 Act and attendant regulation because its utility operations are primarily intrastate.

                    UTILITY OPERATIONS - FLORIDA POWER

Florida Power was incorporated in Florida in 1899, and is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity. Florida Power has a system generating capacity of 7,727 megawatts ("MW"). In 1998, the utility accounted for 73% of Florida Progress' consolidated revenues, 80% of its assets and 89% of its net income.

Florida Power provided electric service during 1998 to an average of 1.3 million customers in west central Florida. The service area covers approximately 20,000 square miles and includes the densely populated areas around Orlando, as well as the cities of St. Petersburg and Clearwater. Of Florida Power's 1998 electric revenues billed, approximately 55% were derived from residential sales, 23% from commercial sales, 8% from industrial sales, 8% from wholesale sales and 6% from other retail sales. Important industries in the territory include phosphate and rock mining and processing, electronics design and manufacturing, and citrus and other food processing. Other important commercial activities are tourism, health care, construction and agriculture.

COMPETITION

For a general discussion of Florida Power and competition, see Item 7 "MD&A" under the headings "Industry Restructuring" and "Industry Restructuring - Florida Progress' Strategic Initiatives".

In March 1999, the Florida Public Service Commission ("FPSC") approved the petition by Duke Energy to build a merchant plant in New Smyrna Beach, Florida. The unit will have the capability to produce approximately 500 MW of power. The output will be sold in the wholesale power market. (See Item 3 "Legal Proceedings", paragraph 11.)

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

                           ENERGY MIX PERCENTAGES

                 Fuel Type            1998   1997   1996
                 ---------            ----   ----   ----
                 Coal                  38%    45%    43%
                 Oil                   20%    18%    16%
                 Nuclear*              15%     0%     6%
                 Gas                    6%     6%     3%
                 Purchased Power       21%    31%    32%

* See "NUCLEAR" below for information regarding an extended outage at Florida Power's nuclear generating plant beginning in September 1996 and continuing until February 1998.

Florida Power is generally permitted to pass the cost of recoverable fuel and purchased power to its customers through fuel adjustment clauses. In June 1997, Florida Power reached an agreement with all parties who intervened, which was approved by the FPSC, regarding costs related to its extended nuclear outage. This agreement resulted in charges to Florida Power's 1997 results. (See Note 9 to the Financial Statements.)

The future prices for and availability of various fuels discussed in this report cannot be predicted with complete certainty. However, Florida Power believes that its fuel supply contracts, as described below, will be adequate to meet its fuel supply needs.

Florida Power's average fuel costs per million British thermal units ("Btu") for each year of the five-year period ended December 31, 1998, were as follows:

                                   AVERAGE FUEL COST
                                   (per million Btu)

                                1998    1997   1996    1995    1994

             Coal              $1.89   $1.91   $1.91   $1.93   $1.96
             Oil                2.18    2.75    2.80    2.70    2.39
             Nuclear             .46     --      .50     .49     .55
             Gas                3.22    2.87    2.78    1.98    2.46
             Weighted Average   1.81    2.24    2.04    1.69    1.75

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

NUCLEAR: Florida Power has one nuclear generating plant, Crystal River Unit No. 3 ("CR3" or "the nuclear plant"). After completing a record performance in 1995 by achieving a capacity factor of 100%, CR3 was shut down for much of 1996 and all of 1997. Beginning in February 1996, the plant underwent a scheduled refueling outage that lasted until May 1996, when the plant returned to service. In September 1996, an oil pressure problem in the main turbine forced the plant to shut down until repairs could be made. After the repairs were completed in October, the plant remained down while certain backup safety system design issues were addressed. CR3 returned on-line in February 1998 and achieved a capacity factor of 100% for the remaining portion of 1998. For more information regarding the outage, see Item 7 "MD&A - Operating Results" and Note 9 to the Financial Statements.

Nuclear fuel is processed through four distinct stages. Stage I and Stage II involve the mining and milling of the natural uranium ore to produce a concentrate and the conversion of this uranium concentrate into uranium hexafluoride. Stage III and Stage IV entails the enrichment of the uranium hexafluoride, and the fabrication of the enriched uranium hexafluoride into usable fuel assemblies. Florida Power has contracts in place which provide for a supply of enriched uranium and fuel fabrication through 2004.

It will be necessary for Florida Power to enter into future fuel contracts to cover the differences between the total unit lifetime requirements of CR3 and the requirements covered by existing contracts. Although no assurances can be given as to the future availability or costs of such contracts, Florida Power expects that future contract commitments will be obtained at the appropriate time.

Spent nuclear fuel ("SNF") is stored at CR3 pending disposal under a contract with the United States Department of Energy ("DOE"). (See Note 4 to the Financial Statements.) At the present time, Florida Power has facilities on site for the temporary storage of SNF generated through the year 2011. Florida Power will expand the capacity of its facilities on site in 2000 to allow for the temporary storage of SNF generated through the end of the license in 2016.

Florida Power and 15 other utilities are involved in litigation against the United States challenging certain retroactive assessments imposed by the federal government on domestic nuclear power companies to fund the decommissioning and decontamination of the government's uranium enrichment facilities. (See Item 5 "Legal Proceedings", paragraph 4.)

COAL:  Florida Power  anticipates a requirement of approximately  5.0 million to
5.5 million tons of coal in 1999. Most of the coal is expected to be supplied from the Appalachian coal fields of the United States. Approximately two-thirds of the coal is expected to be delivered by rail and the remainder by barge. The coal is supplied by Electric Fuels pursuant to contracts between Florida Power and Electric Fuels which expire in 2002 and 2004. (See Note 11 to the Financial Statements.)

For 1999, Electric Fuels has long-term contracts with various sources for approximately 40% of the coal requirements of Florida Power's coal units. These long-term contracts have price adjustment provisions. Electric Fuels expects to acquire the remainder in the spot market and under short-term contracts. Electric Fuels does not anticipate any problems obtaining the remaining Florida Power requirements for 1999 through short-term contracts and purchases in the spot market. (See Note 11 to the Financial Statements.)

PURCHASED POWER: Florida Power, along with other Florida utilities, buys and sells economy power through the Florida energy brokering system. In addition, Florida Power has long-term contracts for the purchase of approximately 460 MW of purchased power with other utilities, including a contract with The Southern Company for approximately 400 MW. Also, Florida Power has entered into purchased power contracts with certain qualifying facilities ("QFs") for approximately 871 MW of capacity. Facilities representing approximately 831 MW of the 871 MW have come on line and are currently operating. The capacity currently available from QFs represents about 9% of Florida Power's total system capacity. The purchased power component was reduced in 1997 primarily through the purchase of the Tiger Bay Cogeneration Facility. (See Item 2 "Properties - Utility Operations", Item 7 "MD&A - Fuel and Purchased Power" and Note 9 to the Financial Statements.)

REGULATORY MATTERS AND FRANCHISES

Florida Power is subject to the jurisdiction of the FPSC with respect to retail rates, customer service, planning, construction of facilities, accounting, issuance of securities and other matters. In addition, Florida Power is subject to regulation by the Federal Energy Regulatory Commission ("FERC") with respect to transmission and sales of wholesale power, accounting and certain other matters. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service plus a reasonable rate of return on its equity. Increased competition, as a result of industry restructuring, may affect the ratemaking process. (See
Item 7 "MD&A - Industry Restructuring".)

The FPSC oversees the retail sales of the state's investor-owned utilities. The FPSC authorizes retail "base rates" that are designed to provide a utility with the opportunity to earn a specific rate of return on its "rate base", or average investment in utility plant. These rates are intended to cover all reasonable and prudent expenses of utility operations and to provide investors with a fair rate of return. The FPSC generally allows utilities to recover fuel, purchased power and conservation costs through an adjustment charge on monthly electric bills. In June 1997, a settlement agreement pertaining to the extended nuclear outage, with all parties who intervened, was approved by the FPSC. The parties to the agreement agreed not to seek or support any increase or reduction in Florida Power's base rates or the authorized range of its return on equity during a four year period beginning in mid-1997. For additional information on this agreement, see Note 9 to the Financial Statements. In other regulatory matters, beginning in 1995, the FPSC ordered Florida Power to conduct a three-year test of revenue decoupling for its residential customers. This test ended December 31, 1997. (See Item 7 "MD&A - Utility Revenues and Sales" and
Note 1 to the Financial Statements.) In December 1998, Florida Power received approval from the FPSC to defer non-fuel revenues towards the development of a plan that would allow customers to realize benefits earlier than if they are used to accelerate the amortization of the Tiger Bay regulatory asset. (See Note 9 to the Financial Statements.) Florida Power is interconnected with 22 municipal and 9 rural electric cooperative systems. Major wholesale power sales customers include Seminole Electric Cooperative, Inc. ("Seminole"), Florida Municipal Power Agency and Reedy Creek Utilities District. During 1998, about 8% of Florida Power's electric revenues were from wholesale customers whose rates are subject to the jurisdiction of the FERC. For further information with respect to rates, see Note 9 to the Financial Statements.

Florida Power's CR3 nuclear plant is subject to regulation by the United States Nuclear Regulatory Commission ("NRC"). The NRC's jurisdiction encompasses broad supervisory and regulatory powers over the construction and operation of nuclear reactors, including matters of health and safety, antitrust considerations and environmental impact. Florida Power currently has a 90.4% ownership interest in CR3. The purchase of the ownership interest of the city of Tallahassee (1.3%) is currently awaiting regulatory approval from the FPSC, FERC, and NRC. It is anticipated the purchase will be complete in the third quarter of 1999. There is no capital expenditure related to this purchase. (See Note 4 to the Financial Statements.)

By virtue of state and municipal legislation, Florida Power holds franchises with varying expiration dates in nearly all municipalities in which it distributes electric energy. Approximately 40% of total utility revenues in 1998 is covered under the terms of 111 franchise agreements with various municipalities. The general effect of these franchises is to grant Florida Power the right to enter upon and use streets, alleys and other public places for erecting and maintaining poles, wires and other apparatus for the sale and distribution of electric energy. All but one of the existing franchises cover a 30-year period from the date granted, the maximum allowed by Florida law. The one exception is a franchise that covers a 10-year period from the date granted, and expires in 2005. Of the 111 franchises, 5 expire during 2000, 23 expire before December 31, 2001, 32 expire between January 1, 2002 and December 31, 2012, and 51 expire between January 1, 2013 and December 31, 2028. For additional information on franchises, see Item 7 "MD&A - Industry Restructuring".

ENVIRONMENTAL MATTERS

Florida Power is subject to federal, state and local regulations dealing with air and water quality and other environmental matters. Beginning July 1, 1999, seven new industries, including the electric utility industry, will submit for the first time, chemical release data to the United States Environmental
Protection Agency ("EPA") as part of its Toxic Release Inventory ("TRI") reporting requirement. This process requires electric utilities that burn coal or oil for power generation to identify and report releases of more than 650 designated chemicals and chemical compounds, to the environment. Based on the reporting criteria, Florida Power estimates that it will be required to report on approximately 18 to 20 compounds. Four facilities are currently subject to the reporting criteria. The total estimated cost to Florida Power of reporting under TRI rules is estimated to be approximately $350,000 in the first year and $250,000 each subsequent year.

AIR: All of Florida Power's air emission sources meet the air quality standards currently set by the Florida Department of Environmental Protection ("FDEP") and/or the EPA.

The Clean Air Act Amendments of 1990 ("CAAA"), under Title IV, Acid Rain Control ("Title IV"), set a permanent cap on emissions of sulfur dioxide. The cap is to be implemented in two phases. Phase I limitations became effective in 1995. Florida Power does not have any Phase I units and is not affected. Phase II, which begins in 2000 will impose an annual cap on sulfur dioxide emissions. Florida Power expects to be able to meet its emission limitations without significant capital investments. Florida Power will use a combination of lower emitting fuels, such as natural gas, low sulfur coal and oil, along with limited use of allowance credits to meet its annual emission obligations.

Also in Phase II, emissions of nitrogen oxides from coal fired power plants are limited. Florida Power is already meeting federal limits on three of its four coal units. To meet Phase II limitations on the fourth unit, Florida Power is planning to make burner modifications to lower emissions. The capital cost of this project is approximately $5 million, of which the majority of costs were incurred prior to 1999. The project is scheduled for completion in 1999.

Under Title III of the CAAA, the EPA is studying the emission of hazardous air pollutants and, where appropriate, promulgating emission limitations for specific source categories. Depending on the results of these studies and the EPA's determination of the need for additional limitations, Florida Power could be required to incur additional capital expenditures and operating expenses. Under Title V of the CAAA, Florida Power is required to pay annual operating fees based on the previous year's emissions. For 1998, these fees totaled approximately $790,000. It is anticipated that the costs for 1999 will be a similar amount.

In addition to the Title IV projects discussed above, Florida Power's construction program includes approximately $4 million of planned environmental expenditures for air quality improvement projects for the two-year period ending December 31, 2000.

WATER: To help meet the future electricity needs of its customers, Florida Power has built a new power plant complex in Polk County, Florida, named the Hines Energy Complex. (See Item 2, "Properties - Utility Operations - Planned Generation".) Approximately $28.4 million was spent through December 31, 1998 on environmental projects related to site development at the Hines Energy Complex, mainly for water resource related facilities. Florida Power's construction program includes approximately $1.4 million of environmental expenditures for water resource projects at other Florida Power facilities for the two-year period ending December 31, 2000.

WASTE MATERIALS: Florida Power is nearing completion of its program to reduce electrical equipment utilizing polychlorinated biphenyls ("PCB"). All regulatory compliance dates have been met. All PCB transformers (i.e. those havin greater than 500 ppm PCB) have been removed from Florida Power's electric generating plants, except for one small plant. Removal of PCB transformers from this final plant will be delayed until Florida Power decides whether and for how long the plant will remain in operation.

STORAGE TANK PROGRAM: The regulation of underground and aboveground storage tanks has expanded to affect virtually every Florida Power pollutant storage tank with a capacity of 100 gallons or greater, including vehicular fuel tanks, bulk fuel storage tanks, mineral acid tanks, hazardous material tanks and compression vessels. The FDEP's storage tank regulations require the replacement or upgrading of tanks that are not protected from corrosion, and the installation of release detection and secondary containment systems. These requirements must be met by the end of 1999. Florida Power expects the annual operating expense to be immaterial and construction expenditures through 1999 related to compliance with these regulations to be approximately $300,000.

As of January 1, 1999, there no longer exists any state funded petroleum cleanup programs for new contaminations. However, Florida Power believes that for the majority of past storage tank contamination cleanup expenditures it will qualify under one of two programs. Under one program, Florida Power is required to pay a deductible and the State of Florida will pay for the remaining portion of the cleanup. Under the second program, Florida Power would be responsible for a Contamination Assessment and 25% of the total remediation, with the state of Florida funding the remaining 75% of the cleanup.

ELECTROMAGNETIC FIELDS: The potential adverse effect of electromagnetic fields, or electric and magnetic fields ("EMF"), upon human health continues to be an important issue in the siting, construction and operation of electric transmission and distribution systems. EMF from a variety of sources, including transmission and distribution lines, has been the subject of many studies and much public discussion in recent years. The National EMF Research and Public Information Dissemination Program has completed an in depth research program.

This program was co-funded by federal and private utilities, including Florida Power. The findings, to be presented to the U.S. Congress in 1999, could have a major impact on the EMF issue.

Because of its exclusive jurisdiction to regulate EMF associated with electric transmission and distribution lines and substation facilities in Florida, the Florida Department of Environmental Protection ("FDEP") has adopted rules that establish certain EMF limits for new transmission lines and substations. The rules also require an annual review of the state of the scientific research into the potential adverse effects of EMF upon human health. The staff of the FDEP provides an annual progress report to the Environmental Regulation Commission. In February 1998, based on its review of the scientific research, the staff recommended that no revision of the current EMF standards be made at that time. The 1999 report has not yet been released. The Environmental Regulation Commission adopted the staff's recommendation and made no revision to EMF standards.

Florida Power believes that compliance with these EMF rules, which at present essentially maintain the status quo with respect to regulated EMF exposure levels, will not have a material adverse effect on the cost of constructing or maintaining new transmission lines or substations. However, there always is a potential for lawsuits brought by plaintiffs alleging damages caused by EMF.

Florida Power's management monitors developments in research concerning the potential health effects of EMF, EMF mitigation technologies and procedures, and significant actions by principal federal and Florida agencies related to EMF.

OTHER ENVIRONMENTAL MATTERS: Florida Power has received notices from the EPA that it is or could be a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA" or "Superfund") and the Superfund Amendment and Reauthorization Act ("SARA") and may be liable, together with others, for the costs of cleaning up several contaminated sites identified by the state and federal agencies. In addition to these designated sites, there are other sites where Florida Progress affiliates may be responsible for additional environmental cleanup. For further information concerning certain environmental matters relating to Florida Power, see paragraphs 5 and 7 under Item 3 "Legal Proceedings" and Note 11 to the Financial Statements.

EMPLOYEES

As of December 31, 1998, Florida Power had 4,740 full-time employees. The International Brotherhood of Electrical Workers represents approximately 2,016 of these full-time employees. The current union contract was ratified in May 1997 and expires in December 1999.

                            DIVERSIFIED OPERATIONS

Florida Progress' diversified operations are owned directly or indirectly through Progress Capital, a Florida corporation and wholly owned subsidiary of Florida Progress. Progress Capital holds the capital stock of, and provides funding for, Florida Progress' non-utility subsidiaries. Its primary subsidiary is Electric Fuels. Formed in 1976, Electric Fuels is an energy and transportation company with operations organized into three business units. Electric Fuels' energy and related services business unit supplies coal to Florida Power's Crystal River Energy Complex and other utility and industrial customers. Electric Fuels' inland marine transportation business unit, MEMCO Barge Line, Inc. ("MEMCO"), transports coal and dry-bulk cargoes primarily along the Mississippi and Ohio rivers. The rail services business unit, led by Progress Rail Services Corporation ("Progress Rail"), is one of the largest integrated processors and suppliers of railroad materials in the country. With operations in 20 states, Progress Rail offers a full range of railcar parts, maintenance-of-way equipment, rail and other track material, railcar repair facilities, railcar scrapping and metal recycling as well as railcar sales and leasing.

In November 1998, Florida Progress formed a new subsidiary, Progress Telecommunications Corporation. This subsidiary was formed to sell wholesale fiber-optic-based capacity service in Florida to long-distance carriers, Internet service providers, and other telecommunications companies, as well as large industrial, commercial and government entities. Progress Telecommunications will also sell wireless structure attachments to wireless communication companies and government entities.

As of December 31, 1998, Progress Capital and its subsidiaries had 4,385 full-time employees. (For additional information with respect to Progress Capital and its subsidiaries, see Item 7 "MD&A - Operating Results - Diversified Operations"), Note 8 to the Financial Statements and paragraph 10 of Item 3 "Legal Proceedings.")

COMPETITION

Florida Progress' non-utility subsidiaries compete in their respective marketplaces in terms of price, quality of service, location and other factors. Electric Fuels competes in several distinct markets: its coal operations compete in the eastern United States utility and industrial coal markets; its marine transportation and barge operations compete in the coal, grain and bulk products transportation markets on the Ohio and lower Mississippi rivers; its marine equipment repair business competes in the inland river and gulf coast repair markets; and its rail operations compete in the railcar repair, parts and associated services markets in the eastern United States, in the midwest and west. Factors contributing to Electric Fuels' success in these markets include a competitive cost structure, strategic locations and, in the case of its marine transportation operations, a modern fleet. There are, however, numerous competitors in each of these markets, although no one competitor is dominant in any industry. The business of Electric Fuels and its subsidiaries, taken as a whole, is not subject to significant seasonal fluctuation. For further information with respect to Florida Progress' non-utility subsidiaries and competition, see Item 7 "MD&A - Diversified Operations".


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

The Environmental Services Department of Electric Fuels reviews existing and emerging environmental regulations, disseminates applicable environmental information throughout the organization and conducts site specific environmental compliance audits. Transactional environmental assessments are performed on new acquisitions to determine the potential environmental liabilities associated with the facilities being considered. Compliance with environmental laws and regulations has not had a material effect on Electric Fuels' capital expenditures, earnings or competitive position, and Electric Fuels does not anticipate making any material capital expenditures for environmental facilities through the end of 2000.

For further  information  concerning certain  environmental  matters relating to
Florida  Progress'  diversified  operations,   see  Note  11  to  the  Financial
Statements.

                             EXECUTIVE OFFICERS

Roy A. Anderson, Senior Vice President, Energy Supply of Florida Power, Age 50.

Mr. Anderson became Senior Vice President, Nuclear Operations, effective January 20, 1997, and now serves as the Senior Vice President of Energy Supply. From April 1, 1997 to April 17, 1998, he served as Chief Nuclear Officer. Prior to joining Florida Power, Mr. Anderson was employed by Carolina Power and Light, where he held numerous executive officer positions since 1993 in the areas of nuclear operations, fossil generation, and distribution and customer service. From 1987 to 1993, he was employed by Boston Edison Company, where he served as Plant Manager, Vice President and ultimately as Senior Vice President, Nuclear Operations.

Kenneth E. Armstrong, Vice President and General Counsel of Florida Progress and Florida Power, Age 51.

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

Janice B. Case, Senior Vice President, Energy SolutionsSM of Florida Power, Age 46.

Mrs. Case was named Senior Vice President, Energy SolutionsSM effective June 1, 1997, after serving as Vice President since 1996. From October 1990 until July 1996, she served as Vice President, Suncoast Florida Region of Florida Power.

Michael B. Foley, Jr., Senior Vice President, Energy Delivery of Florida Power, Age 55.

Since July 1996, Mr. Foley's principal occupation has been as shown above. Mr. Foley served as Vice President in that position since February 1995. From October 1988 until February 1995, Mr. Foley served as Director of System Planning of Florida Power.

Jeffrey R. Heinicka, Senior Vice President and Chief Financial Officer of Florida Power, Age 44.

Since March 15, 1999, Mr. Heinicka's principal occupation has been as shown above. From March 1994 to March 1999, Mr. Heinicka was Chief Financial Officer of both Florida Progress and Florida Power. From December 1990 to March 1994, Mr. Heinicka served as Vice President and Treasurer of Florida Progress. Mr. Heinicka also served as Vice President and Treasurer of Florida Power from April 1993 to March 1994, a position he held concurrently with his Vice President and Treasurer position at Florida Progress.

Richard D. Keller, Group Vice President, Energy and Transportation of Florida Progress, and President and Chief Executive Officer, Electric Fuels, Age 45.

Since May 1990, Mr. Keller's principal occupation has been as shown above.He has served as President and Chief Executive Officer of Electric Fuels since February 1988.

William G. Kelley, Vice President, Human Resources of Florida Progress and Florida Power, Age 51.

Mr. Kelley was appointed Vice President, Human Resources of Florida Progress and Florida Power, effective October 27, 1997. From 1992 to 1997, he was employed by Goulds Pumps,Inc., an international pump company, as Vice President of Human Resources. From 1989 to 1992 he served as Director of Human Resources for The Quaker Oats Company and headed the human resources function of the European Headquarters in the United Kingdom of its Fisher Price Division.

Richard Korpan, Chairman, President and Chief Executive Officer of Florida Progress, and Chairman of the Board of Florida Power, Age 57.

Mr. Korpan was appointed Chairman of the Board of Florida Progress, effective July 1, 1998. He has held the position of President since 1991, and became Chief Executive Officer of Florida Progress in June 1997. Since April 1996 he has also served as Chairman of the Board of Florida Power, and until June 1, 1997, as Chief Executive Officer of Florida Power. He joined Florida Progress in 1989 as Executive Vice President and Chief Financial Officer. He is a director of SunTrust Bank of Tampa Bay and a member of the Business Roundtable.

Edward W. Moneypenny, Senior Vice President and Chief Financial Officer of Florida Progress, Age 57.

Edward W. Moneypenny became Senior Vice President and Chief Financial Officer of Florida Progress, effective March 15, 1999. Prior to joining Florida Progress, Mr. Moneypenny was employed by Oryx Energy Company, an independent oil and natural gas exploration company, where he held numerous executive officer and chief financial positions since 1988. He served as a member of Oryx's board of directors from 1994 until February 1999.

Joseph H. Richardson, Group Vice President, Utility Group of Florida Progress and President and Chief Executive Officer of Florida Power, Age 49.

Since 1996, Mr. Richardson's principal occupation has been as shown above. Effective June 1, 1997, he was appointed Chief Executive Officer, in addition to President, of Florida Power. From April 1995 to April 1996, he served as Senior Vice President, Energy Distribution of Florida Power. From October 1993 to April 1995, he served as Senior Vice President, Legal and Administrative Services, and General Counsel of Florida Power. From August 1991 through April 1995, Mr. Richardson also held the position of Senior Vice President of Florida Progress. He is a director of Echelon.

Dr. Jack Critchfiled retired as Chairman of the Board of Florida Progress effective July 1, 1998.

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

                               UTILITY OPERATIONS

GENERATION: As of December 31, 1998, the total net winter generating capacity of Florida Power's generating facilities, including CR3, was 7,727 MW. This capacity was generated by 13 steam units with a capacity of 4,661 MW and 45 combustion turbine units with a capacity of 3,066 MW. Florida Power's ability to use its generating units may be adversely impacted by various governmental regulations affecting nuclear operations and other aspects of Florida Power's business. (See "Regulatory Matters and Franchises" and "Environmental Matters" under Item 1 "Business Utility Operations - Florida Power.") Operation of these generating units may also be substantially curtailed by unanticipated equipment failures or interruption of fuel supplies. Florida Power expects to have sufficient system capacity, access to purchased power and demand-side management capabilities to meet anticipated future demand. (See Item 2 "Planned Generation and Energy Sales" below.)

Florida Power's generating plants (all located in Florida) and their capacities at December 31, 1998, were as follows:
                                                                  Winter Net
                                                                   Maximum
                   Primary/                           Combustion  Dependable
                  Alternate     Location      Steam     Turbine    Capacity
    Plants           Fuel       (County)        MW        MW          MW
----------------    -------   -------------  -------   -------   ----------
Crystal River:                 Citrus
  Unit #1           Coal                        373         -         373
  Unit #2           Coal                        469         -         469
  Unit #3           Uranium                     755*        -         755
  Unit #4           Coal                        717         -         717
  Unit #5           Coal                        717         -         717
                                              -----                 -----
                                              3,031                 3,031
Anclote:                       Pasco
  Unit #1           Oil                         517         -         517
  Unit #2           Oil/Gas                     517         -         517
Bartow              Oil/Gas    Pinellas         449       217         666
Turner              Oil        Volusia            -       200         200
Intercession City** Oil/Gas    Osceola            -       912         912
DeBary              Oil/Gas    Volusia            -       786         786
Higgins             Gas        Pinellas           -       148         148
Bayboro             Oil        Pinellas           -       232         232
Avon Park           Oil/Gas    Highlands          -        64          64
Rio Pinar           Oil        Orange             -        18          18
Suwannee River      Gas/Oil    Suwannee         147       201         348
Tiger Bay           Gas        Polk               -       246         246
University of Fla.  Gas        Alachua            -        42          42
                                              -----     -----       -----
                                              4,661     3,066       7,727
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

PLANNED GENERATION AND ENERGY SALES: Through a competitive bidding process, Florida Power signed a contract with the city of Bartow to supply wholesale power and energy-related services for another five years, beginning in November 1999. Current requirements for Bartow are 55 MW, which is expected to grow to over 70 MW over the life of the contract. In 1995, Florida Power agreed to sell 605 MW of year round capacity to Seminole from 1999 through 2001. While 150 MW of this transaction represents a continuation of existing business, 455 MW represents new sales to Seminole. In addition, Florida Power has agreed to sell from 150 to 300 MW to Seminole from 2000-2002. This contract was awarded to Florida Power as a result of a competitive bidding process initiated by Seminole. Additionally, Florida Power is in the final year of a three year contract to sell between 150 and 400 MW of summer-peaking capacity annually to Georgia Power. The committed capacity for 1999 is 200 MW.

In 1992, the FPSC granted Florida Power a certificate of need to build 470 MW of new generation using combined cycle technology. In September 1994, Florida Power purchased approximately 8,100 acres of mined-out phosphate land for the new power plant site. The site is located in Polk County, Florida, approximately 50 miles east of Tampa, and has been designated the Hines Energy Complex. Construction of the unit was completed in December 1998. The first power block is a nominal 500 MW combined cycle unit which is expected to be placed into commercial operation in the spring of 1999. Florida Power plans to use natural gas to fuel the unit.

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

Some of the capacity at the Hines Energy Complex will be used to meet the requirements of a wholesale contract signed in 1995, in which Florida Power agreed to sell an additional 455 MWs to Seminole, beginning in 1999(previously mentioned herein).

In February 1999, Florida Power announced that it plans to build three peaking power generation units at Florida Power's Intercession City site. The units are designed to provide electricity during periods of peak customer demand and are projected to provide a total of 300 MW of power beginning in December 2000. The new units are combustion turbine units capable of using either natural gas or oil, depending on cost and availability of those fuel sources.

In connection with the construction of new power plants in Florida, the FPSC requires each investor-owned electric utility to engage in a competitive bidding process for the construction of new generation, unless the utility demonstrates on a case-by-case basis that such a process is not in the best interests of the utility's ratepayers. See Item 3 "Legal Proceedings", Paragraph 12. The construction of peaking units does not fall under this requirement.

NUCLEAR PLANT AND NUCLEAR INSURANCE: Information regarding nuclear plant and nuclear insurance is contained in Note 4 and Note 11 to the Financial Statements.

TRANSMISSION AND DISTRIBUTION: As of December 31, 1998, Florida Power distributed electricity through 363 substations with an installed transformer capacity of 43,255,840 kilovolt amperes ("KVA"). Of this capacity, 29,399,250 KVA is located in transmission substations and 13,856,590 KVA in distribution substations. Florida Power has the second largest transmission network in Florida. Florida Power has 4,669 circuit miles of transmission lines, of which 2,646 circuit miles are operated at 500, 230, or 115 kilovolts ("KV") and the balance at 69 KV. Florida Power has 24,723 circuit miles of distribution lines which operate at various voltages ranging from 2.4 to 25 KV.

Florida Power along with 21 other in-state electric utilities and 14 non-utilities comprise the Florida Reliability Coordinating Council ("FRCC"), which was approved by the North American Electric Reliability Council ("NERC") as the tenth region of NERC. The FRCC is responsible for ensuring the reliability of the bulk power electric system in peninsular Florida.

Florida Power and five other FRCC transmission providers have established Florida Open Access Sametime Information System. This is an internet location where transmission customers may obtain transmission information and submit requests for service or resell service rights.

                           DIVERSIFIED OPERATIONS

Electric Fuels owns and/or operates approximately 5,000 railcars, 50 locomotives, 1,100 river barges and 27 river towboats that are used for the transportation and shipping of coal, steel and other bulk products. Through joint ventures, Electric Fuels has five oceangoing tug/barge units. An Electric Fuels subsidiary, through another joint venture, owns one third of a large bulk products terminal located on the Mississippi River south of New Orleans, which handles coal and other products. Electric Fuels provides drydocking and repair services to towboats, offshore supply vessels and barges through operations it owns near New Orleans, Louisiana.

Electric Fuels controls, either directly or through subsidiaries, coal reserves located in eastern Kentucky and southwestern Virginia. Electric Fuels owns, in fee, properties that contain estimated proven and probable coal reserves of approximately 185 million tons and controls, through mineral leases, additional estimated proven and probable coal reserves of approximately 30 million tons. The reserves controlled by Electric Fuels include substantial quantities of high quality, low sulfur coal that is appropriate for use at Florida Power's existing generating units. Electric Fuels' total production of coal during 1998 was approximately 3.0 million tons.

In connection with its coal operations, Electric Fuels subsidiaries own and operate an underground mining complex located in southeastern Kentucky and southwestern Virginia. Other Electric Fuels subsidiaries own and operate surface and underground mines, coal processing and loadout facilities and a river terminal facility in eastern Kentucky, a railcar-to-barge loading facility in West Virginia, and three bulk commodity terminals: one on the Ohio River in Cincinnati, Ohio, and two on the Kanawha River near Charleston, West Virginia. Electric Fuels and its subsidiaries employ both company and contract miners in their mining activities.

Another Electric Fuels subsidiary owns an interest in a partnership, located in eastern Kentucky, which produces synthetic fuels that qualify for Federal tax credits under Section 29 of the Internal Revenue Code.

A subsidiary of Electric Fuels has acquired oil and gas leases on 1,920 acres in Garfield County, Colorado, containing proven natural gas reserves of 37.6 billion cubic feet.

Progress Rail, an Electric Fuels subsidiary is one of the largest integrated processors of railroad materials in the United States, and is a leading supplier of new and reconditioned freight car parts, rail, rail welding and track work components, railcar repair facilities, railcar and locomotive leasing, maintenance-of-way equipment and scrap metal recycling. It has facilities in 20 states, Mexico and Canada.

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


ITEM 3.  LEGAL PROCEEDINGS

Purchased Power Contracts with Qualifying Facilities

Florida Power has interpreted the pricing provision in its QF contracts to allow it to pay an as-available energy price rather than a higher firm energy price when the avoided unit upon which the contract is based would not have been operated. Two QFs have suits pending against Florida Power over the level of payments made by Florida Power under the contracts, as discussed in paragraphs 1 and 2 below:

1. Metropolitan Dade County and Montenay Power Corp. v. Florida Power Corporation, Circuit Court of the Eleventh Circuit for Dade County, Florida, Case No. 96-09598-CA-30

         Metropolitan Dade County and Montenay Power Corp. v. Florida Power Corporation, U.S. District Court, Southern District, Miami Division, Case No. 96-0594-C.V.-LENNARD

         In re: Petition for Declaratory Statement That Energy Payments Are Limited to Analysis of Avoided Unit's Contractually Specified Characteristics, Florida Public Service Commission, Docket No.980283-EQ.

On February 13, 1996, Metropolitan Dade County ("Dade") and Montenay Power Corp. ("Montenay") filed a complaint in the above-referenced state court seeking a declaratory judgment that their interpretation of the energy pricing provision in their QF contract is correct, and damages in excess of $1.3 million for breach of that contract. No trial date has as yet been set in the State Court action.

On May 14, 1996, Dade and Montenay filed suit against Florida Power in the above-referenced federal district court based on essentially the same facts as presented in the state court case, but alleging violations of federal antitrust laws and demanding unspecified treble damages. In March 1997, the plaintiffs amended the federal court case to include Florida Progress and Electric Fuels. In June 1998, the judge granted the defendants' Motion for Summary Judgement and dismissed the case. Dade and Montenay filed a Notice of Appeal with the 11th Circuit Court of Appeals in October 1998.

On February 23, 1998, Florida Power filed a petition with the FPSC for a Declaratory Statement that the previous FPSC - approved negotiated contract between the parties limits energy payments thereunder to the avoided costs based upon an analysis of a hypothetical unit having the characteristics specified in the contract. In October 1998, the FPSC denied the Florida Power petition for declaratory statement. In January 1999, Florida Power filed a Notice of Appeal of the FPSC denial with the Florida Supreme Court. (See Note 11 to the Financial Statements.)

2. NCP Lake Power, Inc. v. Florida Power Corporation, Florida Circuit Court, Fifth Judicial Circuit for Lake County, Case No. 94-2354-CA-01

         In re: Petition for Declaratory Statement Regarding the Negotiated Contract for Purchase of Firm Capacity and Energy between Florida Power Corporation and Lake Cogen, LTD., Florida Public Service Commission, Docket No. 980509-EQ.

On October 21, 1994, NCP Lake Power, Inc. ("Lake"), a general partner of Lake Cogen, Ltd., filed the above-referenced suit against Florida Power asserting breach of its QF contract and requesting a declaratory judgment. A bench trial in the case concluded in December 1998, but the court has not yet ruled.

On April 9, 1998, Florida Power filed a petition with the FPSC for a Declaratory Statement that the contract between the parties limits energy payments thereunder to the avoided costs based upon an analysis of a hypothetical unit having the characteristics specified in the contract. In October 1998, the FPSC denied the petition. In January 1999, Florida Power filed a Notice of Appeal of this FPSC order with the Florida Supreme Court. (See Note 11 to the Financial Statements.)

3. Wanda L. Adams, et al. v. Florida Power Corporation and Florida Progress Corporation, U.S. District Court, Middle District of Florida, Ocala Division, Case No. 95-123-C.V.-OC-10.

On October 13, 1995, Florida Power and Florida Progress were served with a multi-party lawsuit involving 17 former Florida Power employees. The plaintiffs generally alleged discrimination in violation of the Age Discrimination and Employment Act and wrongful interference with pension rights in violation of the Employee Retirement Income Security Act as a result of their involuntary terminations during Florida Power's reduction in force. While no dollar amount is specified, each Plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorney's fees. The Plaintiffs subsequently filed motions adding 39 additional plaintiffs.

In November 1995, Florida Power filed its answer, a motion to dismiss Florida Progress, and a counterclaim against five of the plaintiffs who signed releases, promising, among other things, not to sue Florida Power with respect to matters involving their employment or termination. The counterclaim sought enforcement of the agreement, dismissal of plaintiffs' complaints, and an award of attorneys fees and costs of litigation.

In October 1996, a joint stipulation to provisionally certify the case as a class action pursuant to the Age Discrimination in Employment Act was approved.

By May 28, 1997, the final day for individuals to "opt into" this action, 61 additional former employees elected to do so, for a total of 117 plaintiffs.

In June 1998, the judge issued an order on several pending motions. The motion to dismiss Florida Progress was denied, but all the ERISA claims were dismissed and the state age claims of 5 plaintiffs were dismissed. The Motion to Dismiss 4 plaintiffs' federal age claims based on Statute of Limitations violations was granted.

In October 1998, Florida Power filed a motion for summary judgement on its counterclaim and on the state law claims of 69 plaintiffs, who are similarly situated to the 5 plaintiffs who have had their state claims dismissed. In December 1998, Florida Power and the plaintiff's engaged in informal settlement discussions, which were terminated on December 22, 1998. However, plaintiffs have filed a motion to enforce a purported $11 million settlement agreement. Florida Power denies that such an agreement exists and has filed responsive pleadings to that effect.(See Note 11 to the Financial Statements.)

4.       Florida  Power  Corporation  v.  United  States, U.S. Court  of Federal
         Claims, Civil Action No. 96-702C. Consolidated Edison Co., et al v. United States, United States District Court, Southern District of New York, Case No. 98-CIV-4115

On November 1, 1996, Florida Power filed suit against the U.S. Government in the U.S. Federal Court of Claims alleging breach of contract and illegal taking of property without just compensation. The suit arises out of several contracts under which the government provided uranium enrichment services at fixed prices. After Florida Power paid for all services provided under the contracts, the government, through federal legislation enacted in 1992, imposed a retroactive price increase in order to fund the decontamination and decommissioning of the government's gaseous diffusion uranium enrichment facilities. The government is collecting this increase through an annual "special assessment" levied upon all utilities that had enrichment services contracts with the government. Collection of the special assessments began in 1992 and is scheduled to continue for a fifteen-year period.

To date, Florida Power has paid more than $11.0 million in special assessments, and if continued throughout the anticipated fifteen-year life, the special assessments would increase the cost of Florida Power's contracts by more than $23 million. Florida Power seeks an order declaring that all such special assessments are unlawful, and an injunction prohibiting the government from collecting future special assessments, and damages of approximately $11.0 million, plus interest.

In February 1999, the court granted Florida Power's motion to stay, pending resolution of the Consolidated Edison case, sited below.

In June 1998, Florida Power, Consolidated Edison Co. and 15 other utilities filed a declaratory judgement action against the United States in the Southern District Court of New York, challenging the constitutionality of the $2.25 billion retroactive assessment imposed by the federal government on domestic nuclear power companies to fund the decommissioning and decontamination of the government's uranium enrichment facilities.

5.       Sanford Gasification Plant Site, Sanford, Florida ("Sanford Site")

The Sanford Site is a former manufactured gas site located in the city of Sanford, Florida. Sanford Gas Company, which merged into Florida Power in 1944, operated the plant until 1946 when it was sold to South Atlantic Gas Company (later Atlanta Gas Company). The plant was conveyed three more times, being purchased by the current owner, Florida Public Utilities, in 1965.

In June 1996, the EPA completed an Expanded Site Investigation/Remedial Investigation at the site. In July 1997, the EPA sent a general and special notice letter which advised Florida Power and other PRPs of their potential liability for cleanup. The investigation concluded that the release or threatened release of contaminants includes the site itself and down gradient contamination of an unnamed tributary used for storm water drainage. Water flows from the tributary into Cloud Branch Creek and ultimately Lake Monroe.

Florida Power, Florida Power and Light Company, Atlanta Gas Company, Florida Public Utilities Company and the City of Sanford executed an Administrative Order on Consent ("AOC") and a Site Participation Agreement with EPA. By signing the AOC, the PRPs agreed, jointly and severally, to perform the Remedial Investigation and Feasibility Study ("RI/FS") at the Sanford site. By executing the Site Participation Agreement, the PRPs agreed to an allocation of costs for a RI/FS for up to $1.5 million. Florida Power's share is approximately 39.7% of these costs.

In September 1998, the EPA formally approved the PRP RI/FS Work Plan. The RI field work was completed in January 1999. The EPA is expected to review the final Treatability Study report and provide further guidance to the PRPs by August 1999. Additional contributions for subsequent cleanup costs will be negotiated among the PRPs as the scope of clean-up efforts become more defined. (See Note 11 to the Financial Statements.)

6. State of Oklahoma, ex rel. John P. Crawford, Insurance Commissioner v. Mid-Continent Life Insurance Company, District Court of Oklahoma County, State of Oklahoma, Case No. CJ-97-2518-62

         State of Oklahoma, ex rel, John P. Crawford, Insurance Commissioner as Receiver for Mid-Continent Life Insurance Company v. Florida Progress Corporation, a Florida corporation, Jack Barron Critchfield, George
         Ruppel, Thomas Steven Krzesinski, Richard Korpan, Richard Donald Keller, James Lacy Harlan, Gerald William McRae, Thomas Richard Dlouhy, Andrew Joseph Beal and Robert Terry Stuart, Jr., District Court of Oklahoma County, State of Oklahoma, Case No. CJ-97-2518-62 (part of the same case noted above).

         Michael Farrimond, Pamela S. Farrimond, Angela Fry, Jowhna Hill, and Barbara Hodges, for themselves and all others similarly situated v. Florida Progress Corporation, a Florida corporation, Jack Barron Critchfield, George Ruppel, Thomas Steven Krzesinski, Richard Korpan, Richard Donald Keller, James Lacy Harlan, Gerald William McRae, Thomas Richard Dlouhy, Andrew Joseph Beal and Robert Terry Stuart, Jr., District Court of Oklahoma County, State of Oklahoma, Case No. CJ-99-130-65

On April 14, 1997, the Insurance Commissioner of the State of Oklahoma ("Commissioner") received approval from the Oklahoma County District Court to temporarily seize control of the operations of Mid-Continent Life Insurance Company ("Mid-Continent"). On May 23, 1997, the District Court of Oklahoma County granted the application of the Commissioner to place Mid-Continent into receivership and ordered the Commissioner to develop a plan of rehabilitation for Mid-Continent. Inconsistently, the court ruled that premiums could be raised on Mid-Continent policies. Both parties appealed to the Oklahoma Supreme Court, but these appeals were withdrawn in February 1999.

On December 22, 1997, the Commissioner filed with the court a petition for damages against Florida Progress and certain former Mid-Continent directors and officers of Florida Progress, alleging alter ego, negligence, breach of fiduciary duty, misappropriation of funds, unjust enrichment, ultra vires, violation of Oklahoma statutory insurance law, violation of Oklahoma statutory corporate law, and seeking equitable relief. On April 17, 1998, the court granted motions to dismiss the individual defendants, leaving Florida Progress as the sole remaining defendant in the lawsuit. This lawsuit has been stayed by agreement of the parties and is expected to be resolved in the context of the rehabilitation plan.

A new Commissioner was elected in November 1998 and has stated his intention to work with Florida Progress and others to develop a plan to rehabilitate Mid-Continent rather than pursue litigation against Florida Progress. Florida Progress is working with the new Commissioner to develop a viable plan to rehabilitate Mid-Continent, which would include a sale of that company.

On January 19, 1999, five Mid-Continent policyholders filed a purported class action against Mid-Continent and the same defendants named in the former case filed by Commissioner Crawford. The complaint contains substantially the same factual allegations as the December 22, 1997 case. Defendants have filed a motion to transfer the case to the receivership court and will seek to have it resolved in the context of the rehabilitation plan.

Florida Progress intends to vigorously defend itself and other defendants against outstanding charges and cooperate with the receiver to gain the court's approval of a rehabilitation plan that serves its best interests and those of the policy holders. (See Item 7 MD&A, "Diversified Operations - Mid-Continent Life Insurance Company" and Note 11 to the Financial Statements.)

7. Peak Oil Company, Missouri Electric Works, 62nd Street, AKO Bayside, Bluff Electric and Holloway Superfund Sites.

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

8. Calgon Carbon Corporation v. Potomac Capital Investment Corporation, Potomac Electric Power Company, Progress Capital Holdings, Inc., and Florida Progress Corporation, United States District Court for the Western District of Pennsylvania, Civil Action No. 98-0072.

Calgon Carbon Corporation ("Calgon") filed a complaint on January 12, 1998, asserting securities fraud, breach of contract and other claims in connection with the sale to it by two of the defendants in December 1996 of their interests in Advanced Separation Technologies, Incorporated ("AST"), a corporation engaged in the business of designing and assembling proprietary separation equipment. Prior to closing, Progress Capital, a wholly owned subsidiary of Florida Progress, owned 80 percent of the outstanding stock of AST and Potomac Capital Investment Corporation (an entity unaffiliated with PCH or Florida Progress) owned 20 percent. Calgon paid PCH an aggregate of approximately $57.5 million (producing net proceeds of approximately $56 million after certain fees and expenses) in respect of PCH's share of AST's stock. Calgon claims that AST's assets and revenues were overstated and liabilities and expenses were understated for 1996. Calgon also alleges undisclosed facts relating to accounting methodology, poor products, manufacturing and quality control problems and undisclosed warranty claims. Calgon seeks damages, punitive damages and the right to rescind the purchase. The defendants have filed a motion to dismiss all claims, which is pending.

9. FOCAS, Inc. v. Florida Power Corporation, U.S. District Court, Northern District of Georgia, Atlanta Division, Case No. CV-822-CC

Florida Power entered into a contract with FOCAS, Inc. ("FOCAS") for the supply of fiberoptic cable. A portion of the cable was found to be defective, and was replaced. FOCAS invoiced Florida Power for the defective cable in the amount of approximately $2 million. While discussions proceeded regarding the matter, FOCAS sued Florida Power alleging breach of contract, unjust enrichment and fraudulent inducement, and requesting up to approximately $76 million in damages, representing, among other things, Florida Power's alleged profits over the estimated fifteen year life of the cable. Florida Power filed its Answer on December 12, 1998, generally denying the allegations.

10. ABC Rail Products Corporation v. Progress Rail Services Corporation and Louisville Scrap Material Co., Inc., U.S. District Court, Northern District of Illinois, Eastern Division, Civ. Action No. 98C3663.

On June 12, 1998, ABC Rail Products Corporation ("ABC") brought an action against Progress Rail and Louisville Scrap Material Co., Inc. ("Louisville") seeking injunctive and declaratory relief and treble damages based on alleged violations of federal and state antitrust statutes as well as damages under other state law claims. The complaint sought to enjoin Progress Rail's acquisition of certain assets and business of Louisville and several affiliated corporations known as the Blue Industrial Group. The parties subsequently agreed on the terms of settlement, and the case was dismissed. This concludes this matter for reporting purposes.

11. In Re: Joint Petition for Determination of Need for an Electrical Power Plant in Volusia County by the Utilities Commission, City of New Smyrna Beach, and Duke Energy New Smyrna Beach Power Company Ltd., L.L.P. Public Service Commission, Docket No. 981042-EM.

On August 28, 1998, Duke Energy New Smyrna Beach Power Company and the Utilities Commission of New Smyrna Beach filed a petition with the FPSC seeking a determination of need to build a 514 MW combined cycle electric power plant with an in-service date of November 1, 2001. In September 1998, Florida Power filed a Motion to Intervene and a Motion to Dismiss in that action. Florida Power believed that granting the petition would profoundly restructure Florida's statutorily mandated approach to planning and siting generating capacity by contradicting a long standing FPSC interpretation of the Florida Power Plant Siting Act that has been affirmed by the Florida Supreme Court. Florida Power also believed that granting the petition would raise a host of significant related policy issues that are beyond the scope of this proceeding. On March 4, 1999, the FPSC voted to grant the Duke petition. Florida Power intends to appeal this decision.

12. In Re: Petition of Florida Power Corporation for Waiver of Rule 25-22.082 F.A.C. Selection of Generating Capacity, Florida Public Service Commission, Docket No. 98-1360-EI.

On October 20, 1998, Florida Power filed a Petition with the FPSC seeking a waiver of the Commission rules which require an electric utility to solicit and evaluate bids for new generating capacity as a prerequisite to constructing a power plant with steam capacity in excess of 75 MW. This petition was filed to facilitate the start of construction of a second unit at the Hines Energy Complex in Polk County. On January 19, 1999, the FPSC voted to deny the Florida Power Petition. This report concludes this matter for reporting purposes.


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

In February 1999, Florida Progress' Board announced an increase of one cent per share in the common stock quarterly dividend, which on an annual basis would increase the dividend from $2.14 to $2.18 per share. This represents an annual dividend growth rate of 1.9%. In 1998, Florida Progress' dividend payout ratio was approximately 74% of earnings. Information concerning the Florida Progress dividend policy is set forth in Item 7 "MD&A - Liquidity and Capital Resources".

Florida Progress' Restated Articles of Incorporation do not limit the dividends that may be paid on its common stock. However, the primary source for payment of Florida Progress' dividends consists of dividends paid to it by Florida Power. Florida Power's Amended Articles of Incorporation and its Indenture dated as of January 1, 1944, under which it issues first mortgage bonds, contain provisions restricting dividends in certain circumstances. At December 31, 1998, Florida Power's ability to pay dividends was not limited by these restrictions.

Florida Progress and Progress Capital have entered into a Second Amended and Restated Guaranty and Support Agreement dated as of August 7, 1996, pursuant to which Florida Progress has unconditionally guaranteed the payment of Progress Capital's debt (as defined in the agreement).

Florida Progress did not issue any equity securities during 1998 that were not registered under the Securities Act. Progress Capital, however, has a privately-placed medium-term note program. (See Item 7 "Liquidity and Capital Resources-Diversified Operations", and Note 6 to the Financial Statements.)

The approximate number of equity security holders of Florida Progress is as follows:

                                  Number of Registered Holders*
       Title of Class                 as of December 31, 1998
-------------------------------    ----------------------------
Common Stock without par value                44,757

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

Florida Power's amended articles of incorporation, and its Indenture dated as of January 1, 1944, as supplemented, under which it issues first mortgage bonds, contain provisions restricting dividends in certain circumstances. At December 31, 1998, Florida Power's ability to pay dividends was not limited by these restrictions.

ITEM 6.  SELECTED FINANCIAL DATA

                                        Annual Growth Rates
                                           (in percent)
                                            1993-1998      1998       1997      1996      1995      1994      1993
--------------------------------------------------------------------------------------------------------------------------
 FLORIDA PROGRESS CORPORATION
 Summary of operations (in millions)
      Utility revenues                           6.2    $2,648.2    $2,448.4   $2,393.6  $2,271.7  $2,080.5  $1,957.6
      Diversified revenues (continuing)         17.7       972.1       868.0      764.3     736.1     644.8     430.3
      Income from continuing operations
         Before non-recurring items              7.5       281.7       254.3      252.4     238.9     212.0     196.0
      Income from continuing operations          7.5       281.7        54.3      250.7     238.9     212.0     196.0
      Income (loss)from discontinued
         operations and change in accounting                                      (26.3)                          0.6
      Net income                                 7.5       281.7        54.3      224.4     238.9     212.0     196.6
 -------------------------------------------------------------------------------------------------------------------------
 Balance sheet data (in millions):
      Total assets                               2.9    $6,160.8    $5,760.0   $5,348.4  $5,550.4  $5,453.1  $5,338.0
      Capitalization:
            Short-term capital                  14.4     $ 382.1    $  230.0   $   39.0    $173.7    $ 99.9    $195.2
            Long-term debt                       4.1     2,250.4     2,377.8    1,776.9   1,662.3   1,835.2   1,840.5
            Preferred stock                    (25.8)       33.5        33.5       33.5     138.5     143.5     148.5
            Common stock equity                   .5     1,862.0     1,776.0    1,924.2   2,078.1   1,984.4   1,820.5
 -------------------------------------------------------------------------------------------------------------------------
                  Total capitalization           2.5    $4,528.0    $4,417.3   $3,773.6  $4,052.6  $4,063.0  $4,004.7
--------------------------------------------------------------------------------------------------------------------------
 Common stock data:
      Average shares outstanding (in millions)   1.9        97.1        97.1       96.8      95.7      93.0      88.3
      Earnings per share:
            Utility before non-recurring         4.4        $2.56       $2.48      $2.40     $2.27     $2.05     $2.06
            Diversified continuing
               before non-recurring items       16.3          .34         .14        .21       .23       .23       .16
            Consolidated continuing
               before non-recurring items        5.5         2.90        2.62       2.61      2.50      2.28      2.22
            Consolidated continuing              5.5         2.90         .56       2.59      2.50      2.28      2.22
            Discontinued operations and
              change in accounting                             -          -         (.27)       -         -        .01
            Consolidated                         5.4         2.90         .56       2.32      2.50      2.28      2.23
      Dividends per common share                 1.9         2.14        2.10       2.06      2.02      1.99      1.95
      Dividend payout                                       73.8%      375.3%      88.9%     81.0%     87.7%     87.6%
      Dividend yield                                         4.8%        5.4%       6.4%      5.7%      6.7%      5.9%
      Book value per share of common stock      (1.3)      $19.13      $18.30     $19.84    $21.55    $20.85    $20.40
      Return on common equity                               15.6%        2.9%      10.9%     11.8%     11.1%     11.1%
 -------------------------------------------------------------------------------------------------------------------------
      Common stock price per share:
            High                                         47 1/8        39 1/4     36 1/2    35 3/4    33 5/8    36 3/8
            Low                                          37 11/16      27 3/4     31 1/2    29 3/8    24 3/4    31 1/4
            Close                                5.9     44 13/16      39 1/4     32 1/4    35 3/8    30        33 5/8
      Price earnings ratio (year-end)                       15.5        70.1       13.9      14.2      13.2      15.1
--------------------------------------------------------------------------------------------------------------------------
 Other year-end data:
      Number of employees                        3.1        9,125       7,990      7,291     7,174     7,394     7,825
--------------------------------------------------------------------------------------------------------------------------
                               [CONTINUED ON NEXT PAGE]

                                        Annual Growth Rates
                                           (in percent)
                                            1993-1998     1998      1997       1996      1995       1994        1993
--------------------------------------------------------------------------------------------------------------------------
 FLORIDA POWER CORPORATION
 Electric sales (million of KWH)
      Residential                                4.3    16,526.3   15,079.8   15,481.4   14,938.0   13,863.4   13,372.6
      Commercial                                 4.9     9,999.3    9,257.3    8,848.0    8,612.1    8,252.1    7,884.8
      Industrial                                 5.3     4,375.4    4,187.8    4,223.7    3,864.4    3,579.6    3,380.8
      Total retail sales                         4.7    33,386.6   30,850.3   30,784.8   29,499.5   27,675.2   26,528.3
      Total electric sales                       5.4    37,251.1   33,289.9   33,492.5   32,402.6   30,014.6   28,647.8
--------------------------------------------------------------------------------------------------------------------------
 Residential service (average annual):
      KWH sales per customer                     2.4     13,972     12,993     13,560     13,282     12,597     12,420
      Revenue per customer                       4.1     $1,204     $1,115     $1,138     $1,114     $1,038       $983
      Revenue per KWH                            1.7    $0.0862    $0.0858    $0.0839    $0.0839    $0.0824    $0.0792
--------------------------------------------------------------------------------------------------------------------------
 Financial Data:
      Operating revenues                         6.2    $2,648.2   $ 2448.4   $2,393.6   $2,271.7   $2,080.5   $1,957.6
      Net income after dividends
        on preferred stock                       6.5      $248.6   $  134.4   $  232.6     $217.3     $190.7     $181.5
      Total assets                               3.0    $4,928.1   $4,900.8   $4,264.0   $4,284.9   $4,284.5   $4,259.5
      Long-term debt and preferred stock
        subject to mandatory redemption          1.6    $1,555.1   $1,745.4   $1,296.4   $1,304.1   $1,393.8   $1,433.6
      Total capitalization including
        short-term debt (in millions)            1.8    $3,547.6   $3,727.7   $3,180.8   $3,202.2   $3,265.4   $3,240.4
      Capitalization ratios:
        Short-term capital                      (6.0)       3.9%       4.9%       0.8%       1.0%       2.8%       5.3%
        Long-term debt                            .3       43.8%      46.8%      40.8%      39.9%      41.7%      43.1%
        Preferred stock                        (27.8)       0.9%       0.9%       1.1%       4.3%       4.4%       4.6%
        Common stock equity                      1.8       51.3%      47.4%      57.4%      54.8%      51.1%      47.0%
      Ratio of earnings to fixed charges
        (SEC method)                              .2        3.87       2.75       4.80       4.41       3.90       3.83
      Embedded cost of long-term debt                       6.8%       7.0%       7.2%       7.2%       7.1%       6.8%
      Embedded cost of preferred stock          (7.5)       4.6%       4.6%       4.6%       6.8%       6.8%       6.8%
--------------------------------------------------------------------------------------------------------------------------
 Operating Data:
  Net system capacity (MW)                        .4      7,727       7,717      7,341      7,347      7,295      7,563
  Net system peak load (MW)                      3.5      8,004       8,066      8,807      7,722      6,955      6,729
  Capital expenditures (in millions)            (6.2)    $310.2      $387.2     $217.3     $283.4     $319.5     $426.4
  Net cash flow to capital expenditures         21.8       169%         76%       175%       125%       103%        63%
  Average number of customers                    2.0  1,340,853   1,314,508  1,292,075  1,271,784  1,243,891  1,214,653
  Number of full-time employees                 (4.0)     4,740       4,799      4,629      4,658      4,972      5,807
--------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Florida Progress' 1998 consolidated earnings from continuing operations were $281.7 million. This compared with $54.3 million in 1997 and $250.7 million in 1996. Florida Progress' 1998 earnings per share of $2.90 increased 10.7 percent over 1997's earnings of $2.62 per share, before nonrecurring charges. The increase reflected the customer growth in the utility's service territory and the growth of its diversified operations.

Operating results for 1997 were negatively impacted by the extended outage of Florida Power's Crystal River nuclear plant and the provision for loss on the company's investment in Mid-Continent. These two events reduced Florida Progress' 1997 earnings by $200 million, or $2.06 per share.

In 1996, Florida Progress reported an after-tax charge of $25.2 million for a provision for loss on unprofitable coal properties owned by Electric Fuels, and an after-tax gain of $23.5 million for the sale of AST.

Excluding the nonrecurring items, Florida Progress' 1997 and 1996 consolidated earnings from continuing operations were $254.3 million and $252.4 million, respectively.

Florida Power earned $248.6 million in 1998, compared with $240.9 million, before nuclear outage costs in 1997 and $232.6 million in 1996. Earnings from recurring diversified operations were $33.1 million in 1998, compared with $13.4 million in 1997 and $19.8 million in 1996.

EARNINGS PER SHARE

                                                1998      1997      1996
---------------------------------------------------------------------------
  Florida Power Corporation                    $2.56     $2.48     $2.40
---------------------------------------------------------------------------
  Electric Fuels Corporation                     .44       .33       .28
  Mid-Continent Life Ins. Co.                     -         -        .02
  Other                                         (.10)     (.19)     (.09)
---------------------------------------------------------------------------
  Diversified                                    .34       .14       .21
---------------------------------------------------------------------------
  Continuing operations before
    nonrecurring items                          2.90      2.62      2.61
  Nuclear outage costs                            -      (1.10)       -
  Loss related to
    Mid-Continent Life Ins. Co.                   -       (.96)       -
  Provision for loss on
    coal properties                               -         -       (.26)
  Gain on sale of business                        -         -        .24
---------------------------------------------------------------------------
  Total continuing operations                   2.90       .56      2.59
  Discontinued operations                         -         -       (.27)
---------------------------------------------------------------------------
  Consolidated                                 $2.90     $ .56     $2.32
---------------------------------------------------------------------------

Florida Power's 1998 earnings per share were up 3.2 percent over 1997, before nuclear outage costs, primarily due to strong customer growth and usage growth. Demand for electricity during 1998 reached record levels as hotter-than-normal weather during much of the year resulted in record annual usage by residential and commercial customers. The benefit of the hotter-than-normal weather was offset by several items including the accelerated amortization of certain regulatory assets, additional spending for maintenance and reliability projects, and the deferral of revenues as allowed by state regulators.

Electric Fuels' earnings per share were up 33 percent over 1997. This increase was driven by improved results from all three of its business units, including an expanded barge fleet, increased coal deliveries and an increase in demand for railcar and track parts and services.

Florida Power's Crystal River nuclear plant was out of service during 1997 to address design issues related to the plant's safety systems. As a result of the outage, Florida Power's 1997 earnings were reduced by $1.10 per share. This resulted from $100 million in additional nuclear operations and maintenance expenses and $73 million of nonrecoverable replacement power costs. (See Item 7, MD&A - "Extended Nuclear Outage Costs".)

In 1997, Florida Progress recorded a provision for the loss on its investment in Mid-Continent as well as an accrual for legal fees for pending litigation. This resulted in a $.96 per share after-tax charge to 1997 earnings. (See Item 7, MD&A - "Mid-Continent Life Insurance Company".)

In 1996, Florida Progress divested Echelon, formerly Progress Credit, through a tax-free stock dividend. This resulted in a $.27 per share charge to earnings for the write-down of certain assets of Echelon and other costs. Also in 1996, Florida Progress sold its 80-percent interest in AST for $56 million and realized an after-tax gain of $.24 per share.

In 1996, Electric Fuels recorded a $.26 per share after-tax charge to earnings to establish a provision for loss on its unprofitable coal properties. The provision was necessary because management did not consider the unfavorable market conditions for low-sulfur coal to be temporary.

Florida Progress' 1998 results reflected the strong fundamentals inherent in Florida Power's growing customer base and the expanding operations of Electric Fuels. This growth should help Florida Progress achieve its aggressive five-year objective of consistent annual earnings per share growth of 5 percent or better.

The financial return on Florida Power's common equity was 13.7 percent in 1998, compared with 13 percent in 1997, before considering nonrecurring items, and
12.9 percent in 1996. Florida Power expects its average annual customer growth rate of 2 percent to continue in the near future. When combined with good cost control, Florida Power should be able to maintain an earnings growth rate of about 3 percent. Return on equity for Electric Fuels was 19.6 percent in 1998,
17.3 percent in 1997 and 14 percent in 1996, before its provision for loss on coal properties.

Industry Restructuring

The electric utility industry is undergoing changes designed to increase competition in the wholesale and retail electricity markets. The wholesale power market includes sales of electricity to utilities from other utilities and non-utility generators. The wholesale market is regulated by the FERC. The retail electricity market includes sales of electricity to end-use customers, i.e., residential, commercial and industrial customers, and is regulated by state public utility commissions.

As a result of the Public Utilities Regulatory Policies Act of 1978 ("PURPA") and the Energy Policy Act of 1992, competition in the wholesale electricity market has greatly increased, especially from non-utility generators of electricity. In 1996, FERC issued new rules on transmission service to facilitate competition in the wholesale market on a nationwide basis. The rules give greater flexibility and more choices to wholesale power customers.

The effect of these changes on the wholesale market has been significant. From 1990 through 1997, non-utility generation capacity grew in the U.S. at a rate of 54 percent, compared with utility generation capacity, which grew at a rate of 2 percent. The development of merchant plants, which is a non-utility generating plant without the benefit of a long-term contract for the sale of most of the plant's generating capacity, has contributed to the growth of capacity in this market.

In a move the company believes is contrary to existing state law, Duke Energy filed a petition with the FPSC in August 1998 to build Florida's first merchant power plant. The FPSC voted to grant the Duke petition in March 1999. Florida Power intends to contest this decision. (See Item 3 "Legal Proceedings", paragraph 11).

To date, several states have adopted legislation that would give retail customers the right to choose their electricity provider (retail choice) and essentially every other state has, in some form, considered the issue.

In  1998,  Rhode  Island,   California  and  Massachusetts   implemented  retail
competition while in a number of other states, either the legislature or the state commission developed a plan for retail competition.

In states where electricity rates are more competitive, such as in Florida, there has been less incentive to push forward legislative proposals concerning retail choice. During Florida's 1998 legislative session, a bill to restructure the industry was sponsored by one senator but was never considered by the legislative body. The FPSC monitors, through a staff committee, the restructuring activities in other states.

In addition to restructuring activity in various states, there have been several industry restructuring bills introduced in Congress. Several of the federal bills being considered would require states to implement retail choice sometime between 2000 and 2003.

In  March  1998,  the  Department  of  Energy  announced  the   Administration's
"Comprehensive   Electricity  Competition  Plan,"  which  would  require  retail competition by 2003 but permit states to opt out under certain conditions.

Another issue encompassed by industry restructuring concerns franchise agreements. Most investor-owned utilities pay franchise fees to governments, including municipalities, for the right to install equipment to deliver electricity to retail customers. Industry restructuring (and other factors, such as reliability) could encourage municipalities to consider not renewing existing franchise agreements, and thus provide an opportunity for others to provide electric service to retail customers.

A major portion of Florida Power's retail business, representing approximately 40 percent of total 1998 utility revenues, is covered under the terms of 111 franchise agreements with various municipalities. Although no franchise agreements are due to expire in 1999, five are due to expire in 2000 (representing about 1 percent of total 1998 utility revenues), 23 are due to expire in 2001 (about 6.9 percent of total utility revenues), 14 are due to expire in 2002(about 4.7 percent of total utility revenues), one is due to expire in 2003(about .4 percent of total utility revenues) and four are due to expire in 2004(about 1.9 percent of total utility revenues). All of the franchise agreements that expire by 2004 contain a clause that gives the municipality the right to purchase Florida Power's distribution system within the municipality at the expiration of the franchise. Although the exercise of that right would require complex financial arrangements and otherwise might be difficult, Florida Power believes that quality service and competitive rates will continue to be important factors as franchise agreements come up for renewal.

The issue of industry restructuring has caused many companies to develop new corporate strategies. Some of these strategies include alliances, mergers with or acquisitions of other electric or gas utilities, or other types of service providers, that can offer not only the commodity but other unregulated products and services.

Many electric utility analysts expect that, once existing regulatory barriers are removed, a significant amount of consolidation will occur among the nearly 100 investor-owned electric utilities that exist today. During the last five years, approximately 40 electric utilities have announced either mergers with or acquisitions of other electric or gas utilities. About half of these transactions have been completed; the others are either pending regulatory approval or have been withdrawn.

Industry Restructuring - Florida Progress' Strategic Initiatives

While it may be several years before retail choice exists in Florida, Florida Progress believes that retail choice will eventually exist in every state. Anticipating this change, Florida Progress has developed a corporate strategy to position itself for a more competitive marketplace.

Long term, Florida Progress is focused on establishing a national retail energy services business - which includes transportation of the commodity to the customer as well as offering nonregulated products and services. To be successful in this market, a retail services company will likely need a sizable number of customers in order to realize the economies of scale necessary to keep its costs competitive. As such, part of Florida Progress' corporate strategy includes the possibility of mergers or acquisitions that would expand its customer base.

In addition to considering mergers and acquisitions, Florida Progress has entered into two joint ventures with two other utilities, Cinergy Corp. and New Century Energies. The first joint venture, formed in September 1997 and named Cadence, is a marketing alliance aimed at providing national chain account customers with energy management and energy information systems. The other joint venture, Centrus, began operating in July 1998 and was established to develop products and services for residential and small commercial customers. In March 1999, Florida Progress and its utility partners decided to dissolve the Centrus joint venture, due in part to changing strategic viewpoints among the partners. Florida Progress remains committed, however, to its long-term objective to establish a national retail energy services business, and intends to continue developing products and services for residential and small commercial customers.

In May 1998, Florida Power formed a power marketing alliance with Dynegy to capitalize on developing wholesale energy markets in Florida and in the Southeast U.S.

Forming joint ventures and alliances can be a quicker way to achieve many of the benefits sought through mergers and acquisitions including economies of scale, scope and new market presence and skills.

An important issue encompassed by industry restructuring is the recovery of "stranded costs." Stranded costs include the generation assets of utilities whose value in a competitive marketplace would be less than their current book value as well as above-market purchased power commitments to the QFs. Thus far, all states that have passed restructuring legislation have provided for the opportunity to recover a substantial portion of stranded costs.

Assessing the amount of stranded costs for a utility requires various assumptions about future market conditions including the future price of electricity. For Florida Power, the single largest stranded cost exposure is its commitments to QFs.

Florida Power has taken a proactive approach to this industry issue. Since 1996, Florida Power has been seeking ways to address the impact of escalating payments from contracts it was obligated to sign under provisions of PURPA.

These efforts have resulted in Florida Power successfully mitigating, through buy-outs and buy-downs of these contracts, more than 20 percent of its purchased power commitments to QFs. (See Note 9 and Note 11 to the Financial Statements.)

Florida Power Corporation

Florida Power's operating results and capital requirements are largely influenced by its customers' demand for electricity. That annual demand for electricity is based on the number of customers and their annual usage; usage is largely influenced by weather. During 1998, Florida Power, as well as other electric utilities in Florida and in the Southeast, experienced periods of extreme demand for electricity due to hotter-than-normal summer temperatures.

In planning for its future generation needs, Florida Power develops a forecast of annual demand for electricity, including a forecast of the level and duration of peak demands during the year.

Florida Power relies, in part, upon the use of its Energy Management program during peak demands. This program enables Florida Power to reduce the amount of demand for electricity by remotely reducing energy usage of residential customers who agree to participate in the program. Florida Power utilized Energy Management last summer to a much greater degree than in the past, which resulted in a number of complaints from customers on the program. Florida Power is exploring several alternatives to add new generation that will provide greater flexibility in meeting the electricity needs of its customers.

Utility Revenues and Sales

Florida Power's operating revenues were $2.6 billion in 1998, and $2.4 billion in 1997 and in 1996.

The utility's kilowatt-hour sales were up 11.9 percent in 1998 over 1997. The increase in sales was largely due to the hotter-than-normal weather experienced from May through October. As a result of the unusually hot weather, usage by residential customers, the single-largest customer class, increased approximately 9 percent over 1997. Kilowatt-hour sales in 1997 were essentially level with 1996. Mild weather in 1997, compared with 1996, offset the increase in kilowatt-hour sales that would have been realized from normal customer growth, which is around 2 percent or more than 20,000 new customers each year.

Florida Power's wholesale kilowatt-hour sales were up 57.2 percent in 1998, compared with 1997. The primary reason for the increase was, unlike 1997, that the company's nuclear power plant was in service for most of 1998. This enabled Florida Power to sell excess generating capacity in the short-term wholesale energy market, after meeting the needs of its customers. However, the impact on earnings of these short-term bulk sales was minimal because essentially all revenues and costs associated with this activity are passed through to retail customers whose rates are adjusted accordingly.

The increase in revenues resulting from the higher demand for electricity was offset by several actions taken in 1998, including steps taken to improve the utility's overall quality of service to its customers. (See Item 7 "MD&A - Other Utility Expenses".) In addition to these costs, Florida Power deferred $10 million of non-fuel revenues for either future accelerated amortization of the Tiger Bay regulatory asset or other regulatory initiatives, as approved by the FPSC.

As indicated above, the impact of extreme weather on Florida Power's sales can be significant. However, the impact of weather on non-fuel revenues for 1997 and 1996 was minimized because of a ratemaking concept called residential revenue decoupling.

This concept was designed to eliminate the direct link between kilowatt-hour sales and non-fuel revenues. Under revenue decoupling, abnormal weather does not impact earnings from residential sales.

Over the three-year period, which ended December 31, 1997, the earnings impact of residential revenue decoupling was not material. The termination of residential revenue decoupling will likely result in Florida Power's earnings being subject to greater fluctuation due to changes in weather. (See Note 1 to the Financial Statements.)

Fuel and Purchased Power

Fuel and purchased power costs are recovered primarily through a fuel cost recovery clause established by state and federal regulators. Fluctuations in these costs have little impact year to year on net income, but might impact net income in a more competitive environment. (See Item 7 "MD&A - Extended Nuclear Outage Costs" for discussion of replacement power costs not recovered through the fuel cost recovery clause.)

Factors   influencing   fuel  and  purchased  power  costs  include  demand  for
electricity, fuel prices, the availability of generating plants and the amount and price of electricity purchased from QFs and other utilities.

Total fuel and purchased power expenses were $1.03 billion in 1998, less than 1 percent higher than 1997's fuel and purchased power costs. The slight increase, despite an 11.9-percent increase in total kilowatt-hours sold, was due largely to the availability of Florida Power's Crystal River nuclear plant. The lack of nuclear generation throughout 1997 forced Florida Power to replace this generation with other, higher-cost replacement power.

As previously discussed, a key factor influencing Florida Power's purchased power costs are the prices paid to QFs for electricity. Currently, Florida Power receives 831 MW of total capacity from QFs.

In 1998, Florida Power spent $204.6 million for purchased power capacity payments under all QF contracts. This represented approximately 20 percent of system fuel and purchased power expenses for the year. Costs associated with these contracts raised Florida Power's system average cost for generation in 1998 and 1997, and this trend is expected to continue based on the contracts currently in place and the escalating payment schedules associated with each contract.

Florida Power will continue its effort to mitigate the impact of escalating payments from its QF contracts.

Other Utility Expenses

The increase in revenues in 1998, as previously discussed, enabled Florida Power to take several actions to better position itself for the future. The following items largely offset the increase in revenues attributable to the hotter-than-normal weather ($ in millions):

    Accelerated amortization of regulatory assets
     and write-off of related taxes                             $21

    Accelerated 1999 expenditures to enhance reliability        $17

    Accelerated 1999 lump-sum pay increase                      $ 7


Utility operations and maintenance expenses increased by $49 million during 1998, compared with 1997. The increase was due to the acceleration of certain expenses noted above and additional operations and maintenance costs related to the Tiger Bay plant acquired in July 1997. In addition, Florida Power wrote off $7 million of inventory deemed obsolete.

In 1997, operations and maintenance expenses, before nuclear outage costs, increased by $8.9 million over 1996. The increase was due primarily to costs associated with planned fossil plant outages and expenditures designed to improve reliability and customer service.

Changes from year to year in the amount of energy conservation costs have no significant impact on earnings because Florida Power recovers substantially all of these costs through a clause in electric rates similar to the fuel recovery clause. Florida Power does not expect the level of energy conservation costs to vary materially in the future.

Depreciation of $347.1 million for 1998 included $19 million of accelerated amortization of regulatory assets, $14 million of which was related to contract termination costs for the Tiger Bay buy-out. (See Item 7 "MD&A - Impact of Tiger Bay Buy-Out.") In 1997, Florida Power wrote off approximately $20 million related to these costs. In 1996, Florida Power amortized approximately $31 million related to two oil-fired power plants and a canceled transmission line. Excluding these and other write-offs, Florida Power's annual depreciation for 1998, 1997 and 1996 would have been $328.6 million, $305.9 million and $293.2 million, respectively.

Florida Power's interest expense in 1998 increased over 1997 primarily due to higher debt balances resulting from the July 1997 Tiger Bay transaction. The higher debt balances from the Tiger Bay transaction, as well as additional costs associated with the 1997 extended nuclear outage, also resulted in increased 1997 interest expense, compared with 1996.

Extended Nuclear Outage Costs

In September 1996, Florida Power's Crystal River nuclear plant was taken out of service to fix an oil pressure problem in the main turbine. When the repairs were completed in October 1996, Florida Power decided to keep the plant shut down to address certain backup safety system design issues.

The NRC had been critical of the plant's overall performance in 1996, and in January 1997 placed the nuclear plant on its "Watch List" as a plant whose operations would be monitored closely until Florida Power demonstrated a period of improved performance.

The nuclear plant was returned to service in February 1998 after being out of service about 16 months. In July 1998, the NRC removed the plant from its "Watch List," citing the unit's improved physical condition, more effective management oversight and improved operator training.

Florida Power's operating results for 1997 were significantly impacted by the costs associated with the extended outage. These costs included $100 million in additional operations and maintenance expenses and approximately $173 million in replacement power costs. Capital expenditures related to the outage were $42 million in 1997. (See Note 9 to the Financial Statements.)

Impact of Tiger Bay Buy-Out

In July 1997, Florida Power bought out the purchased power contracts related to a 220-megawatt cogeneration facility (Tiger Bay). In addition to buying out the purchased power contracts, Florida Power acquired the facility. Costs associated with the termination of the purchased power contracts and the acquisition of the facility totaled $445 million.

The FPSC-approved purchase allowed Florida Power to record a regulatory asset of approximately $350 million for contract termination costs and add $75 million to its electric plant.

Florida Power continues to collect from customers an amount equal to what it would have been allowed to recover for capacity and energy payments made in accordance with the original Tiger Bay purchased power contract. Based on these payments, Florida Power is projected to recover enough revenues by the year 2008 to fully amortize the regulatory asset and related interest charges. The regulatory asset balance as of December 31, 1998, was $321 million and reflected normal amortization of $13.2 million and $4.4 million in 1998 and 1997, respectively, and accelerated amortization of $14 million in 1998. (See Note 9 to the Financial Statements.)

DIVERSIFIED OPERATIONS

Overview
In 1998, Electric Fuels earned $42.3 million, or $.44 per share, compared with $32.1 million, or $.33 per share, in 1997 and $27.1 million, or $.28 per share, in 1996. Electric Fuels' operations include Rail Services, Inland Marine Transportation and Energy and Related Services.

In 1997, Florida Progress established a provision for loss on its $87 million investment in Mid-Continent and accrued for litigation costs. (See Item 7 "MD&A
- Mid-Continent Life Insurance Company") In 1996, Florida Progress made two restructuring decisions that had a significant impact on earnings from diversified operations. The spin-off of Echelon resulted in a $26.3 million after-tax charge to earnings while the sale of AST contributed an after-tax gain of $23.5 million. Another item that affected 1996 diversified earnings was the provision for loss on unprofitable coal properties owned by Electric Fuels. This resulted in an after-tax charge of $25.2 million.

The diversified operations of Electric Fuels can be more volatile when compared to the operations of an electric utility. Factors that can influence its operating results include weather conditions that affect barge transportation along the Mississippi and Ohio rivers, and economic conditions that affect the supply and demand for the various products and services offered by the three business units.

Electric Fuels Corporation

The expansion of Electric Fuels is one of Florida Progress' key strategic objectives. Double-digit earnings growth of Electric Fuels would enable Florida Progress to achieve its five-year objective of consistent annual earnings per share growth of 5 percent or better.

Over the last five years Electric Fuels has grown significantly:

                                    Five-Year
                1998    1997     1996     1995     1994     Growth Rate
                            (In millions)

Revenues      $1,234  $1,037   $  881    $  844    $ 784        16.3%

Earnings       $42.3   $32.1    $27.1*    $24.0   $ 22.6        23.2%

*Before provision for loss on coal properties

The growth of Electric Fuels has come from growth in its Rail Services  business
unit,  expansion  of  its  Inland  Marine   Transportation  fleet  and  improved
operations in its Energy and Related Services group.

During 1998, Progress Rail completed approximately $200 million in acquisitions across its various business segments. This level of activity was substantially higher than previous years. During 1997 and 1996, Progress Rail's acquisitions totaled $71 million.

Today, Progress Rail is one of the largest integrated suppliers of rail services in the United States, with locations in 20 states, Mexico and Canada. Earnings from the Rail Services unit were $15.9 million, $13.3 million and $9.7 million in 1998, 1997 and 1996, respectively. The growth in earnings has come mostly from acquisitions and internal expansion.

In 1998, this group was negatively impacted by substantial declines in scrap steel prices during the second half of the year. However, the earnings improvement from increased demand for its railcar and track parts and services, sales of railcars from its lease portfolio and increases resulting from its 1997 acquisitions more than offset the effects of the lower scrap steel prices.

Expansion of MEMCO, Electric Fuels' Inland Marine Transportation unit, has been achieved primarily through the purchase of river barges. Since 1992, MEMCO's fleet of barges, which haul coal, agricultural products and other dry bulk products along the Ohio and lower Mississippi rivers, has nearly tripled. During 1998, MEMCO acquired approximately 200 new barges and two new towboats, raising its fleet to 1,100 barges and 27 towboats. During 1999, MEMCO plans to acquire approximately 100 more barges and one new towboat.

Further expansion of the barge fleet after 1999 depends largely on the future demand for barge capacity and MEMCO's ability to secure additional long-term contracts. MEMCO's objective is to achieve and maintain approximately 70 percent of its barge capacity under long-term contracts typically ranging from three to five years. The remaining capacity is used to take advantage of new market opportunities as they arise.

Earnings from the Inland Marine Transportation unit were $10.3 million in 1998, compared with $5.9 million in 1997. The increase was due to the expanded fleet and the negative impact high-water conditions in March 1997 had on 1997's results. The March floods temporarily disrupted barge traffic and terminal services and kept 1997 earnings below 1996 earnings of $7.1 million.

Electric Fuels' Energy and Related Services business unit includes coal mining, river terminal services and off-shore marine transportation. Annual sales of coal average about 12 million tons, of which 5 to 6 million tons are sold to Florida Power and the rest is sold to unaffiliated customers.

Earnings from this unit were $20.4 million in 1998, compared with $16.8 million in 1997. The increase was due to improved productivity, higher coal deliveries and an increase in river terminal services. In September 1997, Electric Fuels bought out its 50-percent partner in a coal mining joint venture and now recognizes 100 percent of the sales and earnings from that property. In the first half of 1998, Electric Fuels completed the expansion of its Ceredo River terminal in West Virginia, increasing its capacity by 33 percent.

In 1996, the earnings from this unit were $12.7 million, before a provision for loss on unprofitable coal properties. In December 1996, Electric Fuels established a provision for loss on certain coal properties after it determined that depressed market conditions for low-sulfur coal were not temporary. The impact of the write-down was a one-time after-tax charge to earnings of $25.2 million.

Mid-Continent Life Insurance Company

In 1997, Florida Progress recorded a provision for a loss on its investment in Mid-Continent and accrued for estimated legal expenses, reducing 1997 earnings by $.96 per share. This action was prompted by Mid-Continent being placed in receivership in the spring of 1997 and subsequent events in 1997. The receivership was based on Oklahoma Insurance Commissioner John Crawford's contention that Mid-Continent's policy reserves were understated and that it could not raise premiums to address the issue. Although the Oklahoma District Court granted the Commissioner's request to place Mid-Continent in receivership, the court ruled that premiums could be raised. Mid-Continent had planned to raise premiums and eliminate policyholder dividends in order to avoid a projected reserve shortfall in 2020. After placing the company in receivership, Commissioner Crawford's principal action towards rehabilitation was to file a lawsuit seeking to use the assets of Florida Progress for the benefit of policyholder and creditor claims. Commissioner Crawford was defeated in his bid for re-election in November 1998 and new Commissioner, Carroll Fisher, has stated his intention to work with Florida Progress and others to develop a plan to rehabilitate Mid-Continent rather than pursue litigation against Florida Progress. Although Florida Progress hasn't had access to recent Mid-Continent data, its estimate of the present value of the projected deficiency, after applying Mid-Continent's statutory surplus, is in the range of $100 million, rather than the $348 million alleged by former Commissioner Crawford. Florida Progress is working with Commissioner Fisher to develop a viable plan to rehabilitate Mid-Continent, which would include the sale of that company. (See
Note 11 to the Financial Statements.)

Year 2000

Florida Progress is in the process of addressing Year 2000 (Y2K) issues and establishing procedures to mitigate its risks. Y2K issues exist because, historically, many computer systems have used two digits to represent a year. With the change of the century, a two-digit year may present calculation or sequencing errors in computer software and embedded technology.

The Florida Progress Y2K effort is overseen by the Vice President, Information Technology of Florida Power, who provides status reports to Florida Progress' board of directors and outside regulatory agencies and other entities such as the FPSC, the NRC and the NERC.

Florida Progress has taken a comprehensive approach in developing its Y2K plans. Resources have been dedicated to reviewing systems throughout all areas of the company, with an emphasis on testing of systems, to the extent possible. Florida Progress expects that preparations for Y2K issues, including contingency plans, will be completed by the end of the third quarter of 1999 for Florida Power and during the fourth quarter of 1999 for Electric Fuels.

All areas of Florida Progress are involved in identifying and addressing software, infrastructure and embedded technology issues.

The Information Technology (IT) focus is on application and operating software, data storage capabilities and technology infrastructure (workstations, servers, voice and data networks, and communications equipment).

Embedded systems are internal components used to control, monitor or assist the operation of equipment, machinery and plants including process controls used for energy production and delivery. They are integral parts of systems, and in many cases their presence is not obvious.

Florida Progress' methodology for identification and remediation of Y2K issues is a five-step process, which includes:

1.) Awareness - The communication of Y2K issues and their importance throughout Florida Power and Electric Fuels.
2.) Inventory - The itemized tabulation of all Y2K-suspect software, infrastructure and embedded systems.
3.) Assessment and prioritization - Performing an evaluation of all technology components, obtaining compliance information through analysis and certifications from suppliers, product vendors, and other third parties, to the extent possible, with which Florida Progress conducts business, reviewing interfaces and categorizing whether identified issues are mission critical.
4.) Remediation and verification - Correcting or upgrading systems and components, and where possible, end-to-end integration testing.
5.) Contingency planning - Establishing contingency plans for all key operating functions.

The following chart represents an estimate of the current status of Florida Progress' Y2K progress and planned completion dates for each phase as of December 31, 1998:

                            Florida Power                  Electric Fuels
                       Percent         Planned         Percent         Planned
                      Complete        Completion      Complete       Completion
                     (12/31/98)          Date        (12/31/98)         Date

Awareness -               *                *              *               *
Inventory -              98%           Jan. 1999         70%          Mar. 1999
Assessment and
 prioritization -        75%           Mar. 1999         50%          Jun. 1999
Remediation and
 verification -          40%           Sep. 1999         30%          Sep. 1999

Contingency
 planning -              20%           Sep. 1999         10%          Dec. 1999


* To continue through duration of project.

Florida Progress has given the highest priority to addressing mission critical processes for Y2K readiness. At Florida Power, these include systems and processes that support the monitoring and control of the electric grid, maintain generating facility control, output and safety, facilitate security and telecommunications capabilities, and provide critical customer service functions.

While the diversified operations of Electric Fuels have some of the same technology-related issues as Florida Power, the risk is substantially less due to the fact that its operations are less reliant upon integrated technology-driven processes.

Florida Progress is in the process of developing corporate-wide contingency plans. The objective of contingency planning is to minimize the duration and extent of any material impacts resulting from a Y2K-induced problem.

Due to the speculative nature of contingency planning, Florida Progress cannot ensure the extent to which such plans will in fact mitigate the risk of material impacts on Florida Progress' operations due to Y2K issues.

Florida Progress is in the process of identifying and assessing third-party vulnerabilities. Highest vulnerabilities from third-party vendors for Florida Power exist in the fuel supply and telecommunications industries. Florida Power has begun a program of working with these vendors to try to determine potential risks and Y2K readiness. Also, Florida Power is working with industry groups such as the FRCC, Nuclear Energy Institute/Nuclear Utility Software Management Group, and Electric Power Research Institute to ensure the safety and reliability of power generation and the integrity of the transmission grid. In addition, Florida Power has initiated and participated in utility sharing strategy sessions to identify issues with third parties. Florida Power has also begun to request status information from significant vendors to determine potential third-party Y2K risks.

Florida Progress' current estimate of the total costs of addressing Y2K issues, including expenses to remedy both embedded systems and computer information systems, is between $15 million and $25 million. No Florida Progress systems have been replaced on an accelerated basis due to the Y2K issue. As of December 31, 1998, Florida Progress has incurred a total of approximately $6 million of internal and external costs related to Y2K. Currently, the company does not separately track internal costs related to this issue. Florida Progress has expensed all Y2K costs as incurred.

In the electric utility industry, there are many computers and software programs that are susceptible to Y2K issues, as well as a multitude of individual computer chips within equipment that may have Y2K implications. Computers and computer chips are used in power plants that generate electricity, in systems that handle billing and customer information, and in many other common devices such as telephones, security systems and building elevators. While the potential effects could be widespread and the exact nature of those effects is unknown, Florida Progress does not expect the potential effect to be severe. Florida Progress is making every effort to remediate issues and provide contingency plans for the possibility of any disruption that could occur.

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

If Florida Progress, or third parties with whom it has significant business relationships, fail to achieve Y2K readiness with respect to critical systems, there could be a material adverse impact on Florida Progress' financial position, results of operations and cash flows. However, based on the milestones that have been achieved to date and the planned completion of the Y2K project, Florida Progress is confident that it is taking the necessary steps to minimize the impact of Y2K.

Other

Florida Progress adopted  several new  accounting  standards during  1998.  (See
Note 1 to the Financial Statements.)

Florida Power and a former subsidiary of Florida Progress have been notified by the EPA that each is or may be a potentially responsible party for the cleanup costs of several contaminated sites. (See Note 11 to the Financial Statements.)

Florida Progress has off-balance sheet risk related to debt of unconsolidated partnerships. (See Note 11 to the Financial Statements.)

Florida Progress is involved in other litigation. (See Note 11 to the Financial Statements.)

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

LIQUIDITY AND CAPITAL RESOURCES

Cash from operations has been the primary source of capital for Florida Progress. Cash from operations in 1998 increased $435.3 million over 1997. The significant increase was due largely to the absence of costs associated with the 1997 extended nuclear outage and tax benefits received in 1998 related to the 1997 Tiger Bay transaction.

Other sources of capital over the last three years include debt financing, proceeds from the sale and leaseback of equipment, proceeds from the sale of properties and businesses, and the issuance of common stock.

Florida Progress' capital requirements are primarily influenced by Florida Power's construction program and the expansion activities of Electric Fuels. Florida Power's construction program is not expected to require any significant increase in equity or debt over the next several years.

The expansion activities of Electric Fuels will be financed with internally generated funds, debt and equity contributions.

In November 1998, the Progress Plus Stock Plan and Employee Savings Plan (the Plans) began issuing new shares of common stock instead of purchasing shares in the open market. Florida Progress expects to receive about $50 million of new equity annually through the Plans.

Florida Progress also is considering issuing other equity alternatives during 1999. The funds from these sources will be used primarily to reduce debt at Progress Capital, the holding company for the diversified operations.


Florida Progress' capital structure as of December 31, 1998, was 41.1 percent common equity, 58.1 percent debt and .8 percent preferred stock. Total debt at Florida Power was reduced by $233 million in 1998. This decrease was offset by an increase of $257 million at Progress Capital. Listed below are the credit ratings for Florida Power and Progress Capital as of December 31, 1998:


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

Progress Capital Holdings, Inc.
  Medium-term notes              A           A2
  Commercial paper               A-1         P-1

Florida Power Corporation

Florida Power's construction expenditures in 1998 totaled about $310 million. This was primarily for distribution lines related to the utility's growing customer base and the construction of a new 500-megawatt power plant that is planned for commercial operation in the first quarter of 1999. Florida Power's three-year construction program totals approximately $1 billion for the 1999-2001 forecast period. It includes planned expenditures of $323 million, $342 million and $300 million for 1999 through 2001. Florida Power expects these construction expenditures will be financed primarily with internally generated funds.

In 1998, Florida Power redeemed $250 million of first mortgage bonds. The redemption of these bonds was principally funded through the issuance of $150 million of 30-year medium-term notes bearing an interest rate of 6 3/4 percent and commercial paper.

In July 1997, Florida Power issued $450 million of medium-term notes primarily to finance the buy-out of purchased power contracts associated with the 220-megawatt Tiger Bay cogeneration facility. (See "MD&A - Impact of Tiger Bay Buy-Out".)

Amendments to the Clean Air Act in 1990 require electric utilities to reduce sulfur dioxide emissions. Florida Power is meeting these requirements with minimal capital expenditures.

In addition to funding its construction commitments with cash from operations, Florida Power accesses the capital markets through the issuance of commercial paper and medium-term notes.

Florida Power's interim financing needs are funded primarily through its commercial paper program. The utility has a $200-million, 364-day revolving bank credit facility and a $200-million, five-year facility, which are used to back up commercial paper. (See Note 6 to the Financial Statements.)

Florida Power's medium-term note program provides for the issuance of either fixed or floating interest rate notes, with maturities that may range from nine months to 30 years. Florida Power has available for issuance $250 million of medium-term notes.

In 1998, debt levels decreased at Florida Power largely due to the improved operating results stemming from hotter-than-normal weather, which increased funds from operations.

In 1997, debt levels increased over 1996 at Florida Power largely due to the costs associated with the extended nuclear outage and the buy-out of purchased power contracts with the Tiger Bay plant.

Florida Power's embedded cost of long-term debt was 6.8 percent as of December 31, 1998, and 7 percent as of December 31, 1997.

Diversified Operations

Progress Capital provides short- and long-term financing facilities for Florida Progress' diversified operations and, with the benefit of a guaranty and support agreement with Florida Progress, helps to lower the cost of capital of the diversified businesses. Progress Capital funds diversified operations primarily through the issuance of commercial paper and medium-term notes. (See Note 6 to the Financial Statements.)

Progress Capital has a medium-term note program for the issuance of either fixed or floating interest rate notes, with maturities that may range from nine months to 30 years.

In 1998 and 1997, Progress Capital issued $115 million and $35 million of medium-term notes, respectively, with maturities ranging from two to 10 years, leaving $185 million of medium-term notes available for issuance. The proceeds were primarily used to repay maturing medium-term notes and for other corporate purposes.

In 1998, MEMCO entered into a $200-million synthetic lease financing for approximately $175 million in barges and $25 million in towboats. The lease financing was accomplished through a sale and leaseback, and involved the issuance of $126 million of secured notes and $74 million in equipment trust certificates by a special purpose Delaware trust. The notes and certificates bear a weighted average interest rate of 6.8 percent with a final maturity in 2014. MEMCO's payment obligations under the operating lease are guaranteed by Progress Capital. (See Note 11 to the Financial Statements.)

Progress Capital has two revolving bank credit facilities: a 364-day, $100-million facility and a five-year, $300-million facility. These facilities are used to back up commercial paper. (See Note 6 in Notes to the Financial Statements.) Progress Capital also has uncommitted bank bid facilities that authorize it to borrow and re-borrow, and have outstanding at any time, up to $300 million. As of December 31, 1998, $150 million was outstanding. The
facilities  were   established  to  temporarily   supplement   commercial  paper
borrowings.

In 1998, total diversified capital expenditures were $217 million, including approximately $92 million for the purchase of barges and towboats and $125 million for property additions at Electric Fuels' diversified operations.

In 1997, diversified capital expenditures were about $120 million, primarily for the purchase of barges.

In 1999, diversified capital expenditures are expected to be approximately $155 million, most of which is for Electric Fuels. The Inland Marine Transportation unit plans to add approximately 100 new barges and one towboat in 1999 as it continues to take advantage of market opportunities to expand its business.

Electric Fuels' Rail Services unit is expected to continue to grow by expanding geographically. These expenditures are expected to be funded through cash generated internally, through Progress Capital from outside financing sources, and through equity contributions from Florida Progress.

Dividend Policy and Earnings Outlook
Florida Progress evaluates its dividend policy on an annual basis to ensure that the dividend payout and dividend rate are appropriate given the business plan, projected earnings growth and outlook for the electric utility industry. Florida Progress' business plan forecasts sustained earnings per share growth, a key factor in determining dividend policy.

FORWARD-LOOKING STATEMENTS

In this report, Florida Progress has stated an aggressive five-year objective of consistent annual earnings per share growth of 5 percent or better, and established goals to build a national retail energy services business in the utilities sector, and continue to support the growth at Electric Fuels. Florida Progress has made various estimates regarding its Y2K preparedness, projected that retail choice eventually will exist in every state, and indicated its assessment that the lawsuits related to Mid-Continent are without merit. Florida Power has indicated that it expects to have sufficient system capacity to meet anticipated future demand.

These statements, and any other statements contained in this report that are not historical facts, are forward-looking statements that are based on a series of projections and estimates regarding the economy, the electric utility industry and the company's other businesses in general, actions of regulatory bodies and courts, and on key factors which impact the company directly. The projections and estimates relate to the pricing of services, the actions of courts and regulatory bodies, the success of new products and services, and the effects of competition.

Key factors that have a direct bearing on the company's ability to attain these projections include continued annual growth in customers; economic and weather conditions affecting the demand for and supply of not only electricity but also Electric Fuels' barge, rail and other services; successful cost containment efforts; and the efficient operation and/or construction of Florida Power's existing and planned generating units. Also, in developing its forward-looking statements, the company has made certain assumptions relating to productivity improvements and the favorable outcome of various commercial, legal and regulatory proceedings, and the lack of disruption to its markets.

If the company's projections and estimates regarding the economy, the electric utility industry and key factors differ materially from what actually occurs, or if various proceedings have unfavorable outcomes, the company's actual results could vary significantly from the performance projected.

Market Risks

Interest rate risk

Florida Progress is exposed to changes in interest rates primarily as a result of its borrowing activities.

A hypothetical 54 basis point increase in interest rates (10 percent of Florida Progress' weighted average interest rate) affecting its variable rate debt ($739.7 million as of December 31, 1998) would have an immaterial effect on Florida Progress' pre-tax earnings over the next fiscal year. A hypothetical 10-percent decrease in interest rates would also have an immaterial effect on the estimated fair value of Florida Progress' long-term debt as of December 31, 1998.

Commodity price risk

Currently at Florida Power, commodity price risk due to changes in market conditions for fuel and purchased power are recovered through the fuel cost recovery clause, with no effect on earnings.

Electric Fuels is exposed to commodity price risk through coal sales, the scrap steel market and fuel for its marine transportation business. A 10-percent change in the market price of those commodities would have an immaterial effect on the earnings of Florida Progress.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For discussion of interest rate risk and commodity risk, see "MD&A - Market Risks".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITORS' REPORT

To the Shareholders of Florida Progress Corporation and Florida Power Corporation:

We have audited the accompanying consolidated balance sheets of Florida Progress Corporation and subsidiaries, and of Florida Power Corporation, as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows, and common equity and comprehensive income for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the financial statements, we also have audited the financial statement schedules listed in Item 14 therein. These financial statements and financial statement schedules are the responsibility of the respective managements of Florida Progress Corporation and Florida Power Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida Progress Corporation and subsidiaries, and Florida Power Corporation, as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/KPMG LLP
---------------------------
KPMG LLP
St. Petersburg, Florida

January 25, 1999

                                  FLORIDA PROGRESS
                         Consolidated Financial Statements

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Income For the years ended December 31, 1998, 1997 and 1996 (In millions, except per share amounts)

                                                 1998      1997      1996
                                               --------- --------- ---------
REVENUES:
   Electric utility                            $2,648.2  $2,448.4  $2,393.6
   Diversified                                    972.1     868.0     764.3
                                               --------- --------- ---------
                                                3,620.3   3,316.4   3,157.9
                                               --------- --------- ---------
EXPENSES:
   Electric utility:
      Fuel                                        595.7     458.1     409.7
      Purchased power                             433.8     490.6     531.6
      Energy conservation cost                     79.6      67.0      62.6
      Operation and maintenance                   471.6     422.3     413.4
      Extended nuclear outage -
        O&M and replacement power costs             5.1     173.3        -
      Depreciation                                347.1     325.9     324.2
      Taxes other than income taxes               203.6     193.6     183.6
                                              ---------- --------- ---------
                                                2,136.5   2,130.8   1,925.1
                                              ---------- --------- ---------
   Diversified:
      Cost of sales                               827.2     753.9     642.9
      Provision for loss on coal properties          -         -       40.9
      Loss related to life insurance subsidiary      -       97.6        -
      Other                                        56.3      60.4      66.6
                                              ---------- --------- ---------
                                                  883.5     911.9     750.4
                                              ---------- --------- ---------
INCOME FROM OPERATIONS                            600.3     273.7     482.4
                                              ---------- --------- ---------
INTEREST EXPENSE AND OTHER:
   Interest expense                               187.1     158.7     135.9
   Allowance for funds used during
     construction                                 (16.9)     (9.7)     (7.5)
   (Gain) on sale of business                        -         -      (44.2)
   Other expense (income), net                      (.2)      4.0       1.6
                                              ---------- --------- ---------
                                                  170.0     153.0      85.8
                                              ---------- --------- ---------
INCOME FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                         430.3     120.7     396.6
   Income taxes                                   148.6      66.4     145.9
                                              ---------- --------- ---------
INCOME FROM CONTINUING OPERATIONS                 281.7      54.3     250.7
DISCONTINUED OPERATIONS, NET OF INCOME TAXES         -         -      (26.3)
                                              ---------- --------- ---------
NET INCOME                                    $   281.7  $   54.3  $  224.4
                                              ========== ========= =========
AVERAGE SHARES OF COMMON STOCK OUTSTANDING         97.1      97.1      96.8
                                              ========== ========= =========
EARNINGS PER AVERAGE COMMON SHARE:
   Continuing operations                      $     2.90 $     .56 $    2.59
   Discontinued operations                           -         -        (.27)
                                              ---------- --------- ---------
                                              $     2.90 $     .56 $    2.32
                                              ========== ========= =========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION Consolidated Balance Sheets December 31, 1998 and 1997 (Dollars in millions)

                                                          1998       1997
                                                        ---------  ---------
ASSETS

PROPERTY, PLANT AND EQUIPMENT:
   Electric utility plant in service and
     held for future use                                $6,307.8   $6,166.8
   Less:  Accumulated depreciation                       2,716.0    2,511.0
          Accumulated decommissioning
            for nuclear plant                              254.8      223.7
          Accumulated dismantlement for fossil plants      130.7      128.5
                                                        ---------  ---------
                                                         3,206.3    3,303.6
   Construction work in progress                           378.3      279.4
   Nuclear fuel, net of amortization of $377.2
     in 1998 and $356.7 in 1997                             45.9       66.5
                                                        ---------  ---------
     Net electric utility plant                          3,630.5    3,649.5
   Other property, net of depreciation of $234.6
     in 1998 and $219.3 in 1997                            560.1      437.7
                                                        ---------  ---------
                                                         4,190.6    4,087.2
                                                        ---------  ---------
CURRENT ASSETS:
   Cash and equivalents                                      2.5        3.1
   Accounts receivable, net                                413.4      373.7
   Inventories, primarily at average cost:
     Fuel                                                   69.8       77.6
     Utility materials and supplies                         83.3       91.9
     Diversified materials                                 137.0      126.8
   Underrecovered utility fuel costs                         -         34.5
   Income taxes receivable                                  23.4       16.8
   Deferred income taxes                                    55.9        5.8
   Prepayments and other                                    68.8       45.1
                                                        ---------  ---------
                                                           854.1      775.3
                                                        ---------  ---------
DEFERRED CHARGES AND OTHER ASSETS:
   Costs deferred pursuant to regulation:
     Deferred purchase power contract termination costs    321.0      348.2
     Other                                                 113.6      126.4
   Investments in nuclear decommissioning fund             332.1      266.7
   Goodwill                                                139.8       55.2
   Joint ventures and partnerships                          71.5       54.6
   Other                                                   138.1       46.4
                                                       ----------  ---------
                                                         1,116.1      897.5
                                                       ----------  ---------
                                                        $6,160.8   $5,760.0
                                                       ==========  =========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION Consolidated Balance Sheets December 31, 1998 and 1997 (Dollars in millions)

                                                         1998      1997
                                                       --------  --------
CAPITAL AND LIABILITIES

COMMON STOCK EQUITY:
   Common stock without par value, 250,000,000
     shares authorized, 97,336,826 shares
     outstanding in 1998 and 97,062,954 in 1997       $1,221.1   $1,209.0
   Retained earnings                                     640.9      567.0
                                                      ---------  --------
                                                       1,862.0    1,776.0
CUMULATIVE PREFERRED STOCK OF FLORIDA POWER:
   Without sinking funds                                  33.5       33.5

LONG-TERM DEBT                                         2,250.4    2,377.8
                                                      ---------  --------

TOTAL CAPITAL                                          4,145.9    4,187.3
                                                      ---------  --------
CURRENT LIABILITIES:
   Accounts payable                                      297.9      253.2
   Customers' deposits                                   104.1       97.1
   Taxes payable                                          10.1       12.0
   Accrued interest                                       70.4       56.8
   Overrecovered utility fuel costs                       22.2         -
   Other                                                  85.8       74.8
                                                      ---------  --------
                                                         590.5      493.9
   Notes payable                                         236.2      214.8
   Current portion of long-term debt                     145.9       15.2
                                                      ---------  --------
                                                         972.6      723.9
                                                      ---------  --------

DEFERRED CREDITS AND OTHER LIABILITIES:
   Deferred income taxes                                 595.4      471.2
   Unamortized investment tax credits                     77.8       85.7
   Other postretirement benefit costs                    116.1      107.4
   Other                                                 253.0      184.5
                                                      ---------  --------
                                                       1,042.3      848.8
                                                      ---------  --------
COMMITMENTS AND CONTINGENCIES (Note 11)
                                                      ---------  --------
                                                      $6,160.8   $5,760.0
                                                      =========  ========

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated  Statements  of Cash Flows For the years ended  December  31, 1998,
1997 and 1996 (In millions)
                                                                           1998     1997     1996
                                                                         -------   ------   ------
OPERATING ACTIVITIES:
   Income from continuing operations                                     $ 281.7   $ 54.3   $250.7
   Adjustments for noncash items:
     Depreciation and amortization                                         424.6    364.2    366.7
     Extended nuclear outage - replacement power cost                         -      73.3       -
     Provision for loss on investment in life insurance subsidiary            -      86.9       -
     (Gain) on sale of business                                               -        -     (44.2)
     Provision for loss on coal properties                                    -        -      40.9
     Deferred income taxes and investment tax credits, net                  44.8    (30.7)   (56.6)
     Increase in accrued post-employment benefit costs                       8.7      8.6     15.5
     Changes in working  capital,  net of effects  from  acquisition  or sale of businesses:
          Accounts receivable                                               (2.5)  (108.3)    35.4
          Inventories                                                       51.1      2.2    (10.9)
          Overrecovery (underrecovery) of fuel cost                         51.7    (33.1)   (82.3)
          Accounts payable                                                  17.8     58.3     21.6
          Taxes payable                                                     (8.2)   (47.1)    21.0
          Other                                                              3.1      1.2    (13.5)
     Other operating activities                                              5.1     12.8     26.6
                                                                         --------   ------   ------
       Cash provided by continuing operations                              877.9    442.6    570.9
                                                                         --------   ------   ------
       Cash used by discontinued operations                                   -        -      (8.9)
                                                                         --------   ------   ------
                                                                           877.9    442.6    562.0
                                                                         --------   ------   ------
INVESTING ACTIVITIES:
   Property additions (including allowance for borrowed funds used
     during construction)                                                 (543.3)  (513.6)  (264.0)
   Acquisition of businesses                                              (206.6)   (32.7)   (53.8)
   Cogeneration facility acquisition and contract termination costs           -    (445.0)      -
Proceeds from sales of properties and businesses                            40.6     24.3     61.1
   Proceeds from sale and leaseback                                        153.0       -        -
   Investing activities of discontinued operations                            -        -      56.5
Other investing activities                                                (129.3)   (63.7)  (107.4)
                                                                          --------   ------   ------
                                                                          (685.6)(1,030.7)  (307.6)
                                                                         -------- --------   ------
FINANCING ACTIVITIES:
   Issuance of long-term debt                                              259.1    482.8    178.0
   Repayment of long-term debt                                            (275.1)   (34.9)  (190.4)
   Increase (decrease) in commercial paper with long-term support             -     130.6    (15.3)
   Redemption of preferred stock                                              -       -     (106.4)
   Sale of common stock                                                     12.7      -       18.5
   Dividends paid on common stock                                         (207.8)  (203.8)  (199.5)
   Increase in short-term debt                                              21.4    210.8      4.1
   Financing activities of discontinued operations                            -       -       61.5
   Other financing activities                                               (3.2)      .5     (4.0)
                                                                         --------   ------   ------
                                                                          (192.9)   586.0   (253.5)
                                                                         --------   ------   ------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                              (.6)    (2.1)      .9
   Beginning cash and equivalents                                            3.1      5.2      4.3
                                                                         --------   ------   ------
ENDING CASH AND EQUIVALENTS                                              $   2.5   $  3.1   $  5.2
                                                                         ========   ======   ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest (net of amount capitalized)                                $ 159.7    $142.7   $128.7
     Income taxes (net of refunds)                                       $ 110.4    $141.7   $189.3

The accompanying notes are an integral part of these financial statements.


FLORIDA PROGRESS CORPORATION
Consolidated  Statements of Common Equity and Comprehensive Income For the years ended December 31, 1998, 1997 and 1996
(Dollars in millions, except per share amounts)                                                      Accumulated
                                                                                                        Other
                                                                              Common      Retained  Comprehensive
                                                                 Total         Stock      Earnings      Income
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                $2,078.1       $1,187.6      $ 888.4        $  2.1

Net income                                                   224.4                       224.4
Common stock issued - 586,555 shares                          20.7           20.7
Echelon International stock dividend                        (194.5)                     (194.5)
Cash dividends on common stock ($2.06 per share)            (199.5)                     (199.5)
Unrealized gain on marketable securities                      (2.7)                                     (2.7)
Preferred stock redeemed - 1,050,000 shares                   (2.3)                       (2.3)
--------------------------------------------------------------------------------------------------------------
Balance December 31, 1996                                  1,924.2        1,208.3        716.5           (.6)

Net income                                                    54.3                        54.3
Common stock issued - 55,772 shares                             .7             .7
Cash dividends on common stock ($2.10 per share)            (203.8)                     (203.8)
Reversal of unrealized loss on marketable securities
         due to deconsolidation                                 .6                                        .6
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                 1,776.0        1,209.0        567.0           -

Net income                                                   281.7                       281.7
Common stock issued - 273,872 shares                          12.1           12.1
Cash dividends on common stock ($2.14 per share)            (207.8)                     (207.8)
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                $1,862.0       $1,221.1       $640.9        $  -
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                    47

FLORIDA POWER CORPORATION
Statements of Income
For the years ended December 31, 1998, 1997 and 1996
(In millions)

                                              1998             1997           1996
                                            ---------       ---------       ---------
OPERATING REVENUES:                         $2,648.2        $2,448.4        $2,393.6
                                            ---------       ---------       ---------
OPERATING EXPENSES:
 Operation:
    Fuel used in generation                    595.7           458.1           409.7
    Purchased power                            433.8           490.6           531.6
    Energy Conservation Cost Recovery           79.6            67.0            62.6
    Operations and maintenance                 471.6           422.3           413.4
    Extended nuclear outage - O&M and
       replacement fuel costs                    5.1           173.3              -
    Depreciation                               347.1           325.9           324.2
    Taxes other than income taxes              203.6           193.6           183.6
    Income taxes                               140.3            69.9           135.8
                                            ---------        ---------      ---------
                                             2,276.8         2,200.7         2,060.9
                                            ---------        ---------      ---------
OPERATING INCOME                               371.4           247.7           332.7
                                            ---------        ---------      ---------
OTHER INCOME AND DEDUCTIONS:
 Allowance for equity funds used
    During construction                          7.5             5.4             4.6
 Miscellaneous other expense, net               (1.7)           (4.2)           (3.4)
                                             ---------       ---------      ---------
                                                 5.8             1.2             1.2
                                             ---------       ---------      ---------
INTEREST CHARGES
 Interest on long-term debt                    115.6           102.4            86.6
 Other interest expense                         20.9            14.9            11.8
                                             ---------       ---------      ---------
                                               136.5           117.3            98.4
 Allowance for borrowed funds used
    during construction                         (9.4)           (4.3)           (2.9)
                                             ---------       ---------      ---------
                                               127.1           113.0            95.5
                                             ---------       ---------      ---------
NET INCOME                                     250.1           135.9           238.4
DIVIDENDS ON PREFERRED STOCK                     1.5             1.5             5.8
                                             ---------       ---------      ---------
NET INCOME AFTER DIVIDENDS
  ON PREFERRED STOCK                          $248.6          $134.4          $232.6
                                            =========        =========       =========

The accompanying notes are an integral part of these financial statements.


FLORIDA POWER CORPORATION
Balance Sheets
For the years ended December 31, 1998, and 1997
(Dollars in millions)


                                                            1998         1997
                                                          --------     ---------
ASSETS

PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and held              $6,307.8     $6,166.8
    for future use
  Less - Accumulated depreciation                          2,716.0      2,511.0
         Accumulated decommissioning for nuclear plant       254.8        223.7
         Accumulated dismantlement for fossil plants         130.7        128.5
                                                         ---------    ----------
                                                           3,206.3      3,303.6
  Construction work in progress                              378.3        279.4
  Nuclear fuel, net of amortization of $377.2
    in 1998 and $356.7 in 1997                                45.9         66.5
                                                         ---------    ----------
                                                           3,630.5      3,649.5

  Other property, net                                        11.5          33.2
                                                         ----------    ---------
                                                          3,642.0       3,682.7
                                                         ----------    ---------
CURRENT ASSETS:
  Accounts receivable, less reserve of $3.8
    in 1998 and $3.2 in 1997                                206.0         243.9
  Inventories at average cost:
    Fuel                                                     48.4          44.0
    Materials and supplies                                   83.3          91.9
  Underrecovered utility fuel cost                             -           34.5
  Income tax receivable                                      16.0          13.5
  Deferred income taxes                                      56.0           5.8
  Prepaid and other                                          53.5          32.2
                                                          ----------    --------
                                                            463.2         465.8
                                                          ----------    --------
DEFERRED CHARGES AND OTHER ASSETS:
  Costs deferred pursuant to regulation:
   Deferred purchased power contract termination costs      321.0         348.2
   Other                                                    113.6         126.4
  Nuclear plant decommissioning fund                        332.1         266.7
  Other                                                      56.2          11.0
                                                          ----------    --------
                                                            822.9         752.3
                                                          ----------    --------
                                                         $4,928.1      $4,900.8
                                                         ===========   =========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
For the years ended December 31, 1998, and 1997
(Dollars in millions)

                                                    1998               1997
                                                 -----------        ----------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common stock                                     $1,004.4         $1,004.4
  Retained earnings                                   815.7            763.1
                                                  ----------        ----------
                                                    1,820.1          1,767.5
CUMULATIVE PREFERRED STOCK:
    Without sinking funds                              33.5             33.5

LONG-TERM DEBT                                      1,555.1          1,745.4
                                                  ----------        ----------
TOTAL CAPITAL                                       3,408.7          3,546.4
                                                  ----------        ----------
CURRENT LIABILITIES:
  Accounts payable                                    173.0            161.9
  Accounts payable to associated companies             27.2             26.5
  Customers' deposits                                 104.1             97.1
  Accrued other taxes                                   6.3              7.9
  Accrued interest                                     55.8             45.7
  Overrecovered utility fuel cost                      22.2               -
  Other                                                51.8             59.2
                                                  ----------        ----------
                                                      440.4            398.3
  Notes payable                                        47.3            179.8
  Current portion of long-term debt                    91.6              1.5
                                                  ----------        ----------
                                                      579.3            579.6
                                                  ----------        ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                               563.2            451.3
  Unamortized investment tax credits                   77.2             85.1
  Other postretirement benefit costs                  112.9            104.7
  Other                                               186.8            133.7
                                                  ----------        ----------
                                                      940.1            774.8
                                                  ----------        ----------
                                                   $4,928.1         $4,900.8
                                                  ==========        ==========

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Cash Flows
For the years ended December 31, 1998, 1997 and 1996
(In millions)

                                                                         1998            1997          1996
                                                                       --------         --------      -------

OPERATING ACTIVITIES:
 Net income after dividends on preferred stock                         $ 248.6         $ 134.4       $ 232.6
  Adjustments for noncash items:
    Depreciation and amortization                                        382.7           333.8         341.1
    Extended nuclear outage  - Replacement power costs                      -             73.3            -
    Deferred income taxes and investment
      tax credits, net                                                    36.5           (15.2)       ( 32.8)
    Increase in accrued other postretirement
      benefit costs                                                        8.2             8.3          14.9
   Allowance for equity funds used during construction                    (7.5)           (5.4)         (4.6)
   Changes in working capital:
          Accounts receivable                                             37.9           (69.2)         16.2
          Inventories                                                      4.2             6.7           (.5)
          Overrecovery (underrecovery) of fuel cost                       51.7           (33.1)        (82.3)
          Accounts payable                                                11.1            46.4          25.7
          Accounts payable to associated companies                          .7             5.3          (3.5)
          Taxes payable                                                   (4.2)          (26.0)          (.8)
          Other                                                          (11.6)           12.3         (12.1)
    Other operating activities                                            20.7           (38.8)          3.8
                                                                       ---------      ---------      --------
                                                                         779.0           432.8         497.7
                                                                       ---------      ---------      --------
INVESTING ACTIVITIES:
  Construction expenditures                                             (310.2)         (387.2)       (217.3)
  Allowance for borrowed funds used during construction                   (9.4)           (4.3)         (2.9)
  Additions to non-utility property                                       (6.4)           (3.5)         (2.7)
  Acquisition cogeneration facility and
     Payment of contract termination costs                                  -           (445.0)           -
  Proceeds from sale of properties                                        12.2            19.7           5.5
  Other investing activities                                             (62.6)          (22.2)        (27.6)
                                                                       ---------      ---------       -------
                                                                        (376.4)         (842.5)       (245.0)
                                                                       --------       ---------       -------
FINANCING ACTIVITIES:
  Issuance of long-term debt                                             144.1           447.7            -
  Repayment of long-term debt                                           (259.3)          (21.3)        (47.3)
  Increase in commercial paper with
    Long term support                                                       -               -           54.8
  Redemption of preferred stock                                             -               -         (106.3)
  Dividends paid on common stock                                        (154.9)         (192.4)       (171.3)
  Equity contributions from parent                                          -               -           12.5
  Increase (decrease) in short-term debt                                (132.5)          175.7           4.1
                                                                       ---------      ---------      --------
                                                                        (402.6)          409.7        (253.5)
                                                                       ---------      ---------      --------
NET INCREASE IN CASH AND EQUIVALENTS                                        -               -            (.8)
   Beginning cash and equivalents                                           -               -             .8
                                                                       ---------      ---------      --------
ENDING CASH AND EQUIVALENTS                                            $    -         $     -        $    -
                                                                       =========      =========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest (net of amount capitalized)                                 $ 112.6       $  98.9        $  90.7
   Income taxes (net of refunds)                                          107.3         108.4          166.9
 Non-Cash Investing Activities:
   Property Dividend to Parent                                          $  41.1       $    -         $   -

The accompanying notes are an integral part of these financial statements

FLORIDA  POWER  CORPORATION
Statements  of Common  Equity  and  Comprehensive  Income  For the  years  ended
December 31, 1998, 1997 and 1996 (Dollars in millions, except share amounts)

                                                                                                   Accumulated
                                                                                                      Other
                                                                         Common         Retained  Comprehensive
                                                         Total           Stock          Earnings     Income
                                                      -------------   -----------      ----------  ------------

Balance, December 31, 1995                              $1,754.0         $992.9         $761.1    $    -

Net income after dividends on
   preferred stock                                         232.6                         232.6
Capital contribution by parent company                      12.5           12.5
Dividends paid to parent                                  (171.3)                       (171.3)
Preferred stock redemption costs                            (1.3)                         (1.3)
Premium on preferred stock redemption                       (1.0)          (1.0)
Preferred stock redeemed -
   1,050,000 shares
                                                      -------------   -----------      ---------- ------------
Balance, December 31, 1996                               1,825.5        1,004.4          821.1        -

Net income after dividends on
   preferred stock                                         134.4                         134.4
Capital contribution by parent company
Dividends paid to parent                                  (192.4)                       (192.4)
Preferred stock redemption costs
Premium on preferred stock redemption
Preferred stock redeemed -
   1,050,000 shares
                                                      -------------   -----------      ---------- ------------
Balance, December 31, 1997                               1,767.5        1,004.4          763.1        -

Net income after dividends on
   preferred stock                                         248.6                         248.6
Dividends paid to parent                                  (196.0)                       (196.0)
                                                      -------------   -----------      ---------- ------------
Balance, December 31, 1998                              $1,820.1       $1,004.4         $815.7  $     -
                                                      =============   ===========      ========== ============

The accompanying notes are an integral part of these financial statements.


FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General - Florida Progress is an exempt holding company under the Public Utility Holding Company Act of 1935. Its two primary subsidiaries are Florida Power and Electric Fuels. Florida Power is a public utility engaged in the generation, purchase, transmission, distribution and sale of electricity primarily within Florida. Electric Fuels' operations include the mining, processing and procurement of coal, marine and rail transportation, transfer and storage of coal and other bulk commodities, railcar leasing and railcar maintenance and repair.

Electric  Fuels  reports  the  results  of  its  Rail  Services,  Inland  Marine
Transportation, and the non-Florida Power portion of its Energy and Related Services operations one month in arrears.

The consolidated financial statements include the financial results of Florida Progress and its majority-owned operations. All significant intercompany balances and transactions have been eliminated. Investments in 20%- to 50%-owned joint ventures are accounted for using the equity method.

Effective December 31, 1997, Florida Progress deconsolidated the financial statements of Mid-Continent, and the investment in Mid-Continent is accounted for under the cost method. The deconsolidation has not been reflected in the financial statements of prior periods.

Certain reclassifications have been made to prior-year amounts to conform to the current year's presentation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. This could affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. These estimates involve judgments with respect to various items including future economic factors that are difficult to predict and are beyond the control of Florida Progress. Therefore actual results could differ from these estimates.

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

Florida Power has total regulatory assets (liabilities) at December 31, 1998 and 1997 as detailed below:

                                               1998       1997
                                                (In millions)
                                              -----------------
Deferred purchased power
  contract termination costs                  $321.0    $ 348.2
Replacement fuel (extended nuclear outage)      39.3       55.0
Underrecovered/(overrecovered)utility
fuel costs                                     (22.2)      34.5
Revenue decoupling                                -        21.8
Unamortized loss on reacquired debt             25.2       16.8
Other regulatory assets, net                    27.7       25.2
                                              ------------------
Net regulatory assets                         $391.0     $501.5
                                              ==================

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

Property, Plant and Equipment

Electric Utility Plant - Utility plant is stated at the original cost of construction, which includes payroll and related costs such as taxes, pensions and other fringe benefits, general and administrative costs, and an allowance for funds used during construction. Substantially all of the utility plant is pledged as collateral for Florida Power's first mortgage bonds.

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

Florida Power's annual provision for depreciation, including a provision for nuclear plant decommissioning costs and fossil plant dismantlement costs, expressed as a percentage of the average balances of depreciable utility plant, was 4.7% for 1998, 4.8% for 1997 and 4.9% for 1996.

The fossil plant dismantlement accrual has been suspended for a period of four years, effective July 1, 1997. (See Note 9 contained herein.)

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

Other  Property - Other  property  consists  primarily of railcar and  recycling
equipment,   barges,  towboats,  land,  mineral  rights  and  telecommunications equipment.

Depreciation on other property is calculated principally on the straight-line method over the estimated useful lives of assets. Depletion is provided on the units-of-production method based upon the estimates of recoverable tons of clean coal.

Utility Revenues, Fuel and Purchased Power Expenses - Revenues include amounts resulting from fuel, purchased power and energy conservation cost recovery clauses, which generally are designed to permit full recovery of these costs. The adjustment factors are based on projected costs for a 12-month period. The cumulative difference between actual and billed costs is included on the balance sheet as a current regulatory asset or liability. Any difference is billed or refunded to customers during the subsequent period.

In December 1997, Florida Power ended the three-year test period for residential revenue decoupling, which was ordered by the FPSC and began in January 1995. Revenue decoupling eliminated the effect of abnormal weather from revenues and earnings. The difference between target revenues and actual revenues is included as a current asset on the balance sheet for the period ended December 31, 1997. The regulatory asset of $21.8 million at December 31, 1997, is currently being recovered from customers over a two-year period, ending in the year 2000, through the energy conservation cost recovery clause as directed by the FPSC decoupling order.

Florida Power accrues the non-fuel portion of base revenues for services rendered but unbilled.

Diversified Revenues - Revenues are recognized at the time products are shipped or as services are rendered. Leasing activities are accounted for in accordance with FAS No. 13, "Accounting for Leases."

Income Taxes - Deferred income taxes are provided on all significant temporary differences between the financial and tax basis of assets and liabilities using presently enacted tax rates.

Deferred investment tax credits, subject to regulatory accounting practices, are amortized to income over the lives of the related properties.

Accounting for Certain Investments - Florida Progress considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Florida Progress' investments in debt and equity securities are classified and accounted for as follows:

 Type of Security                         Accounting Treatment
-------------------                  -----------------------------
Debt securities held to maturity            Amortized cost
--------------------------------------------------------------------
Trading securities                      Fair value with unrealized
                                        gains and losses included
                                        in earnings
--------------------------------------------------------------------

Securities available for sale           Fair value with unrealized
                                        gains and losses, net of taxes,
                                        reported separately in
                                        comprehensive income
----------------------------------------------------------------------

Florida Progress held only securities classified as available for sale at both December 31, 1998 and 1997. A decline in the market value of any security available for sale below cost results in a reduction in carrying amount to fair value if the decline is not considered temporary. The impairment is charged to earnings and a new cost basis for the security is established. (See Note 2 contained herein.) Dividend and interest income are recognized when earned.

Accounting for Long-Lived Assets - Long-lived assets and certain identifiable intangibles subject to the provisions of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS No. 121 also amends FAS No. 71, "Accounting for the Effects of Certain Types of Regulation," to require that regulatory assets, which include certain deferred charges, be charged to earnings if such assets are no longer considered probable of recovery. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Acquisitions - During 1998 and 1997, subsidiaries of Electric Fuels acquired 13 and three businesses, respectively, in separate transactions. The cash paid for the 1998 and 1997 acquisitions was $206.6 million and $32.7 million, respectively. The excess of the aggregate purchase price over the fair value of net assets acquired was approximately $87.8 million and $15.6 million in 1998 and 1997, respectively. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the operating results of the acquired businesses have been included in Florida Progress' consolidated financial statements since the date of acquisition. Each of the acquired companies conducted operations similar to those of the subsidiaries and has been integrated into their operations. The pro forma results of consolidated operations for 1998 and 1997, assuming the 1998 acquisitions were made at the beginning of each year, would not differ significantly from the historical results.

Goodwill - Goodwill is being amortized on a straight-line basis over the expected periods to be benefited, generally 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

Stock-Based Compensation - Florida Progress' Long-Term Incentive Plan ("LTIP") authorizes the granting of up to 2,250,000 shares of common stock to certain executives in various forms, including stock options, stock appreciation rights, restricted stock and performance shares. Currently, the Company has only granted performance shares, which upon achievement of performance criteria for a three-year performance cycle, can result in the award of shares of common stock of Florida Progress or cash if certain stock ownership requirements are met. Florida Progress accounts for its LTIP in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed under FAS No. 123, "Accounting for Stock Based Compensation." Compensation costs for performance shares have been recognized at the fair market value of the Company's stock and are recognized over the performance cycle.

Environmental - Florida Progress accrues environmental remediation liabilities when the criteria of FAS No. 5, "Accounting for Contingencies," have been met. Environmental expenditures are expensed as incurred or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed.

Liabilities  for   expenditures  of  a  noncapital   nature  are  recorded  when
environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

New Accounting Standards - Florida Progress adopted FAS No. 130, "Reporting Comprehensive Income," on January 1, 1998. The standard defines comprehensive income as all changes in equity of an enterprise during a period except those resulting from shareholder transactions. As the standard addresses reporting and presentation issues only, there was no impact on earnings from the adoption of this standard. Comprehensive income is included for Florida Progress in the accompanying Consolidated Statements of Common Equity and Comprehensive Income. Prior-year financial statements have been reclassified to conform to the requirements of FAS No. 130.

Florida Progress adopted FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the year ended December 31, 1998. The standard requires financial and descriptive information be disclosed for segments meeting certain materiality criteria whose operating results are reviewed for decisions on resource allocation and for which discrete financial information is available. It also establishes standards for related disclosures about products and services, geographic areas and major customers. As the standard addresses reporting and disclosure issues only, there was no impact on earnings. (See Note 8 contained herein.)

Florida Progress adopted FAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" for the year ended December 31, 1998. As the standard addresses reporting and disclosure issues only, there was no impact on earnings. (See Note 7 contained herein.)

In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair values. Florida Progress will be required to adopt this standard for financial statements issued beginning the first quarter of fiscal year 2000. Florida Progress is currently evaluating the effect the standard will have on its financial statements.

Note 2: Financial Instruments

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

At December 31, 1998 and 1997, Florida Progress had the following financial instruments with estimated fair values and carrying amounts:

                                              1998                1997
                                      Carrying    Fair       Carrying  Fair
(In millions)                          Amount     Value       Amount   Value

ASSETS:
-----------------------------------------------------------------------------
Investments for nonqualified
  retirement plans                    $80.4      $80.4       $5.0      $5.0
Nuclear decommissioning
  fund                                332.1      332.1      266.7     266.7
-----------------------------------------------------------------------------
CAPITAL AND LIABILITIES:
Long-term debt:
  Florida Power Corporation         $1,646.7   $1,740.4  $1,746.9  $1,801.1
  Progress Capital Holdings            749.6      763.9     646.1     656.5
----------------------------------------------------------------------------

NOTE 3: INCOME TAXES

FLORIDA PROGRESS

(In millions)                              1998        1997        1996
----------------------------------------------------------------------------
Components of income tax expense:
Payable currently:
  Federal                                $ 85.8      $ 86.6      $179.7
  State                                    15.3        10.5        23.0
----------------------------------------------------------------------------
                                          101.1       97.1        202.7
----------------------------------------------------------------------------
Deferred, net:
  Federal                                  47.2       (22.4)      (41.9)
  State                                     8.2         (.5)       (6.9)
----------------------------------------------------------------------------
                                           55.4       (22.9)      (48.8)
----------------------------------------------------------------------------
Amortization of investment
  tax credits, net                         (7.9)       (7.8)       (8.0)
----------------------------------------------------------------------------
                                        $ 148.6      $ 66.4     $ 145.9
============================================================================

FLORIDA POWER

(In millions)                              1998        1997        1996
----------------------------------------------------------------------------
Components of income tax expense:
Payable currently:
  Federal                                $ 89.2      $ 73.5      $143.6
  State                                    15.3        11.6        24.9
----------------------------------------------------------------------------
                                          104.5        85.1       168.5
----------------------------------------------------------------------------
Deferred, net:
  Federal                                  37.7        (7.6)      (20.9)
  State                                     6.6          .2        (4.0)
----------------------------------------------------------------------------
                                           44.3       ( 7.4)      (24.9)
----------------------------------------------------------------------------
Amortization of investment
  tax credits, net                         (7.9)       (7.8)       (7.9)
----------------------------------------------------------------------------
Total income tax expense                  140.9        69.9       135.7
Less: Amounts charged or (credited)
  to non-operating income                    .7          --         (.1)
----------------------------------------------------------------------------
Amounts charged to operating income     $ 140.2      $ 69.9     $ 135.8
============================================================================

The primary differences between the statutory rates and the effective income tax rates are detailed below:

FLORIDA PROGRESS
                                          1998        1997        1996
----------------------------------------------------------------------------
Federal statutory income tax rate         35.0%       35.0%       35.0%
State income tax, net of federal
  income tax benefits                      3.5         5.4         2.6
Amortization of investment tax credits    (1.8)       (6.4)       (2.0)
Other income tax credits                  (1.9)       (2.7)         -
Provision for loss on investment in
  life insurance subsidiary                 -         24.9          -
Preferred dividends                         .1          -           -
Other                                      (.4)       (1.8)         .6
----------------------------------------------------------------------------
Effective income tax rates                34.5%       54.4%       36.2%
============================================================================

FLORIDA POWER
                                          1998        1997        1996
----------------------------------------------------------------------------
Federal statutory income tax rate         35.0%       35.0%       35.0%
State income tax, net of federal
  income tax benefits                      3.6         3.7         3.6
Amortization of investment tax credits    (2.0)       (3.8)       (2.2)
Other                                      (.4)        (.9)         -
----------------------------------------------------------------------------
Effective income tax rates                36.2%       34.0%       36.4%
============================================================================

The following summarizes the components of deferred tax liabilities and assets at December 31, 1998 and 1997:

FLORIDA PROGRESS
(In millions)                                         1998         1997
---------------------------------------------------------------------------
Deferred tax liabilities:
  Difference in tax basis of property,
       plant and equipment                          $624.5       $539.0
  Investment in partnerships                          19.2         19.7
  Deferred book expenses                              23.4         34.1
  Other                                               47.2         29.7
---------------------------------------------------------------------------
   Total deferred tax liabilities                  $ 714.3      $ 622.5
===========================================================================
Deferred tax assets:
  Loss reserves not currently deductible           $  18.0      $  17.0
  Accrued book expenses                              108.7        110.8
  Unbilled revenues                                   17.6         17.6
  Other                                               30.5         11.7
---------------------------------------------------------------------------
   Total deferred tax assets                       $ 174.8      $ 157.1
===========================================================================
At December 31, 1998 and 1997, Florida Progress had net noncurrent deferred tax liabilities of $595.4 million and $471.2 million and net current deferred tax assets of $55.9 million and $5.8 million, respectively. Florida Progress believes it is more likely than not that the results of future operations will generate sufficient taxable income to allow for the utilization of deferred tax assets.

FLORIDA POWER
(In millions)                                         1998         1997
--------------------------------------------------------------------------
Deferred tax liabilities:
  Difference in tax basis of property,
     plant and equipment                           $ 575.1       $ 506.3
  Deferred book expenses                              23.3          34.1
  Under recovery of fuel                               3.8           2.8
  Carrying value of securities over cost              22.0          15.0
  Other                                               10.5           1.5
 -------------------------------------------------------------------------
  Total deferred tax liabilities                   $ 634.7       $ 559.7
==========================================================================
Deferred tax assets:
  Accrued book expenses                             $ 90.2        $ 95.0
  Unbilled revenues                                   17.6          17.6
  Regulatory liability for deferred income taxes        -            1.6
  Other                                               19.7            -
--------------------------------------------------------------------------
  Total deferred tax assets                        $ 127.5       $ 114.2
==========================================================================

At December 31, 1998 and 1997, Florida Power had net noncurrent deferred tax liabilities of $563.1 million and $451.3 million and net current deferred tax assets of $55.9 million and $5.8 million, respectively. Florida Power expects the results of future operations will generate sufficient taxable income to allow the utilization of deferred tax assets.

NOTE 4:  NUCLEAR OPERATIONS

Florida Power's Crystal River nuclear plant began an extended outage in September 1996, which caused Florida Power to incur $100 million in additional operation and maintenance expenses in 1997. The plant was placed on the NRC's "Watch List," as a plant whose operations will be closely monitored until the plant demonstrates a period of improved performance. In January 1998, the NRC granted Florida Power permission to restart the plant. On February 15, 1998, the plant returned to service. On July 29, 1998, the NRC removed CR3 from the "Watch List." Earlier in July 1998, the NRC gave CR3 an overall report of good performance and improvements in all areas assessed for the agency's Systematic Assessment of Licensee Performance (SALP) ratings. CR3 has produced more than 100% of its rated capacity since its restart in February 1998. (See Note 9 contained herein.)

Jointly Owned Plant - The following information relates to Florida Power's 90.4% proportionate share of the nuclear plant at December 31, 1998 and 1997:

(In millions)                          1998                    1997
----------------------------------------------------------------------
Utility plant in service              $708.9                  $673.8
Construction work in progress           44.2                    49.3
Unamortized nuclear fuel                45.9                    66.5
Accumulated depreciation               368.7                   341.0
Accumulated decommissioning            254.8                   223.7
======================================================================

Net capital additions for Florida Power were $30.0 million in 1998 and $64.7 million in 1997. Depreciation expense, exclusive of nuclear decommissioning, was $32.8 million in 1998 and $29 million in 1997. Each co-owner provides for its own financing of their investment. Florida Power's share of the asset balances and operating costs is included in the appropriate consolidated financial statements. Amounts exclude any allocation of costs related to common facilities.

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

In November 1995, the FPSC approved the current site-specific study that estimates total future decommissioning costs at approximately $2 billion, which corresponds to $464.8 million in 1998 dollars. Florida Power's share of the total annual decommissioning expense is $21.7 million.

Florida Power is required to file a new site-specific study with the FPSC at least every five years, which will incorporate current cost factors, technology and radiological criteria.

Fuel Disposal Costs - Florida Power has entered into a contract with the U.S. Department of Energy for the transportation and disposal of SNF. Disposal costs for nuclear fuel consumed are being collected from customers through the fuel adjustment clause at a rate of $.001 per net nuclear kilowatt-hour sold and are paid to the DOE quarterly. Florida Power currently is storing SNF on-site and has sufficient storage capacity in place for fuel consumed through the year 2011.

NOTE 5  PREFERRED AND PREFERENCE STOCK AND SHAREHOLDER RIGHTS

The authorized capital stock of Florida Progress includes 10 million shares of preferred stock, without par value, including 2 million shares designated as Series A Junior Participating Preferred Stock. No shares of Florida Progress' preferred stock are issued and outstanding. However, under Florida Progress' Shareholder Rights Agreement, each share of common stock has associated with it approximately two-thirds of one right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, subject to adjustment, which is exercisable in the event of certain attempted business combinations. If exercised, the rights would cause substantial dilution of ownership, thus adversely affecting any attempt to acquire the Company on terms not approved by the Company's Board of Directors. The rights have no voting or dividend rights and expire in December 2001, unless redeemed earlier by the Company.

The authorized capital stock of Florida Power includes three classes of preferred stock: 4 million shares of Cumulative Preferred Stock, $100 par value; 5 million shares of Cumulative Preferred Stock, without par value; and 1 million shares of Preference Stock, $100 par value. No shares of Florida Power's
Cumulative Preferred Stock, without par value, or Preference Stock are issued and outstanding. A total of 334,967 shares of Cumulative Preferred Stock, $100 par value, were issued and outstanding at December 31, 1998 and 1997. Florida Power redeemed 1,050,000 shares of its Cumulative Preferred Stock in 1996 for $106.4 million

Cumulative Preferred Stock for Florida Power is detailed below:

                    Current                      Outstanding at
     Dividend      Redemption      Shares         December 31,
       Rate          Price       Outstanding      1998 & 1997
                                                 (In millions)
------------------------------------------------------------------
       4.00%        $104.25        39,980           $  4.0
       4.40%        $102.00        75,000              7.5
       4.58%        $101.00        99,990             10.0
       4.60%        $103.25        39,997              4.0
       4.75%        $102.00        80,000              8.0
------------------------------------------------------------------
                                  334,967            $33.5
==================================================================
All Cumulative Preferred Stock series are without sinking funds and are not subject to mandatory redemption.

NOTE 6  DEBT

Florida Progress' long-term debt at December 31, 1998 and 1997, is scheduled to mature as follows:

                                                        Interest Rate(a)     1998      1997
-----------------------------------------------------------------------------------------------
Florida Power Corporation
(In millions)
  First mortgage bonds, maturing 1999-2023                    6.88%        $585.0      $835.0
  Pollution control revenue bonds, maturing 2014-2027         6.59%         240.9       240.9
  Medium-term notes, maturing 1999-2028                       6.63%         624.5       476.0
  Commercial paper, supported by revolver
         maturing November 30, 2003                           5.25%         200.0       200.0
Discount, net of premium, being amortized over term of bonds                 (3.7)       (5.0)
----------------------------------------------------------------------------------------------
                                                                          1,646.7     1,746.9



Progress Capital Holdings:
  Medium-term notes,maturing 1999-2008                        6.63%         444.0       339.0
  Commercial paper, supported by revolver
         maturing November 30, 2003                           5.38%         300.0       300.0
Other debt, maturing 1999-2006                                6.13%           5.6         7.1
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
                                                                          2,396.3      2393.0
Less: Current portion of long-term debt                                     145.9        15.2
---------------------------------------------------------------------------------------------
                                                                         $2,250.4    $2,377.8

(a)Weighted average interest rate at December 31, 1998.

Florida Progress' consolidated subsidiaries have lines of credit totaling $800 million, which are used to support commercial paper. The lines of credit were not drawn on as of December 31, 1998. Interest rate options under the lines of credit arrangements vary from subprime or money market rates to the prime rate. Banks providing lines of credit are compensated through fees. Commitment fees on lines of credit vary between .06 and .10 of 1%.

The lines of credit consist of four revolving bank credit facilities, two each for Florida Power and Progress Capital. The Florida Power facilities consist of $200 million with a 364-day term and $200 million with a five-year term. The Progress Capital facilities consist of $100 million with a 364-day term and $300 million with a five-year term. In 1998, both 364-day facilities were extended to November 1999. In addition, both five-year facilities were extended to November 2003. Based on the duration of the underlying backup credit facilities, $500 million of outstanding commercial paper at December 31, 1998, and December 31, 1997, are classified as long-term debt. Additionally, as of December 31, 1998, Florida Power and Progress Capital had an additional $47.3 million and $38.9 million, respectively, of outstanding commercial paper classified as short-term debt.

Progress Capital has uncommitted bank bid facilities authorizing it to borrow and re-borrow, and have outstanding at any time, up to $300 million. As of December 31, 1998, $150 million was outstanding under these bid facilities.

Florida Power has a public medium-term note program providing for the issuance of either fixed or floating interest rate notes. These notes have maturities ranging from nine months to 30 years. A balance of $250 million is available for issuance.

In March 1998, Florida Power redeemed all of its $150 million principal amount of first mortgage bonds, 8 5/8% series due November 2021 at a redemption price of 105.17% of the principal amount thereof. Substantially all of this redemption was funded from the net proceeds of $150 million of medium-term notes issued in February 1998, which bear an interest rate of 6 3/4% and mature in February 2028. Florida Power also redeemed in November 1998, an additional $100 million of first mortgage bonds. The entire $50 million principal of the 7 3/8% series was redeemed at a price of 100.93%, and the entire $50 million principal of the 7 1/4% series was redeemed at a price of 100.86%. Both issues were due in 2002. The redemption was funded from internally generated funds and commercial paper.

Florida Power has registered $370 million of first mortgage bonds, which are unissued and available for issuance.

Progress Capital has a private medium-term note program providing for the issuance of either fixed or floating interest rate notes, with maturities ranging from nine months to 30 years. A balance of $185 million is available for issuance under this program.

The combined aggregate maturities of long-term debt for 1999 through 2003 are $145.9 million, $147.6 million, $183 million, $32.2 million and $775.4 million, respectively.

Florida  Progress and  Progress  Capital  entered  into an amended  guaranty and
support   agreement   in  1996,   pursuant  to  which   Florida   Progress   has
unconditionally guaranteed the payment of Progress Capital's debt.

NOTE 7  RETIREMENT BENEFIT PLANS

Pension Benefits - Florida Progress and some of its subsidiaries have a noncontributory defined benefit pension plan (Retirement Plan) covering most employees. Florida Progress also has two supplementary defined benefit pension plans that provide benefits to higher-level employees. Effective January 1, 1998, the Retirement Plan was split into two separate plans, one covering eligible bargaining unit employees and the other covering all other eligible employees. Plan assets were allocated to each plan in accordance with applicable law.

Other Postretirement Benefits - Florida Progress and some of its subsidiaries also provide certain health care and life insurance benefits for retired employees when they reach retirement age while working for Florida Progress.

Shown below are the components of the net pension expense and net postretirement benefit expense calculations for 1998, 1997 and 1996:

                                          Pension Benefits                        Other Postretirement Benefits
(In millions)                         1998        1997       1996                     1998      1997      1996

Service cost                        $ 22.3      $ 18.7     $ 18.3                    $ 3.5    $  3.2   $ 5.3
Interest cost                         37.7        34.9       32.3                     10.5      10.4    12.4
Expected return on plan assets       (68.5)      (58.4)     (52.0)                     (.3)      (.4)    (.3)
Net amortization and deferral        (12.5)       (6.5)      (6.5)                     3.2       3.4     6.1
Net cost/(benefit) recognized       $(21.0)     $(11.3)    $ (7.9)                   $16.9     $16.6   $23.5

The following weighted average actuarial assumptions at December 31 were used in the calculation of the year-end funded status:

                                                  Pension Benefits               Other Postretirement Benefits
                                         1998         1997          1996         1998         1997        1996

Discount rate                            7.00%       7.25%          7.50%        7.00%        7.25%      7.50%
Expected long-term rate of return        9.00%       9.00%          9.00%        5.00%        5.00%      5.00%
Rate of compensation increase:
       Bargaining unit employees         3.50%       4.50%          4.50%        3.50%        4.50%      4.50%
       Nonbargaining unit employees      4.50%       4.50%          4.50%        4.50%        4.50%      4.50%
       Nonqualified plans                4.00%       4.00%          4.00%         N/A          N/A        N/A



The following summarizes the change in the benefit obligation and plan assets for both the pension plan and postretirement benefit plan for 1998 and 1997:

                                                        Pension Benefits                         Other Benefits

(In millions)                                         1998           1997                     1998            1997
Change in benefit obligation
Benefit obligation at beginning of year               $523.9        $472.0                   $ 153.2         $ 182.6
     Service cost                                       22.3          18.7                       3.5             3.2
     Interest cost                                      37.7          34.9                      10.5            10.4
     Plan amendment                                      -             9.5                        -            (36.1)
     Actuarial (gain)/loss                              16.1          12.6                       1.2             (.3)
     Benefits paid                                     (25.8)        (23.8)                     (6.9)           (6.6)
Benefit obligation at end of year                      574.2         523.9                     161.5           153.2
Change in plan assets
Fair value of plan assets at beginning of year         769.0         655.0                       6.4             4.7
     Return on plan assets (net of expenses)           140.2         136.6                        .4              .4
     Employer contributions                              -             -                         1.3             1.3
     Benefits paid                                     (24.2)        (22.6)                       -               -
Fair value of plan assets at end of year               885.0         769.0                       8.1             6.4
Funded status                                          310.8         245.1                    (153.4)         (146.8)
Unrecognized transition (asset) obligation             (20.5)        (25.4)                     51.4            55.0
Unrecognized prior service cost                         13.3          14.5                        -               -
Unrecognized net actuarial (gain)/loss                (283.5)       (236.6)                    (14.1)          (15.6)
Prepaid (accrued) benefit cost                       $  20.1       $  (2.4)                  $(116.1)        $(107.4)

Between 1996 and 1998, Florida Progress set assets aside in a rabbi trust for the purpose of providing benefits to the participants in the supplementary retirement plans. The assets of the rabbi trust are not reflected as plan assets because the assets could be subject to creditors' claims. The assets and liabilities of the supplementary defined benefit retirement plans are included in Other Assets and Other Liabilities on the accompanying Consolidated Balance Sheets.

A one-percentage point increase or decrease in the assumed health care cost trend rate would change the total service and interest cost by approximately $1 million and the postretirement benefit obligation by approximately $10 million.

Due to different retail and wholesale regulatory rate requirements, Florida Power began making quarterly contributions for the postretirement benefit plan in 1995 to an irrevocable external trust fund for wholesale ratemaking, while continuing to accrue postretirement benefit costs to an unfunded reserve for retail ratemaking. Florida Power contributed approximately $1.3 million annually in both 1998 and 1997 to the trust fund.

NOTE 8  BUSINESS SEGMENTS

Florida Progress' principal business segment is Florida Power, an electric utility engaged in the generation, purchase, transmission, distribution and sale of electricity. The other reportable business segments are Electric Fuels' Energy and Related Services, Rail Services and Inland Marine Transportation units. Energy and Related Services includes coal operations, river terminal services and off-shore marine transportation. Rail Services' operations include railcar repair, rail parts reconditioning and sales, railcar leasing and sales, providing rail and track material, and metal recycling. Inland Marine provides transportation of coal, agricultural and other dry-bulk commodities as well as fleet management services. The other category includes the parent holding company Florida Progress, which allocates a portion of its operating expenses to business segments. This category also includes segments below the quantitative threshold required for separate disclosure.

Florida Progress' business segment information for 1998, 1997 and 1996 is summarized below. Florida Progress' significant operations are geographically located in the United States. Florida Progess' segments are based on differences in products and services, and therefore no additional disclosures are presented. Intersegment sales and transfers consist of coal sales from Electric Fuels to Florida Power. The price Electric Fuels charges Florida Power is based on market rates for coal procurement and for water borne transportation under a methodology approved by the FPSC. Rail transportation is also based on market rates plus a return allowed by the FPSC on equity utilized in transporting coal to Florida Power. The allowed rate of return is currently 12%. No single customer accounted for 10% or more of unaffiliated revenues.

                                                Energy and         Rail       Inland Marine
(In millions)                    Utility     Related Services     Services   Transportation    Other  Eliminations Consolidated
1998
Revenues                       $2,648.2           $173.8          $658.5         $124.6      $ 10.9     $    4.3       $3,620.3
Intersegment revenues                -             273.9             1.3           14.0          -        (289.2)            -
Depreciation and amortization     382.7             14.4            19.4            4.5         3.6           -           424.6
Interest expense                  136.5              5.8            21.3            4.4        20.8         (1.7)         187.1
Income taxes                      141.0              6.3            12.3            6.3       (17.3)          -           148.6
Segment net income (loss)         248.6             20.4            15.9           10.3       (13.5)          -           281.7
Total assets                    4,928.1            316.5           680.0           99.5       334.0       (197.3)       6,160.8
Property additions                326.0             32.0            91.0           93.6          .7           -           543.3

1997
Revenues                       $2,448.4           $165.6          $477.1         $105.5      $115.7     $    4.1       $3,316.4
Intersegment revenues                -             286.0             1.3           14.2          -        (301.5)            -
Depreciation and amortization     333.8             11.7            11.2            4.3         3.2           -           364.2
Interest expense                  117.3              6.5            13.9            2.5        19.1          (.6)         158.7
Income taxes                       69.9              8.4             9.8            3.3       (25.0)          -            66.4
Segment net income (loss)         134.4             16.8            13.3            5.9      (116.1)          -            54.3
Total assets                    4,900.8            299.2           385.3          138.9       210.4       (174.6)       5,760.0
Property additions                395.0             16.8            41.6           59.0         1.2           -           513.6

1996
Revenues                       $2,393.6           $165.6          $353.7        $  86.4      $155.2     $    3.4     $3,157.9
Intersegment revenues                -             273.2              .8           13.7          -        (287.7)          -
Depreciation and amortization     341.1             11.4             7.4            4.5         2.3           -         366.7
Interest expense                   98.4              6.3             9.9            1.9        20.5         (1.1)       135.9
Income taxes                      135.7             (9.3)            6.9            4.4         8.2           -         145.9
Segment net income (loss)         232.6            (12.5)            9.7            7.1       (12.5)          -         224.4
Total assets                    4,264.0            272.4           294.2           79.0       577.2       (138.4)     5,348.4
Property additions                222.9             11.7            16.1           12.7          .6           -         264.0

In December 1996, the Energy and Related Services segment of Electric Fuels revised its assessment that low-sulfur coal market prices were depressed temporarily. Electric Fuels decided to close and dispose of its unprofitable coal operations and recorded a provision for loss of $40.9 million.

NOTE 9  RATES

Florida Power's retail rates are set by the FPSC, while its wholesale rates are governed by the FERC. Florida Power's last general rate case was approved in 1992 and allowed a 12% regulatory return on equity with an allowed range between 11% and 13%.

Tiger Bay Buy-Out - In 1997, Florida Power bought out the Tiger Bay purchased power contracts for $370 million and acquired the cogeneration facility for $75 million, for a total of $445 million. Of the $370 million of contract termination costs, $350 million was recorded as a regulatory asset and the remaining $20 million was written off. Florida Power recorded $75 million as electric plant.

The regulatory asset is being recovered pursuant to an agreement between Florida Power and several intervening parties, which was approved by the FPSC in June 1997. The amortization of the regulatory asset is calculated using revenues collected under the fuel adjustment clause as if the purchased power agreements related to the facility were still in effect, less the actual fuel costs and the related debt interest expense. This will continue until the regulatory asset is fully amortized. Florida Power has the option to accelerate the amortization. Approximately $27.2 million and $4.4 million of amortization expense was recorded in 1998 and 1997, respectively.

In December 1998, Florida Power received approval from the FPSC to defer non-fuel revenues towards the development of a plan that would allow customers to realize the benefits earlier than if they are used to accelerate the amortization of the Tiger Bay regulatory asset. If this plan is not submitted by May 1, 1999, or not approved by the FPSC, then deferred revenues of $10.1 million plus interest will be applied towards the amortization of Tiger Bay.

Extended Nuclear Outage - In June 1997, a settlement agreement between Florida Power and all parties who intervened in Florida Power's request to recover replacement fuel and purchased power costs resulting from the extended outage of its nuclear plant was approved by the FPSC. The plant was taken off-line in September 1996 to address certain design issues related to its safety systems. In late January 1998, Florida Power notified the NRC that it had completed all of the requirements and was subsequently granted permission to restart the plant. The plant returned to service in February 1998.

Florida Power incurred approximately $174 million in 1997 and an additional $5 million in 1998 in total system replacement power costs. In accordance with the settlement agreement, Florida Power recorded a charge of approximately $73 million in 1997 and $5 million in 1998 for retail replacement power costs incurred that will not be recovered through its fuel cost recovery clause. Florida Power is currently recovering approximately $38 million through its fuel cost recovery clause, and approximately $63 million of replacement power costs were recorded as a regulatory asset in 1997. The regulatory asset is being amortized for a period of up to four years. The amortization is being recovered by the suspension of fossil plant dismantlement accruals during the amortization period.

The parties to the settlement agreement agreed not to seek or support any increase or reduction in Florida Power's base rates or the authorized range of its return on equity during the four-year amortization period. The settlement agreement also provided that for purposes of monitoring Florida Power's future earnings, the FPSC will exclude the nuclear outage costs when assessing Florida Power's regulatory return on equity. The agreement resolved all present and future disputed issues between the parties regarding the extended outage of the nuclear plant.

NOTE 10  DISCONTINUED OPERATIONS

On November 21, 1996, Florida Progress' Board of Directors declared a spin-off distribution to common shareholders of record on December 5, 1996, of the common shares of Echelon, which comprised the Company's lending, leasing and real estate operations. Common shares were distributed on the basis of one share of Echelon common stock for every 15 shares of Florida Progress' common stock.

In connection with the spin-off in 1996, Florida Progress has presented Echelon as a discontinued operation in the accompanying Consolidated Statements of Income.

Summarized income statement information relating to Echelon's results of operations (as reported in discontinued operations) for the year ended December 31 is as follows:

(In millions)                                                  1996
---------------------------------------------------------------------
Sales and revenues                                           $ 63.2
---------------------------------------------------------------------
Loss from operations (net of income tax)                         -
Provision for loss on disposition of assets
   (net of income tax benefits of $11.3)                      (18.0)
Spin-off transaction costs (net
   of income tax benefits of $1.8)                             (8.3)
---------------------------------------------------------------------
Total discontinued operations                                $(26.3)
=====================================================================

NOTE 11  COMMITMENTS AND CONTINGENCIES

Fuel, Coal and Purchased Power Commitments - Florida Power has entered into various long-term contracts to provide the fossil and nuclear fuel requirements of its generating plants and to reserve pipeline capacity for natural gas. In most cases, such contracts contain provisions for price escalation, minimum purchase levels and other financial commitments. Estimated annual payments, based on current market prices, for Florida Power's firm commitments for fuel purchases and transportation costs, excluding delivered coal and purchased power, are $56 million, $56 million, $62 million, $63 million and $64 million for 1999 through 2003, respectively, and $499 million in total thereafter. Additional commitments will be required in the future to supply Florida Power's fuel needs.

Electric Fuels has two coal supply contracts with Florida Power, the provisions of which require Florida Power to buy and Electric Fuels to supply substantially all of the coal requirements of four of Florida Power's power plants, two through 2002 and two through 2004. In connection with these contracts, Electric Fuels has entered into several contracts with outside parties for the purchase of coal. The annual obligations for coal purchases and transportation under these contracts are $107.1 million, $61 million, $48.9 million and $22.7 million for 1999 through 2002, respectively, with no further obligations thereafter. The total cost incurred for these commitments was $117.7 million in 1998, $156.8 million in 1997 and $161.5 million in 1996.

Florida Power has long-term contracts for about 460 MW of purchased power with other utilities, including a contract with The Southern Company for approximately 400 MW of purchased power annually through 2010. This represents 4.5% of Florida Power's total current system capacity. Florida Power has an option to lower these Southern purchases to approximately 200 MW annually with a three-year notice. The purchased power from Southern is supplied by generating units with a capacity of approximately 3,500 MW and is guaranteed by Southern's entire system, totaling more than 30,000 MW.

As of December 31, 1998, Florida Power had entered into purchased power contracts with certain qualifying facilities for 871 MW of capacity with expiration dates ranging from 2002 to 2025. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments are subject to the qualifying facilities meeting certain contract performance obligations. In most cases, these contracts account for 100% of the generating capacity of each of the facilities. Of the 871 MW under contract, approximately 831 MW currently are available to Florida Power. All commitments have been approved by the FPSC.

The FPSC allows the capacity payments to be recovered through a capacity cost recovery clause, which is similar to, and works in conjunction with, energy payments recovered through the fuel cost recovery clause.

In 1997, through the buy-out of the Tiger Bay purchased power contracts, Florida Power reduced its long-term purchased power commitments by 20 percent. Florida Power incurred purchased power capacity costs totaling $260.1 million in 1998, $292.3 million in 1997 and $284 million in 1996. The following table shows minimum expected future capacity payments for purchased power commitments. Because the purchased power commitments have relatively long durations, the total present value of these payments using a 10% discount rate also is presented. These amounts assume that all units are brought into service as contracted and meet contract performance requirements:

Purchased Power Capacity Payments
(In millions)                          Utilities   Cogenerators      Total
----------------------------------------------------------------------------
1999                                       58            215           273
2000                                       59            223           282
2001                                       58            230           288
2002                                       32            236           268
2003                                       32            244           276
2004-2025                                 212          5,555         5,767
----------------------------------------------------------------------------
  Total                                  $451         $6,703       $ 7,154
============================================================================
  Total net present value                                          $ 2,577
============================================================================

Leases - Electric Fuels has several noncancelable operating leases, primarily for transportation equipment, with varying terms extending to 2015, and generally require Electric Fuels to pay all executory costs such as maintenance and insurance. Some rental payments include minimum rentals plus contingent rentals based on mileage. Contingent rentals were not significant. The minimum future lease payments under noncancelable operating leases, including the synthetic lease described below, are $38.7 million, $31.7 million, $27.7 million, $23.4 million and $23.4 million for 1999 through 2003, respectively, with a $227 million total obligation thereafter. The total costs incurred under these commitments were $30.9 million, $34.8 million and $33.3 million during 1998, 1997 and 1996, respectively.

On August 6, 1998, MEMCO, a wholly owned subsidiary of Electric Fuels, entered into a synthetic lease financing, accomplished via a sale and leaseback, for an aggregate of approximately $175 million in inland river barges and $25 million in towboats (vessels). As of December 31, 1998, MEMCO had sold and leased back $153 million of vessels. Acquisition and subsequent sale and leaseback of the remaining $47 million of vessels are expected to occur by June 30, 1999. The lease (charter) is an operating lease for financial reporting purposes and a secured financing for tax purposes.

The term of the noncancelable charter expires on December 30, 2012, and provides MEMCO one 18-month renewal option on the same terms and conditions. MEMCO is responsible for all executory costs, including insurance, maintenance and taxes, in addition to the charter payments. MEMCO has options to purchase the vessels throughout the term of the charter, as well as an option to purchase at the termination of the charter. Assuming MEMCO exercises no purchase options during the term of the charter, the purchase price for all vessels aggregates $141.8 million at June 30, 2014. In the event that MEMCO does not exercise its purchase option for all vessels, it will be obligated to remarket the vessels, and, at the expiration of the charter, pay a maximum residual guarantee amount of $89.3 million.

The minimum future charter payments as of December 31, 1998 are $14.4 million, $15.3 million, $15.4 million, $15.4 million and $15.8 million for 1999 through 2003 and $172.2 million thereafter (excluding the purchase option payment). All MEMCO payment obligations under the transaction documents are unconditionally guaranteed by Progress Capital; those obligations in turn are guaranteed by Florida Progress.

Construction Program - Substantial commitments have been made in connection with the Company's construction program. In 1999, Florida Power has projected construction expenditures of $323 million, primarily for electric plant and nuclear fuel. Diversified operations have projected capital additions of $155 million in 1999, primarily for barges and equipment.

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

Florida Power self-insures its transmission and distribution lines against loss due to storm damage and other natural disasters. Pursuant to a regulatory order, Florida Power is accruing $6 million annually to a storm damage reserve and may defer any losses in excess of the reserve. The reserve balance at December 31, 1998 and 1997 was $24.1 million and $18.1 million, respectively.

Under the provisions of the Price Anderson Act, which limits liability for accidents at nuclear power plants, Florida Power, as an owner of a nuclear plant, can be assessed for a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. If total third-party claims relating to a single nuclear incident exceed $200 million (the amount of currently available commercial liability insurance), Florida Power could be assessed up to $88.1 million per incident, with a maximum assessment of $10 million per year.

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

Contaminated Site Cleanup - The Company is subject to regulation with respect to the environmental impact of its operations. The Company's disposal of hazardous waste through third-party vendors can result in costs to clean up facilities found to be contaminated. Federal and state statutes authorize governmental agencies to compel responsible parties to pay for cleanup of these hazardous waste sites.

Florida Power and former subsidiaries of Florida Progress, whose properties were sold in prior years, have been identified by the U.S. EPA as PRPs at certain sites, including the Sanford, Florida that Florida Power previously owned and operated. There are five parties, including Florida Power, that have been identified as PRPs at the Sanford site. Liability for the cleanup costs of these sites is joint and several.

An agreement has been reached among the PRPs to spend up to $1.5 million to perform the Risk Investigation and Feasibility Study (RI/FS). Florida Power is liable for 39.7% of those costs. On September 25, 1998, the EPA formally approved the PRP RI/FS Work Plan. The RI/FS field work was completed in January 1999. The EPA is expected to review the final Treatability Study report and provide further guidance to the PRPs by August 1999.

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

Florida Progress believes that its subsidiaries will not be required to pay a disproportionate share of the costs for cleanup of any of these designated sites. Florida Progress' best estimates indicate that its proportionate share of liability for cleaning up all designated sites ranges from $2.5 million to $7.5 million. It has accrued $4.4 million against these potential costs.

Legal Matters

Age Discrimination Suit - Florida Power and Florida Progress have been named defendants in an age discrimination lawsuit. The number of plaintiffs remains at 116, however, four of those plaintiffs have had their federal claims dismissed and five others have had their state age claims dismissed. While no dollar amount was requested, each plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys' fees. In October 1996, the court approved an agreement between parties to provisionally certify this case as a class action suit under the Age Discrimination in Employment Act. On August 10, 1998, Florida Power filed a motion to decertify the class, and the plaintiffs filed their response in opposition on September 30, 1998. A hearing date for the motion has not yet been set. Florida Power has entered into settlement discussions with the plaintiffs. In December 1998, plaintiffs alleged damages of $100 million. Company management, while not believing plaintiffs' claim to have merit, offered $5 million in an attempted settlement of all claims. Plaintiffs rejected that offer. As a result, management has identified a probable range of $5 million to $100 million with no amount within that range a better estimate of probable loss than any other amount; accordingly, Florida Power has accrued $5 million. There can be no assurance that this litigation will be settled, or if settled, that the settlement will not exceed $5 million. Additionally, the ultimate outcome, if litigated, cannot presently be determined.

Advanced Separation Technologies, Inc. - In 1996, Florida Progress sold its 80%-interest in AST to Calgon for $56 million in cash. Calgon filed a lawsuit in January 1998, and amended it in April 1998, alleging misstatement of AST's 1996 revenues, assets and liabilities, seeking damages and granting Calgon the right to rescind the sale. The lawsuit also accuses Florida Progress of failing to disclose flaws in AST's manufacturing process and a lack of quality control. No projection of an outcome or estimate of a potential liability, if any, can be determined at the date of issuance of these financial statements. Florida Progress believes the lawsuit is without merit and intends to vigorously defend itself. Accordingly, Florida Progress has not made provision for any loss for this matter.

Qualifying Facilities Contracts - The purchased power contracts with qualifying facilities employ separate pricing methodologies for capacity payments and energy payments. Florida Power has interpreted the pricing provision in these contracts to allow it to pay an as-available energy price rather than a higher firm energy price when the avoided unit upon which the applicable contract is based would not have been operated.

Owners of four qualifying facilities filed suit against Florida Power in state court over the contract payment terms, one of which also filed in federal court. Two of the suits have been settled, and the federal case was dismissed, although the plaintiff has appealed. Of the two remaining suits, one trial concluded in December 1998. The other remaining suit remains with no date presently set for trial. Management does not expect that the results of these legal actions will have a material impact on Florida Power's financial position, operations or liquidity. Florida Power anticipates that all fuel and capacity expenses will be recovered from its customers.

Mid-Continent Life Insurance Company - A series of events in 1997 as discussed below, significantly jeopardized the ability of Mid-Continent to implement a plan to eliminate a projected reserve deficiency resulting in the impairment of Florida Progress' investment in Mid-Continent.

Therefore, the Company recorded a provision for loss on investment of $86.9 million in 1997. In addition, tax benefits of approximately $11 million related to the excess of the tax basis over the book value in the investment in
Mid-Continent as of December 31, 1997, were not recorded because of uncertainties associated with the timing of a tax deduction. Florida Progress also recorded an accrual at December 31, 1997, for legal fees associated with defending its position in current Mid-Continent legal proceedings.

In the spring of 1997, the Commissioner received court approval to seize control of the operations of Mid-Continent. The Commissioner had alleged that Mid-Continent's reserves were understated by more than $125 million, thus causing Mid-Continent to be statutorily impaired. The Commissioner further alleged that Mid-Continent had violated Oklahoma law relating to deceptive trade practices in connection with the sale of its "Extra Life" insurance policies and was not entitled to raise premiums, a key element to Mid-Continent's plan to address the projected reserve deficiency. While sustaining the receivership, the court also ruled that premiums could be raised. Although both sides appealed the decision to the Oklahoma Supreme Court, those appeals were withdrawn in early 1999.

In December 1997, the Commissioner filed a lawsuit against Florida Progress, certain of its directors and officers, and certain former Mid-Continent officers, making a number of allegations and seeking access to Florida Progress' assets to satisfy policyholder and creditor claims. On April 17, 1998, the court granted motions to dismiss the individual defendants, leaving Florida Progress as the sole remaining defendant in the lawsuit.

A new Commissioner was elected in November 1998 and has stated his intention to work with Florida Progress and others to develop a plan to rehabilitate Mid-Continent rather than pursue litigation against Florida Progress. Although Florida Progress hasn't had access to recent Mid-Continent data, its estimate of the present value of the projected deficiency, after applying Mid-Continent's statutory surplus, is in the range of $100 million, rather than the $348 million alleged by the former Commissioner. Florida Progress believes that the former Commissioner's estimate is untenable and not based on sound actuarial principles. Florida Progress is working with the new Commissioner to develop a viable plan to rehabilitate Mid-Continent, which would include the sale of that company.

In January 1999, five Mid-Continent policyholders filed a purported class action against Mid-Continent and the same defendants named in the case filed by the former Commissioner. The complaint contains substantially the same factual allegations as those made by the Commissioner. The suit asserts "Extra Life" policyholders have been injured as a result of representations made in connection with the sale of that policy. The suit seeks unspecified actual and punitive damages.

Although Florida Progress hopes to reach a negotiated resolution of these matters, it would continue to vigorously defend itself against the two lawsuits should negotiations fail, since it believes they are without merit. Because neither the outcome of the litigation nor the ultimate effects of any rehabilitation plan, including the possible sale of Mid-Continent, can be estimated, Florida Progress has not made provision for any additional losses that might result.

Other Legal Matters - Florida Progress is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect upon Florida Progress' consolidated financial position, results of operations or liquidity.

                                             QUARTERLY FINANCIAL DATA

                                             FLORIDA PROGRESS CORPORATION
                                                      (Unaudited)

                                                                       Three Months Ended
(In millions, except per share amounts)              March 31     June 30            September 30      December 31
----------------------------------------------------------------------------------------------------------------------

  1998
  OPERATING RESULTS
    Revenues                                          $787.5         $903.1            $1,031.5           $898.2
    Income (loss) from operations                      118.2          167.7               228.1             86.3
    Net income (loss)                                   50.5           77.8               117.3             36.1
  DATA PER SHARE
    Earnings (loss) per common share                     0.52           0.80                1.21             0.37
    Dividends per common share                            .535           .535                .535             .535
    Common stock price per share:
      High                                             42 1/4         42 7/8              43 15/16         47 1/8
      Low                                              37 11/16       39                  38 1/16          41
-------------------------------------------------------------------------------------------------------------------
  1997
  OPERATING RESULTS
    Revenues                                          $747.5         $797.3            $  922.5           $849.1
    Income(loss) from operations                        95.0           37.9               166.0            (25.2)
    Net income (loss)                                   42.0            6.3                81.6            (75.6)
  DATA PER SHARE
    Earnings(loss)per common share                        .43            .07                 .84             (.78)
    Dividends per common share                            .525           .525                .525             .525
    Common stock price per share:
      High                                              32 7/8         31 5/8           33 5/8              39 1/4
      Low                                               29 1/2         27 3/4           30 9/16             31 1/8
-------------------------------------------------------------------------------------------------------------------

                                               FLORIDA POWER CORPORATION
                                                      (Unaudited)
----------------------------------------------------------------------------------------------------
                                                           Three Months Ended
(In millions)                            March 31        June 30     September 30    December 31
----------------------------------------------------------------------------------------------------
1998

Operating revenues                        $565.2         $663.8         $795.6          $623.6
Net income (loss)                          $46.2          $68.1         $109.1           $26.7
Earnings (loss) on common stock            $45.8          $67.7         $108.8           $26.3

1997

Operating revenues                        $553.8         $597.2         $706.9          $590.5
Net income                                 $41.6           $1.3          $76.3           $16.7
Earnings on common stock                   $41.2            $.9          $76.0           $16.3

The business of Florida Power is seasonal in nature and comparisons of earnings for the quarters do not give a true indication of overall trends and changes in Florida Power's operations. In June 1998, Florida Power restated its financial results for the second, third and fourth quarters of 1997 to reflect recognition of the extended nuclear outage as incurred. The change affected the financial results for the interim reporting periods but did not have any effect on results for the fiscal year ended 1997. Effective December 31, 1997, Florida Progress deconsolidated the financial statements of Mid-Continent and established a provision for loss for the full amount of its investment. The deconsolidation has not been reflected in the consolidated financial statements of prior periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

                             FLORIDA PROGRESS

Information concerning the Directors of Florida Progress is included under the headings "Information as to Nominees" and "Information as to Continuing Directors" in Florida Progress' Proxy Statement and is incorporated herein by reference. Information concerning the executive officers of Florida Progress is set forth in Part I, Item 1 hereof under the heading "Executive Officers". Information concerning compliance by Florida Progress' directors and officers, and persons who own more than 10% of Florida Progress' common stock, with the reporting requirements of Section 16(a) of the Securities Act of 1934, is included under the heading "Compliance with Section 16(a) of the Exchange Act" in Florida Progress' Proxy statement and is incorporated have in by reference. In addition, it has come to Florida Progress' attention that a Form 5 report of the gift of 4,318 shares by Joseph Richardson to his wife was filed 24 days late in March 1999.


                              FLORIDA POWER
DIRECTORS

W. D. ("Bill") Frederick, Jr., Age 64, Director since 1997.
Chairman - Compliance Committee

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

Michael P. Graney, Esquire, Age 55, Director since 1997.
Member - Executive Committee

Mr. Graney has practiced law with the New York based law firm of Simpson Thacher & Bartlett since 1980 and is now resident partner in its Ohio office. His specialties are utilities, anti-trust and litigation. He is a member of the American, District of Columbia, Ohio and Columbus Bar Associations and the Federal Energy Bar Association. He is a director of Florida Progress.

Richard Korpan, Age 57, Director since 1989.
Chairman - Executive Committee

Information concerning Mr. Korpan is set forth in Part I, Item 1 hereof under the heading "Executive Officers".

Clarence V. McKee, Esquire, Age 56, Director since 1988.

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

Vincent J. Naimoli, Age 61, Director since 1997.

Mr. Naimoli's principal occupation for more than five years has been as Chairman, President and Chief Executive Officer of Anchor Industries International, Inc., Tampa, Florida, an operating and holding company. He is also Managing General Partner and Chief Executive Officer of the Tampa Bay Devil Rays, Ltd. Major League Baseball Club, St. Petersburg, Florida. Mr. Naimoli is a director of Florida Progress, and in conjunction with the business activities of Anchor Industries, serves as a director of Russell Stanley Corp., and Players International, Inc.

Richard A. Nunis, Age 66, Director since 1997.
Member - Executive Committee

Mr. Nunis' principal occupation for more than five years has been Chairman of Walt Disney Attractions, Orlando, Florida, from which he retired in December 1998. He has held various positions with the Disney organization since 1955, including Vice President, Operations in 1968, Executive Vice President of DISNEYLAND and Walt Disney World in 1972, President of Walt Disney Attractions in 1980, and Chairman in 1991. He is a director of Florida Progress, SunTrust Bank, Central Florida N.A., and Director Emeritus of the Walt Disney Company.

Joseph H. Richardson, Age 49, Director since 1996.
Member - Executive Committee

Information concerning Mr. Richardson is set forth in Part I, Item 1 hereof under the heading "Executive Officers".

Joan D. Ruffier, Age 59, Director since 1991.
Member - Compliance Committee

Ms. Ruffier's principal occupation is Chairman of Human Service Technologies, Inc., a computer software products company. She also serves as Chairman of the University of Florida Foundation and Chair of the Finance Committee of Shands Healthcare,Inc. For more than five years and until November 1998, she was a general partner of Sunshine Cafes, Ltd., Orlando, Florida, a food and beverage concession business at major Florida airports. Previously, she practiced public accounting with the firm of Colley, Trumbower & Howell from 1982 until 1986. She also serves on the boards of directors of Florida Progress, Cyprus Equity Fund and INVEST, Inc.

Robert T. Stuart, Jr., Age 66, Director since 1997

Mr. Stuart's principal occupation for more than five years has been as a rancher and investor. Since 1949, he has held numerous executive positions with Mid-Continent, including Vice President, President, Chairman of the Board and Chief Executive Officer until 1986 when Mid-Continent was acquired by Florida Progress. He is a director of Florida Progress.

Jean Giles Wittner, Age 64, Director since 1977.
Member - Compliance Committee

Mrs. Wittner's principal occupation is President of Wittner & Co. and Wittner & Associates, Inc., St. Petersburg, Florida, firms involved in real estate management, insurance brokerage and consulting, positions she has held for more than five years. She previously served as President and Chief Executive Officer of a savings association until it was sold in 1986. She serves on the boards of Florida Progress and Raymond James Bank, F.S.B.

Each director holds office until the next Annual Meeting of Shareholders and until the election and qualification of a successor.

EXECUTIVE OFFICERS

Information  concerning the executive  officers of Florida Power is set forth in
Part I, Item 1 hereof under the heading "Executive Officers" and is incorporated herein by reference.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely on a review of the copies of Section 16(a) forms furnished to Florida Power during 1998, or written representations that no forms were required, Florida Power believes that all persons who at any time during 1998 were officers, directors or greater than 10% beneficial owners of Florida
Power's preferred stock, filed their applicable Section 16(a) reports on a timely basis during 1998 and prior fiscal years.


ITEM 11.  EXECUTIVE COMPENSATION

                              FLORIDA PROGRESS

The information under the headings "Compensation of Directors", "Executive Compensation", "Pension Plan Table" and "Employment Contracts, Termination of Employment and Change-in-Control Arrangements" in Florida Progress' Proxy Statement is incorporated herein by reference.

                               FLORIDA POWER

COMPENSATION OF DIRECTORS

Compensation for all directors of Florida Power (excluding employees of Florida Progress or subsidiaries) was $1,000 for attendance at each meeting of the Florida Power Board of Directors or a committee of the Board of Directors. A $750 fee is paid to each committee chairman for each meeting chaired.

EXECUTIVE COMPENSATION

     The following table contains information with respect to compensation awarded, earned or paid during the years 1996-1998, to (i) the current Chief Executive Officer ("CEO") and (ii) the other four most highly compensated executive officers of Florida Power (the individuals referred to in (i) and (ii) are referred to collectively as the "Named Executive Officers") in 1998, whose total remuneration paid in 1998 exceeded $100,000.

                                       SUMMARY COMPENSATION TABLE

                                                                             Long-Term
                                         Annual Compensation              Compensation Payouts
                               -----------------------------------------   ------------------
                                      Other
    Name and Principal                                        Annual             LTIP            All Other
        Position                Year     Salary    Bonus    Compensation(1)     Payouts(2)      Compensation(3)
--------------------------      -----    ------    -----    -------------      ------------     ---------------

RICHARD KORPAN                  1998    $650,766   $594,000     $16,891         $792,754            $28,650
  Chairman                      1997     592,304     41,500      11,850          324,028             26,490
                                1996     535,610    333,500       1,489          339,107             18,900


JOSEPH H. RICHARDSON            1998    $421,158   $382,500      $2,625         $437,994            $18,900
  President and Chief           1997     384,619       -0-        1,685          162,091             13,890
  Executive Officer             1996     288,884    214,000        -0-           128,858             16,585(4)


ROY A. ANDERSON(5)              1998    $261,926   $290,802        $394         $136,371            $11,025
  Senior Vice President,        1997     226,157     -0-        343,035(6)        32,518              5,643
  Energy Supply                 1996       N/A       N/A           N/A              N/A                N/A


JEFFREY R. HEINICKA             1998    $278,530   $190,000      $1,772         $208,288            $12,318
  Senior Vice President and     1997     264,992     15,500        -0-           110,393             12,315
  Chief Financial Officer       1996     258,456    169,000        -0-           113,139              8,585


KENNETH E. ARMSTRONG            1998    $231,933   $127,500        -0-          $170,849             $9,882
  Vice President and            1997     215,009     10,000        -0-            88,944              9,963
  General Counsel               1996     212,785    144,500        -0-           101,748              8,595



(1) Except as otherwise noted, amounts represent the reimbursement of taxes on certain perquisites and other personal benefits.

(2) Information for fiscal year 1998, represents the dollar value as of February 17, 1999, the date of award, of shares of Common Stock earned under the 1996-1998 performance cycle of Florida Progress'
             Long-Term  Incentive Plan ("LTIP"),  none of which are  restricted.
             The total number of share earned including dividend equivalent shares, is as follows: Richard Korpan 19,544 shares; Joseph H.
             Richardson 10,798 shares; Roy A. Anderson 3,362 shares;  Jeffery R.
             Heinicka 5,135 shares; and Kenneth E. Armstrong 4,212 shares.

             (See the discussion of the method of calculating  payouts contained in the Long-Term Incentive Compensation portion of the Compensation
             Committee  Report  of the  Board  of  Directors  from  the  Florida
             Progress  Proxy   Statement,   which  is  incorporated   herein  by
             reference.

(3)          Company contributions to its  Savings Plan and  Executive  Optional
             Deferred Compensation Plan on behalf of the Named Executive Officers.

(4)          Represents $8,835  in Company  Contributions to the Savings Plan of
             Florida Progress  and the Executive  Optional Deferred Compensation
             Plan and $7,750 of director fees for services as a director of Echelon International Corporation, a former subsidiary of Florida
             Progress.

(5)          No  compensation  information  is  provided  for  1996  because Mr.
             Anderson was not an executive officer or employee of Florida Power during that year.

(6)          Includes  $282,686  paid to  Mr. Anderson  under  the  terms of his employment  agreement  to place  Mr. Anderson in  substantially the same  economic  position  as  he  would have  been had  he remained
             with  his  previous  employer.   Also  includes  reimbursement  for
             Mr. Anderson's  moving  expenses  and  tax  reimbursement  payments for moving expenses and imputed flight income.











The following table contains information with respect to Performance Shares granted in 1998 to each of the Named Executive Officers of Florida Power under the LTIP:
                           LONG-TERM INCENTIVE PLAN(1)
                                 AWARDS IN 1998
                              Number of    Performance       Estimated Payout in Shares at End of Period(3)
                             Performance     Period          ---------------------------------------------
   Name                       Shares(2)     Covered             Threshold      Target       Maximum
-------------------         -----------    ----------           ----------    --------     ---------

Richard Korpan                  17,171      1998-2000             4,293        17,171        34,342
Joseph H. Richardson             8,293      1998-2000             2,073         8,293        16,586
Roy A. Anderson                  2,758      1998-2000               690         2,758         5,516
Jeffrey R. Heinicka              2,924      1998-2000               731         2,924         5,848
Kenneth E. Armstrong             2,446      1998-2000               612         2,446         4,892


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

(3)  Payouts for the 1998-2000  performance  cycle are based on  achievement  of
     total  shareholder   return  goals  established  by  the  Florida  Progress
     Corporation Compensation Committee.

Pension Plan Table

     The table below illustrates the estimated annual benefits (computed as a straight life annuity beginning at retirement at age 65) payable under the
Florida Progress Corporation Retirement Plan for Exempt and Nonexempt Employees("Retirement Plan"), Nondiscrimination Plan and Supplemental Executive Retirement Plan ("SERP") for specified final average compensation and years of service levels.

      Estimated Annual Retirement Benefits Payable Under the Retirement Plan for Exempt and Nonexempt Employees,
                        Nondiscrimination Plan and the Supplemental Executive Retirement Plan
                    ---------------------------------------------------------------------
Average Annual
 Compensation                                        Service Years
------------------------------------------------------------------------------------------------------
                           5          10           15           20          25          30      35 or more
   200,000              $37,500     $75,000     $112,000     $120,000    $120,000    $120,000    $126,000
   300,000               56,250     112,500      168,750      180,000     180,000     180,000     189,000
   400,000               75,000     150,000      225,000      240,000     240,000     240,000     252,000
   500,000               93,750     187,500      281,250      300,000     300,000     300,000     315,000
   600,000              112,500     225,000      337,500      360,000     360,000     360,000     378,000
   700,000              131,250     262,500      393,750      420,000     420,000     420,000     441,000
   800,000              150,000     300,000      450,000      480,000     480,000     480,000     504,000
   900,000              168,750     337,500      506,250      540,000     540,000     540,000     567,000
 1,000,000              187,500     375,000      562,500      600,000     600,000     600,000     630,000
 1,100,000              206,250     412,500      618,750      660,000     660,000     660,000     693,000
 1,200,000              225,000     450,000      675,000      720,000     720,000     720,000     756,000
 1,300,000              243,750     487,500      731,250      780,000     780,000     780,000     819,000
 1,400,000              262,500     525,000      787,500      840,000     840,000     840,000     882,000
 1,500,000              281,250     562,500      843,000      900,000     900,000     900,000     945,000
 1,600,000              300,000     600,000      900,000      960,000     960,000     960,000   1,008,000

The Named Executive Officers are entitled to benefits under the SERP. These benefits are offset by the benefits payable under the Retirement Plan and the

Nondiscrimination Plan, as well as 50% of the executive's primary Social Security benefit. The estimated annual SERP benefit for the Named Executive Officers (prior to any offsets) may be determined using the Pension Plan Table set forth above. For these purposes, the current compensation for each executive that would be used in calculating benefits under the SERP is substantially the same as the three-year average of the salary and bonus reported in the summary compensation table, and the number of years of deemed credited service that would be used in calculating benefits under the SERP for each such executive is as follows: Mr. Korpan, 35 years of service; Mr. Richardson, 23 years of service; ; Mr. Anderson 5 years of service; Mr. Heinicka, 21 years of service and Mr. Armstrong, 15 years of service. Under the formula used for calculating benefits under the SERP, the maximum benefit payable to each Named Executive Officer is reached at 16 years of deemed credited service unless the Named Executive Officer achieves 35 years of service.

Accrued benefits may also be paid under each of the Retirement Plan, Nondiscrimination Plan and SERP if a participant terminates employment before age 65 and meets the requirements for early retirement, disability, death or other termination-of-employment benefits after becoming vested under the rules of the particular plan.

Under the Retirement Plan and the Nondiscrimination Plan, the compensation taken into account in calculating benefits is salary only. The years of credited service that would be used in calculating benefits under the formula applicable to the Retirement Plan and the Nondiscrimination Plan (1.8% of final average earnings for each year of service) for the Named Executive Officers in the summary compensation table are as follows: Mr. Korpan, 10 years of service; Mr. Richardson, 23 years of service; Mr. Anderson, 2 years of service; Mr. Heinicka, 21 years of service; Mr. Armstrong, 12 years of service. The benefits under the Retirement Plan and the Nondiscrimination Plan are subject to offset by an amount equal to 1 1/7% of a participant's primary Social Security benefit for each year of service (with a maximum offset of 40%).

In the event of a change in control of Florida Progress, each Named Executive Officer will receive credit under the SERP for five additional years of service, but in no event would such additional years of credited service cause the maximum benefit to be increased. If a participant's employment were terminated following a change in control, the benefit payable from the SERP would be as follows: (1) an annuity beginning at age 55 through 59, subject to early payment reductions in the amount of 3% for each year prior to age 60, or age 60 without reduction; (2) the amount of any federal excise taxes (and income taxes on any reimbursement under this provision) imposed on the executive under Section 4999 of the Internal Revenue Code; and (3) a 50% surviving spouse benefit payable upon death.

In April 1998, Florida Power entered into an Amended and Restated Employment Agreement with Roy A. Anderson which provides for his employment through April 30, 2003. His annual base salary will be $245,000, or such greater sum as shall be mutually agreed, with additional award opportunities as a participant in the Management Incentive Compensation Plan ("MICP") and LTIP , with minimum award target levels of 40% of base salary for each plan. He is entitled to participate in the SERP, and shall be credited with up to 22 years of additional service constituting "Deemed Credited Service" thereunder depending on the number of years of actual service. The agreement also provides that if Mr. Anderson's employment with Florida Power continues until or beyond age 60 and his employment terminates thereafter other than as a result of a termination for good cause, Florida Power shall pay to Mr. Anderson certain deferral award payments, based on his age, with a maximum deferral award, if his employment terminates at age 65, of $1,000,000 ($231,000 payable annually over five years). The agreement also provides for certain payments designed to compensate Mr. Anderson for certain benefits he would have enjoyed had he remained with his former employer. If Mr. Anderson's employment terminates other than as a result of termination for good cause, he will receive a $105,960 15-year annuity, to be offset by payments made by his former employer pursuant to comparable arrangements. In the Amended and Restated Agreement, Mr. Anderson also acknowledges that other payments due him under his former employment agreement with Florida Power have been satisfied. The agreement contains a confidentiality agreement and covenant not to compete.

In the event of a change in control of Florida Progress, all of the Named Executive Officers are entitled to benefits under individual agreements described in Florida Progress' Proxy Statement under the heading "Employment Contracts, Termination of Employment and Change in Control Arrangements."

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

The table below sets forth as of December 31, 1998, the number of shares of common stock of Florida Progress owned by Florida Power's directors and Named Executive Officers individually and the directors and all executive officers of Florida Power as a group.

Florida Power                     Number of Shares             Percent of
Officer or Director Name       Beneficially Owned (1)          Class (2)
------------------------       ----------------------          ----------

W. D. ("Bill") Frederick                 3,409(3)
Michael P. Graney                        4,335
Richard Korpan                          26,057
Clarence V. McKee                        2,537
Vincent J. Naimoli                      11,148(4)
Richard A. Nunis                        25,577
Joseph H. Richardson                    14,075(5)
Joan D. Ruffier                          5,462
Robert T. Stuart, Jr.                1,505,462(6)                1.55%
Jean Giles Wittner                      11,036
Roy A. Anderson                          2,279
Kenneth E. Armstrong                     7,430
Jeffrey R. Heinicka                      7,325(7)

All 16 directors, named executive
  officers and executive officers
  as a group, including those
  named above                        1,634,530                   1.68%

(1) Unless otherwise noted, the directors, and named executive officers, and the directors, and executive officers as a group, have sole voting and investment power with respect to the shares listed.

(2) Unless otherwise noted, each director, and named executive officer and all directors, and executive officers as a group, own less than one percent of the outstanding shares of Florida Progress' common stock.

(3)  Voting and investment power with respect to 1,500 shares is shared.

(4)  Voting and investment power with respect to 1,600 shares is shared.

(5) Voting power with respect to 4,318 shares is shared.

(6)  Voting and investment power with respect to 150,473 shares is shared.

(7)  Voting and investment power with respect to 140 shares is shared.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the heading "Certain Relationships and Related Transactions" in Florida Progress' Proxy Statement is incorporated herein by reference.


                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K FOR FLORIDA PROGRESS AND FLORIDA POWER

     (a) 1. Financial Statements, notes to Financial Statements and report thereon of KPMG LLP are found in Item 8 "Financial Statements and Supplementary Data" herein.

             2. The  following  Financial  Statement  Schedules  and reports are included herein:

                                 Florida Progress

                      II-Valuation and Qualifying Accounts
                         for the years ended December 31,
                         1998, 1997 and 1996

                                   Florida Power

                      II-Valuation and Qualifying Accounts
                         for the years ended December 31,
                         1998, 1997 and 1996

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


             3.  Exhibits filed herewith:
                                                                Florida  Florida
             Number           Exhibit                           Progress  Power
             ------           -------                          --------  -------

             3.(a)   Bylaws of Florida Progress, as amended        X
                     February 18, 1999.

            10.(a)   Phantom Stock Plan for the benefit of         X       X
                     Non-Employee Directors of Florida Progress
                     Corporation. *

            10.(b)   Agreement between Florida Progress and        X
                     William G. Kelly dated as of January 30,
                     1998, regarding change in control. *

            12       Statement of Computation of Ratios.                   X

            21       Subsidiaries of Florida Progress.             X

            23.(a)   Consent of Independent Certified Public       X
                     Accountants to the incorporation by reference of their report on the financial statements into the following registration statements of Florida Progress: Form S-3 (No. 33-51573) (relating to the registration of 4.5 million shares of common stock and filed with the SEC on December 17, 1993); Forms S-8 (No.333-19037 and 333-66161)(relating to the Savings Plan for Employees of Florida Progress and filed with the SEC on December 31, 1996); Form S-3 (No.333-07853)(relating to the Progress Plus Plan and filed with the SEC on July 10, 1996); Form S-8 (No.33-47623)(relating to Florida Progress' Long-Term Incentive Plan and filed with the SEC on May 1, 1992); Form S-3

                     (No. 2-93111)(relating to the acquisition of Better Business Forms and filed with the SEC on September 5, 1984.

            23.(b)   Consent of Independent Certified Public               X
                     Accountants to the incorporation by reference of their report on the financial statements into Florida Power's registration statements on Form S-3 (Nos. 33-62210 and 33-55273)
                     (relating to Florida Power's first mortgage bonds) and Form S-3 (No. 333-29897)
                     (relating to Florida Power's medium-term notes).

            24       Powers of Attorney are included in the
                     signature pages of this Form 10-K.

            27.(a)   Florida Progress Financial Data Schedule        X

            27.(b)   Florida Power Financial Data Schedule                 X


 4.   Exhibits incorporated herein by reference:

                                                               Florida   Florida
          Number           Exhibit                             Progress   Power
          ------          --------                             --------  -------


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

          4.(a)      Amendment to Shareholder Rights                X
                     Agreement dated February 20, 1997,
                     between Florida Progress and The First
                     National Bank of  Boston. (Filed as
                     Exhibit 4(a) to the Florida Progress
                     Form 10-K for the year ended December
                     31, 1996, as filed with the SEC on
                     March 27, 1997.)

          4.(b)      Form of Certificate representing shares of     X
                     Florida Progress Common Stock.  (Filed as
                     Exhibit 4(b) to the Florida Progress Form
                     10-K for the year ended December 31,1996, as filed with the SEC on March 27, 1997.)

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

          4.(i)      Thirty-Eighth Supplemental Indenture dated as  X       X
                     of July 25, 1994, between Florida Power and
                     First Chicago Trust Company of New York, as successor Trustee, Morgan Guaranty Trust
                     Company of New York, as resigning Trustee, and First Union National Bank of Florida, as resigning Co-Trustee, with reference to confirmation of First Chicago Trust Company of New York as successor Trustee under the Indenture. (Filed as exhibit 4(f) to Florida
                     Power's Registration Statement on Form S-3
                     (No. 33-55273) as filed with the SEC on August
                      29, 1994.)

         10.(c)      Management Incentive Compensation Plan        X       X
                     of Florida Progress Corporation, as
                     amended to date. (Filed as Exhibit 10(a) to the Florida Progress Form 10-K for the year ended December 31, 1997 as filed with the SEC on March 18, 1998.)*

         10.(d)      Agreement  between Florida Progress and       X
                     Kenneth E. Armstrong dated as of January
                     30, 1998 regarding change in control.
                     (Filed as Exhibit 10(b) to the Florida
                     Progress Form 10-K for the year ended
                     December 31, 1997, as filed with the SEC on March 18, 1998.)*

         10.(e)      Agreement between Florida Progress and        X
                     Stanley I. Garnett, II dated as of
                     January 30, 1998 regarding change in
                     control. (Filed as Exhibit 10(c) to the
                     Florida Progress Form 10-K for the year
                     ended December 31, 1997, as filed with
                     the SEC on March 18, 1998.)*

         10.(f)      Agreement  between Florida Progress and       X
                     Jeffrey R. Heinicka dated as of January
                     30, 1998 regarding change in control.
                     (Filed as Exhibit  10(d) to the Florida
                     Progress Form 10-K for the year ended
                     December 31, 1997, as filed with the SEC on March 18, 1998.)*

         10.(g)      Agreement between Florida Progress and       X
                     Richard D. Keller dated as of January 30,
                     1998 regarding change in control. (Filed as Exhibit 10(e) to the Florida Progress
                     Form 10-K for the year ended December 31, 1997, as filed with the SEC on March 18, 1998.)*

         10.(h)      Agreement between Florida Progress and       X
                     Richard Korpan dated as of January 30,
                     1998 regarding change in control. (Filed as Exhibit 10(f) to the Florida Progress
                     Form 10-K for the year ended December 31, 1997, as filed with the SEC on March 18, 1998.)*

         10.(i)      Agreement between Florida Progress and       X
                     Joseph H. Richardson dated as of January
                     30, 1998 regarding change in control.
                     (Filed as Exhibit 10(g) to the Florida
                     Progress Form 10-K for the year ended
                     December 31, 1997, as filed with the SEC on March 18, 1998.)*

         10.(j)      Employment Agreement between Florida        X
                     Progress and Richard Korpan dated as of
                     March 1, 1998. (Filed as Exhibit 10(h)
                     to the Florida Progress Form 10-K for
                     the year ended December 31, 1997, as
                     filed with the SEC on March 18, 1998.)*

         10.(k)      Executive Optional Deferred Compensation    X     X
                     Plan*. (Filed as Exhibit 10.(c) to the
                     Florida Progress Form 10-K for the year
                     ended December 31, 1996 as filed with the SEC on March 27, 1997.)

         10.(l)      Florida Progress Supplemental  Executive    X     X
                     Retirement Plan*. (Filed as Exhibit 10.(b) to the Florida Progress Form 10-K for the year ended December 31, 1996 as filed with the SEC on March 27, 1997.)

         10.(m)      Second Amended and Restated Guaranty and    X
                     Support Agreement dated as of August 7,
                     1996. (Filed as Exhibit 4 to Florida
                     Progress' Form 10-Q for the quarter
                     ended June 30, 1996).

         10.(n)      Florida Progress Corporation Long-Term      X     X
                     Incentive Plan, approved by Florida
                     Progress' Shareholders on April 19,
                     1990. (Filed as Exhibit 10(d) to Florida
                     Progress' Form 10-Q for the quarter
                     ended March 31, 1990,  as filed with
                     the SEC on May 14, 1990). *

         10.(o)      Stock Plan for Non-Employee Directors of       X       X
                     Florida Progress Corporation and Subsidiaries.
                     (Filed as Exhibit 4.(k) to the Florida Progress Registration Statement on Form S-8 (No. 333-
                     02619) as filed with the SEC on April 18, 1996.)*


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

Florida Progress will furnish to its security holders who so request a copy of any exhibit included or incorporated by reference in this Annual Report on Form 10-K upon payment of a fee of $.25 per page to cover expenses in furnishing such exhibit.

                         (b)  Reports on Form 8-K:

               During the fourth quarter of the year ended December 31, 1998, Florida Progress and Florida Power filed the following reports on Form 8-K:

                    Form 8-K dated October 16, 1998, reporting under Item 5 "Other Events" a press release and related Investor Information Report reporting Florida Progress' and Florida Power's third quarter 1998 earnings.

                    Form 8-K dated November 18, 1998, reporting under Item 5 "Other Events" an Investor News Report providing an update on Florida Power regulatory matters, and another Investor News Report regarding the formation of a fiber-optic telecommunications business.


               In addition, Florida Progress and Florida Power filed the following reports on Form 8-K subsequent to the fourth quarter of 1998:

                    Form 8-K dated January 25, 1999, reporting under Item 5 "Other Events" a press release and related Investor News report which stated Florida Progress' and Florida Power's 1998 year-end earnings.

                    Form 8-K dated February 18, 1999 reporting under Item 5 "Other Events" an increase in Florida Progress' annual dividend and the construction by Florida Power of peaking units.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FLORIDA PROGRESS CORPORATION

March 19, 1999                    By: /s/ Richard Korpan
                                   ---------------------------
                                   Richard Korpan, Chairman of the Board,
                                   President and Chief Executive Officer

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

     Signature                          Title                        Date
     ----------                         -----                        -----

/s/ Richard Korpan                Chairman of the Board,          March 19,1999
---------------------------       President,Chief Executive
Richard Korpan                    Officer and Director
Principal Executive Officer


/s/ Edward W. Moneypenny         Senior Vice President and        March 19, 1999
----------------------------      Chief Financial Officer
Edward W. Moneypenny
Principal Financial Officer


/s/ John Scardino, Jr.             Vice President and             March 19, 1999
----------------------------          Controller
John Scardino, Jr.
Principal Accounting Officer


s/ W. D. Frederick, Jr.                Director                   March 19, 1999
----------------------------
W. D. Frederick, Jr.
                                                                (Continued)

     Signature                           Title                    Date
    -----------                          -----                    -----


/s/ Michael P. Graney                   Director                 March 19, 1999
----------------------------
Michael P. Graney


/s/ Clarence V. McKee                   Director                 March 19, 1999
--------------------------
Clarence V. McKee


/s/ Vincent J. Naimoli                  Director                 March 19, 1999
--------------------------
Vincent J. Naimoli


/s/ Richard A. Nunis                    Director                 March 19, 1999
--------------------------
Richard A. Nunis


/s/ Joan D. Ruffier                     Director                 March 19, 1999
--------------------------
Joan D. Ruffier


/s/ Robert T. Stuart, Jr.               Director                 March 19, 1999
--------------------------
Robert T. Stuart, Jr.


/s/ Jean Giles Wittner                  Director                 March 19, 1999
--------------------------
Jean Giles Wittner

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company.

                                   FLORIDA POWER CORPORATION

March 19, 1999                    By: /s/ Joseph H. Richardson
                                   --------------------------------
                                   Joseph H. Richardson, President
                                   and Chief Executive Officer

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

          Signature                     Title                       Date
          ---------                     -----                       ----

/s/ Joseph H. Richardson          President, Chief              March 19, 1999
--------------------------        Executive Officer
Joseph H. Richardson                 and Director


/s/ Jeffrey R. Heinicka          Senior Vice President          March 19, 1999
--------------------------                and
Jeffrey R. Heinicka              Chief Financial Officer
Principal Financial Officer


/s/ John Scardino, Jr.               Vice President             March 19, 1999
--------------------------           and Controller
John Scardino, Jr.
Principal Accounting Officer

/s/ Richard Korpan                Chairman of the Board,        March 19, 1999
--------------------------           and Director
Richard Korpan

/s/ W. D. Frederick, Jr.              Director                  March 19, 1999
--------------------------
W. D. Frederick, Jr.                                        (Continued)

 Signature                            Title                     Date
-----------                           -----                     -----



/s/ Michael P. Graney                 Director                  March 19, 1999
--------------------------
Michael P. Graney


/s/ Clarence V. McKee                 Director                  March 19, 1999
--------------------------
Clarence V. McKee


/s/ Vincent J. Naimoli                Director                  March 19, 1999
--------------------------
Vincent J. Naimoli


/s/ Richard A. Nunis                  Director                  March 19, 1999
--------------------------
Richard A. Nunis


/s/ Joan D. Ruffier                   Director                  March 19, 1999
--------------------------
Joan D. Ruffier


/s/ Robert T. Stuart, Jr.             Director                  March 19, 1999
--------------------------
Robert T. Stuart, Jr.


/s/ Jean Giles Wittner                Director                  March 19, 1999
--------------------------
Jean Giles Wittner

                                                     Schedule II

                                           FLORIDA PROGRESS CORPORATION
                                         Valuation and Qualifying Accounts
                               For the Years Ended December 31, 1998, 1997, and 1996
                                                      (In millions)


                                        Balance at   Additions                            Balance at
                                        Beginning    Charged to                 Other       End of
          Description                   of Period    Expense      Deductions   Add (Ded)     Period
-------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1998

   Nuclear Refueling Outage Reserve       $22.2       $  -           $2.3     $  -          $19.9
                                        =======     =======        =======    =======      =======
   Provision for loss on coal properties  $12.8       $  -         $   -      $(6.2)        $ 6.6
                                        =======     =======        =======    =======      =======

FOR THE YEAR ENDED DECEMBER 31, 1997

   Nuclear Refueling Outage Reserve        $8.7       $14.0        $ 0.5      $   -         $22.2
                                         =======     =======       =======    =======      =======
   Insurance policy benefit reserves     $325.3       $52.7        $  -       $(378.0)      $  -
                                         =======     =======       =======    =======      =======
   Provision for loss on coal properties  $40.9       $  -         $  -       $ (28.1)      $12.8
                                         =======     =======       =======    =======      =======

FOR THE YEAR ENDED DECEMBER 31, 1996

   Nuclear Refueling Outage Reserve       $14.7       $17.4         $23.4      $  -          $8.7
                                        =======     =======        =======     =======     =======
   Insurance policy benefit reserves     $265.0       $60.3         $  -       $  -        $325.3
                                        =======     =======        =======     =======     =======
   Provision for loss on coal properties  $  -        $40.9         $  -       $  -         $40.9
                                        =======     =======        =======     =======     =======

(A) Effective December 31, 1997, Florida Progress deconsolidated the financial statements of Mid-Continent Life in its consolidated financial statements. Florida Progress' investment from Mid-Continent is accounted for under the cost method.


                                                                                          Schedule II
                                                FLORIDA POWER CORPORATION
                        Valuation and Qualifying Accounts
              For the Years Ended December 31, 1998, 1997, and 1996
                                                                (In millions)


                                            Balance at     Additions                    Balance at
                                            Beginning      Charged to        Deductions   End of
              Description                   of Period       Expense          (See Note)   Period
-----------------------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 1998

  1998 Nuclear Refueling Outage Reserve (#11)  $22.2         $0.0             $2.3         $19.9
                                              ------        ------           ------       ------
                                               $22.2         $0.0             $2.3         $19.9
                                              =======       =======          =======       =======

FOR THE YEAR ENDED DECEMBER 31, 1997

 1996 Nuclear Refueling Outage Reserve (#10)    $0.5         $0.0             $0.5          $0.0
 1998 Nuclear Refueling Outage Revenue (#11)    $8.2        $14.0             $0.0         $22.2
                                               -------      -------          -------      -------
                                                $8.7        $14.0             $0.5         $22.2
                                               =======      =======          =======      =======

FOR THE YEAR ENDED DECEMBER 31, 1996

 1996 Nuclear Refueling Outage Reserve (#10)   $14.7          9.2            $23.4          $0.5
 1996 Nuclear Refueling Outage Reserve (#11)     0.0          8.2              0.0           8.2
                                              -------       -------          -------      -------
                                               $14.7        $17.4            $23.4          $8.7
                                              =======       =======          =======      =======

Note: Deductions are payments of actual expenditures related to the outage.