Form 10-Q
period 1999-03-31
FLORIDA PROGRESS CORP; FLORIDA POWER CORP /
filed 1999-05-13
CIK 357261, 37637

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from         to
                              ---------  --------

                                     Exact name of Registrant as specified in                    I.R.S. Employer
 Commission                        its charter, state of incorporation, address                  Identification
   File No.                         of principal executive offices, telephone                         Number
 ------------                      --------------------------------------------                  ---------------

    1-8349                                  FLORIDA PROGRESS CORPORATION                           59-2147112
                                            A Florida Corporation
                                            One Progress Plaza
                                            St. Petersburg, Florida 33701
                                            Telephone (727) 824-6400

    1-3274                                  FLORIDA POWER CORPORATION                              59-0247770
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Description of         Shares Outstanding
         Registrant                    Class              at March 31, 1999
         ----------                --------------        ---------------------

Florida Progress Corporation      Common Stock,
                                  without par value          97,855,797

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

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         FLORIDA PROGRESS CORPORATION
                       CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
   (In millions, except per share amounts)

                                                               Three Months Ended
                                                                    March 31,
                                                               1999           1998
                                                              ------         ------
                                                                   (Unaudited)
REVENUES:
        Electric utility                                      $570.7         $565.2
        Diversified                                            249.7          222.3
                                                              ------         ------
                                                               820.4          787.5
                                                              ------         ------
EXPENSES:
        Electric utility:
               Fuel                                            113.7          109.2
               Purchased power                                  90.3           99.0
               Energy conservation cost                         17.1           16.6
               Operations and maintenance                       97.1          102.4
               Extended nuclear outage - replacement
                      power costs                                 --            5.1
               Depreciation and amortization                    80.8           81.0
               Taxes other than income taxes                    51.9           49.5
                                                              ------         ------
                                                               450.9          462.8
                                                              ------         ------
        Diversified:
               Cost of sales                                   225.1          193.8
               Other                                            14.6           12.7
                                                              ------         ------
                                                               239.7          206.5
                                                              ------         ------
INCOME FROM OPERATIONS                                         129.8          118.2
                                                              ------         ------
INTEREST EXPENSE AND OTHER:
        Interest expense                                        45.0           47.3
        Allowance for funds used during construction            (5.1)          (3.9)
        Other expense (income), net                             (4.3)            --
                                                              ------         ------
                                                                35.6           43.4
                                                              ------         ------
INCOME FROM CONTINUING OPERATIONS
        BEFORE INCOME TAXES                                     94.2           74.8
        Income Taxes                                            26.6           24.3
                                                              ------         ------
NET INCOME                                                    $ 67.6         $ 50.5
                                                              ======         ======
AVERAGE SHARES OF COMMON STOCK OUTSTANDING                      97.5           97.1
                                                              ======         ======
EARNINGS PER AVERAGE COMMON SHARE
        (Basic and Diluted)                                   $  .69         $  .52
                                                              ======         ======
DIVIDENDS PER COMMON SHARE                                    $ .545         $ .535
                                                              ======         ======

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions)

                                                            March 31,    December 31,
                                                               1999         1998
                                                           -----------   ------------
                                                           (Unaudited)
ASSETS:

PROPERTY, PLANT AND EQUIPMENT:
        Electric utility plant in service and                $6,302.6      $6,307.8
           held for future use
        Less - Accumulated depreciation                       2,765.4       2,716.0
               Accumulated decommissioning for
                  nuclear plant                                 262.5         254.8
               Accumulated dismantlement for
                  fossil plants                                 131.2         130.7
                                                             --------      --------
                                                              3,143.5       3,206.3

        Construction work in progress                           424.4         378.3
        Nuclear fuel, net of amortization of
           $381.5 in 1999 and $377.2 in 1998                     41.6          45.9
                                                             --------      --------
               Net electric utility property                  3,609.5       3,630.5
        Other property, net of depreciation of
           $244.8 in 1999 and $234.6 in 1998                    589.3         560.1
                                                             --------      --------
                                                              4,198.8       4,190.6
                                                             --------      --------
CURRENT ASSETS:
        Cash and equivalents                                      1.7           2.5
        Accounts receivable, net                                406.8         413.4
        Inventories at average cost:
           Fuel                                                  90.6          69.8
           Utility materials and supplies                        87.1          83.3
           Diversified operations                               145.9         137.0
        Deferred income taxes                                    55.3          55.9
        Prepayments and other                                    72.4          92.2
                                                             --------      --------
                                                                859.8         854.1
                                                             --------      --------
DEFERRED CHARGES AND OTHER ASSETS:
        Costs deferred pursuant to regulation:
           Deferred purchased power contract
              termination costs                                 318.8         321.0
           Other                                                106.7         113.6
        Investments in nuclear decommissioning
           fund                                                 336.3         332.1
        Goodwill                                                144.4         139.8
        Joint ventures and partnerships                          66.3          71.5
        Other                                                   144.4         138.1
                                                             --------      --------
                                                              1,116.9       1,116.1
                                                             --------      --------
                                                             $6,175.5      $6,160.8
                                                             ========      ========


Note: The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions)

                                                            March 31,    December 31,
                                                              1999           1998
                                                          -----------    ----------
                                                          (Unaudited)

CAPITAL AND LIABILITIES:

COMMON STOCK EQUITY:
        Common stock                                        $1,242.1       $1,221.1
        Retained earnings                                      655.2          640.9
                                                            --------       --------
                                                             1,897.3        1,862.0
CUMULATIVE PREFERRED STOCK OF FLORIDA POWER:
        Without sinking funds                                   33.5           33.5

LONG-TERM DEBT                                               2,300.4        2,250.4
                                                            --------       --------
TOTAL CAPITAL                                                4,231.2        4,145.9
                                                            --------       --------
CURRENT LIABILITIES:
        Accounts payable                                       203.5          297.9
        Customers' deposits                                    105.5          104.1
        Accrued other taxes                                     30.9           10.1
        Accrued interest                                        54.3           70.4
        Overrecovered utility fuel cost                         35.5           22.2
        Other                                                   71.3           85.8
                                                            --------       --------
                                                               501.0          590.5
        Notes payable                                          310.8          236.2
        Current portion of long-term debt                       94.5          145.9
                                                            --------       --------
                                                               906.3          972.6
                                                            --------       --------
DEFERRED CREDITS AND OTHER LIABILITIES:
        Deferred income taxes                                  595.9          595.4
        Unamortized investment tax credits                      75.8           77.8
        Other postemployment benefit costs                     118.5          116.1
        Other                                                  247.8          253.0
                                                            --------       --------
                                                             1,038.0        1,042.3
                                                            --------       --------
                                                            $6,175.5       $6,160.8
                                                            ========       ========


Note: The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                               Three Months Ended
                                                                    March 31,
                                                               1999           1998
                                                              ------         ------
                                                                   (Unaudited)

OPERATING ACTIVITIES:
        Income from continuing operations                    $  67.6        $  50.5
        Adjustments for noncash items:
           Depreciation and amortization                       100.5          100.9
           Deferred income taxes and
              investment tax credits, net                       (6.4)          (7.3)
        Changes in working capital, net of effects
           from acquisition or sale of businesses:
              Accounts receivable                                6.9           10.2
              Inventories                                      (32.8)           3.1
              Underrecovered/(overrecovered) utility
                 fuel cost                                      13.3           (8.3)
              Accounts payable                                 (94.7)         (33.0)
              Income taxes payable                              30.7           29.9
              Accrued other taxes                               20.8           20.5
              Other                                            (40.4)         (11.8)
        Other operating activities                               9.2           (1.1)
                                                             -------        -------
                                                                74.7          153.6
                                                             -------        -------
INVESTING ACTIVITIES:
        Property additions (including allowance for
           borrowed funds used during construction)           (100.7)        (103.0)
        Acquisitions of businesses                             (10.1)          (9.1)
        Other investing activities                              (1.7)         (11.3)
                                                             -------        -------
                                                              (112.5)        (123.4)
                                                             -------        -------
FINANCING ACTIVITIES:
        Issuance of long-term debt                              50.0          144.1
        Repayment of long-term debt                            (51.9)        (169.4)
        Sale of common stock                                    18.1             --
        Dividends paid on common stock                         (53.3)         (51.9)
        Increase in short-term debt                             74.6           52.7
        Other financing activities                               (.5)           (.6)
                                                             -------        -------
                                                                37.0          (25.1)
                                                             -------        -------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                  (.8)           5.1
        Beginning cash and equivalents                           2.5            3.1
                                                             -------        -------
ENDING CASH AND EQUIVALENTS                                  $   1.7        $   8.2
                                                             =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for:
               Interest (net of amount capitalized)          $  57.4        $  52.7
               Income taxes (net of refunds)                 $   7.3        $   2.3



The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION
STATEMENTS OF COMMON EQUITY AND COMPREHENSIVE INCOME
For the periods ended March 31, 1999 and 1998
(Dollars in millions)

                                                                           Common                   Retained
                                                 Total                     Stock                    Earnings
                                                --------                  --------                  --------

Balance, December 31, 1997                      $1,776.0                  $1,209.0                   $567.0

    Net income                                      50.5                                               50.5
                                                --------                  --------                   ------
                                                    50.5                        --                     50.5

Common stock redeemed                                (.7)                      (.7)
Cash dividends on common
   stock                                           (51.9)                                             (51.9)
                                                --------                  --------                   ------

Balance, March 31, 1998                         $1,773.9                  $1,208.3                   $565.6
                                                ========                  ========                   ======

Balance, December 31, 1998                      $1,862.0                  $1,221.1                   $640.9

   Net income                                       67.6                                               67.6
                                                --------                  --------                   ------
                                                    67.6                        --                     67.6

Common stock issued                                 21.0                      21.0
Cash dividends on common
   stock                                           (53.3)                                             (53.3)
                                                --------                  --------                   ------

Balance, March 31, 1999                         $1,897.3                  $1,242.1                   $655.2
                                                ========                  ========                   ======


The accompanying notes are an integral part of these consolidated financial statements.

                           FLORIDA POWER CORPORATION
                              FINANCIAL STATEMENTS

FLORIDA POWER CORPORATION
STATEMENTS OF INCOME
(In millions)

                                                             Three Months Ended
                                                                 March 31,
                                                             1999         1998
                                                             ----         ----
                                                                (Unaudited)

OPERATING REVENUES:
           Residential                                      $298.7       $308.7
           Commercial                                        131.4        123.7
           Industrial                                         49.3         47.8
           Sales for resale                                   48.8         36.9
           Other                                              42.5         48.1
                                                            ------       ------

                                                             570.7        565.2
                                                            ------       ------
OPERATING EXPENSES:
        Operation:
           Fuel                                              113.7        109.2
           Purchased power                                    90.3         99.0
           Energy conservation cost                           17.1         16.6
           Operations and maintenance                         97.1        102.4
           Extended nuclear outage - replacement
              power costs                                       --          5.1
           Depreciation and amortization                      80.8         81.0
           Taxes other than income taxes                      51.9         49.5
                                                            ------       ------
                                                             450.9        462.8
                                                            ------       ------
Income taxes:
           Currently payable                                  40.7         32.5
           Deferred, net                                      (6.0)        (6.3)
           Investment tax credits, net                        (2.0)        (2.0)
                                                            ------       ------
                                                              32.7         24.2
                                                            ------       ------
                                                             483.6        487.0
                                                            ------       ------
OPERATING INCOME                                              87.1         78.2
                                                            ------       ------
OTHER INCOME AND DEDUCTIONS:
        Allowance for equity funds used
           during construction                                 2.3          2.2
        Miscellaneous other income, net                        2.0           --
                                                            ------       ------
                                                               4.3          2.2
                                                            ------       ------
INTEREST CHARGES
        Interest on long-term debt                            26.9         30.6
        Other interest expense                                 4.5          5.3
                                                            ------       ------
                                                              31.4         35.9
        Allowance for borrowed funds used
           during construction                                (2.8)        (1.7)
                                                            ------       ------
                                                              28.6         34.2
                                                            ------       ------
NET INCOME                                                    62.8         46.2
DIVIDENDS ON PREFERRED STOCK                                    .4           .4
                                                            ------       ------
NET INCOME AFTER DIVIDENDS
   ON PREFERRED STOCK                                       $ 62.4       $ 45.8
                                                            ======       ======


The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
BALANCE SHEETS
(In millions)



                                                           March 31,    December 31,
                                                             1999           1998
                                                           ---------    ------------
                                                          (Unaudited)

ASSETS

PROPERTY, PLANT AND EQUIPMENT:
        Electric utility plant in service and held         $6,302.6      $6,307.8
           for future use
        Less - Accumulated depreciation                     2,765.4       2,716.0
               Accumulated decommissioning for
                  nuclear plant                               262.5         254.8
               Accumulated dismantlement for
                  fossil plants                               131.2         130.7
                                                           --------      --------
                                                            3,143.5       3,206.3

        Construction work in progress                         424.4         378.3
        Nuclear fuel, net of amortization of
           $381.5 in 1999 and $377.2 in 1998                   41.6          45.9
                                                           --------      --------
                                                            3,609.5       3,630.5

Other property, net                                            10.9          11.5
                                                           --------      --------
                                                            3,620.4       3,642.0
                                                           --------      --------
CURRENT ASSETS:
        Accounts receivable, less reserve of $3.8
           in 1999 and 1998                                   192.3         206.0
        Inventories at average cost:
           Fuel                                                64.9          48.4
           Materials and supplies                              87.1          83.3
        Deferred income taxes                                  55.3          56.0
        Prepayments and other                                  54.4          69.5
                                                           --------      --------
                                                              454.0         463.2
                                                           --------      --------
OTHER ASSETS:
        Costs deferred pursuant to regulation:
           Deferred purchased power contract
               termination costs                              318.8         321.0
            Other                                             106.7         113.6
        Investments in nuclear decommissioning
            fund                                              336.3         332.1
        Other                                                  53.5          56.2
                                                           --------      --------
                                                              815.3         822.9
                                                           --------      --------
                                                           $4,889.7      $4,928.1
                                                           ========      ========


The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
BALANCE SHEETS
(In millions)


                                                           March 31,    December 31,
                                                             1999           1998
                                                         -----------    ------------
                                                         (Unaudited)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
        Common stock                                       $1,004.4      $1,004.4
        Retained earnings                                     828.2         815.7
                                                           --------      --------
                                                            1,832.6       1,820.1
CUMULATIVE PREFERRED STOCK:
        Without sinking funds                                  33.5          33.5

LONG-TERM DEBT                                              1,555.2       1,555.1
                                                           --------      --------
TOTAL CAPITAL                                               3,421.3       3,408.7
                                                           --------      --------
CURRENT LIABILITIES:
        Accounts payable                                      124.4         173.0
        Accounts payable to associated companies               24.5          27.2
        Customers' deposits                                   105.5         104.1
        Accrued other taxes                                    26.7           6.3
        Accrued interest                                       47.6          55.8
        Overrecovered utility fuel cost                        35.5          22.2
        Other                                                  58.5          51.8
                                                           --------      --------
                                                              422.7         440.4
        Notes payable                                          17.7          47.3
        Current portion of long-term debt                      91.6          91.6
                                                           --------      --------
                                                              532.0         579.3
                                                           --------      --------
DEFERRED CREDITS AND OTHER LIABILITIES:
        Deferred income taxes                                 561.8         563.2
        Unamortized investment tax credits                     75.3          77.2
        Other postemployment benefit costs                    115.1         112.9
        Other                                                 184.2         186.8
                                                           --------      --------
                                                              936.4         940.1
                                                           --------      --------
                                                           $4,889.7      $4,928.1
                                                           ========      ========


The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
STATEMENTS OF CASH FLOWS
(In millions)

                                                               Three Months Ended
                                                                    March 31,
                                                               1999          1998
                                                               ----          ----
                                                                  (Unaudited)

OPERATING ACTIVITIES:
        Net income after dividends on preferred stock         $ 62.4       $  45.8
        Adjustments for noncash items:
           Depreciation and amortization                        86.6          91.6
           Deferred income taxes and
              investment tax credits, net                       (8.3)         (8.3)
        Changes in working capital:
              Accounts receivable                               13.6          22.4
              Inventories                                      (20.3)         (2.3)
              Overrecovered/(Underrecovered) utility
                 fuel cost                                      13.3          (8.3)
              Accounts payable                                 (48.6)        (52.5)
              Accounts payable to associated companies          (2.7)         (3.6)
              Income taxes payable                              39.8          29.2
              Accrued other taxes                               20.4          21.4
              Other                                            (24.7)         (5.2)
        Other operating activities                              12.2           (.2)
                                                              ------       -------
                                                               143.7         130.0
                                                              ------       -------
INVESTING ACTIVITIES:
        Construction expenditures                              (57.6)        (65.5)
        Allowance for borrowed funds used during
           construction                                         (2.8)         (1.7)
        Other investing activities                              (3.8)         (4.6)
                                                              ------       -------
                                                               (64.2)        (71.8)
                                                              ------       -------
FINANCING ACTIVITIES:
        Issuance of long-term debt                                --         144.1
        Repayment of long-term debt                               --        (157.8)
        Dividends paid on common stock                         (49.9)        (49.0)
        Increase (decrease) in short-term debt                 (29.6)         10.1
                                                              ------       -------
                                                               (79.5)        (52.6)
                                                              ------       -------
NET INCREASE IN CASH AND EQUIVALENTS                              --           5.6
        Beginning cash and equivalents                            --            --
                                                              ------       -------
ENDING CASH AND EQUIVALENTS                                   $   --       $   5.6
                                                              ======       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for:
           Interest (net of amount capitalized)               $ 35.9       $  36.3
           Income taxes (net of refunds)                      $  5.9       $   3.6



The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
NOTES TO FINANCIAL STATEMENTS


1) Florida Progress' principal business segment is Florida Power, an electric utility engaged in the generation, purchase, transmission, distribution and sale of electricity. The other reportable business segments are Electric Fuels' Energy and Related Services, Rail Services and Inland Marine Transportation units. Energy and Related Services includes coal operations, river terminal services and off-shore marine transportation. Rail Services' operations include railcar repair, rail parts reconditioning and sales, railcar leasing and sales, providing rail and track material, and metal recycling. Inland Marine provides transportation of coal, agricultural and other dry-bulk commodities as well as fleet management services. The "Other" category in the following table includes the parent holding company, Florida Progress Corporation, which allocates a portion of its operating expenses to business segments. This category also includes segments below the quantitative threshold required for separate disclosure. Florida Progress' significant operations are geographically located in the United States. Financial data for business segments for the periods covered in this Form 10-Q are presented in the table below:


                                                   Energy and        Rail     Inland Marine
           (In millions)              Utility   Related Services   Services   Transportation   Other    Elimination   Consolidated
----------------------------------    -------   ----------------   --------   --------------   -----    -----------   ------------

Three months ended March 31, 1999:
   Revenues                           $  570.7       $ 42.8         $174.0        $ 30.2      $  1.5      $  1.2        $  820.4
   Intersegment revenues                    --         65.8             .4           4.0        (4.6)      (65.6)             --
   Segment net income (loss)              62.4          8.1             .5            .7        (4.1)         --            67.6
   Total assets                        4,889.7        332.3          712.9         109.2       175.3       (43.9)        6,175.5
Three months ended March 31, 1998:
   Revenues                           $  565.2       $ 46.3         $147.2        $ 28.0      $  (.3)     $  1.1        $  787.5
   Intersegment revenues                    --         70.1             .1           3.1        (3.4)      (69.9)             --
   Segment net income (loss)              45.8          5.1            2.1           1.7        (4.2)         --            50.5
   Total assets                        4,922.8        291.1          419.7         159.3        57.5       (14.0)        5,836.4


2)  CONTINGENCIES

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

    Florida Power self-insures its transmission and distribution lines against loss due to storm damage and other natural disasters. Pursuant to a regulatory order, Florida Power is accruing $6 million annually to a storm damage reserve and may defer any losses in excess of the reserve. The reserve balances at March 31, 1999 and December 31, 1998 were $25.6 million and $24.1 million, respectively.

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

    CONTAMINATED SITE CLEANUP - Florida Progress is subject to regulation with respect to the environmental impact of its operations. Florida Progress' disposal of hazardous waste through third-party vendors can result in costs to clean up facilities found to be contaminated. Federal and state statutes authorize governmental agencies to compel responsible parties to pay for cleanup of these hazardous waste sites.

    Florida Power and certain former subsidiaries of Florida Progress, whose properties were sold in prior years, have been identified by the U.S. Environmental Protection Agency ("EPA") as Potentially Responsible Parties ("PRPs") at certain sites. Liability for the cleanup costs at these sites is joint and several.

    One of the sites that Florida Power previously owned and operated is located at Sanford, Florida. There are five parties, including Florida Power, that have been identified as PRPs at the Sanford site. An agreement has been reached among the PRPs of the Sanford site to spend up to $1.5 million to perform a Risk Investigation and Feasibility Study ("RI/FS"). Florida Power is liable for 39.7% of those costs. On September 25, 1998, the EPA formally approved the PRP RI/FS Work Plan. The RI/FS field work was completed in January 1999. The EPA is expected to review the final Treatability Study report and provide further guidance to the PRPs by August 1999.

    The discussions and resolution of liability for cleanup costs could cause Florida Power to increase the estimate of its liability for those costs. Although estimates of any additional costs are not currently available, the outcome is not expected to have a material effect on Florida Progress' financial position, results of operations or liquidity.

    In December 1998, Florida Power allowed the EPA to conduct an expanded site inspection at a former plant site designated "Inglis". Soil and groundwater samples were obtained from the Florida Power property, as well as sediment samples from the adjacent Withalacoochee River. A final report is expected from the EPA in 1999 regarding the site hazard ranking and possible listing on the National Priorities list.

    In addition to these designated sites, there are other sites where Florida Progress or its present or former subsidiaries may be responsible for additional environmental cleanup. Florida Progress' best estimates indicate that its share of liability for cleaning up all designated sites ranges from $2.5 million to $7.5 million. It has accrued $4.4 million against these potential costs.

    AGE DISCRIMINATION SUIT - Florida Power and Florida Progress have been named defendants in an age discrimination lawsuit. The number of plaintiffs remains at 116, but four of those plaintiffs have had their federal claims dismissed and five others have had their state age claims dismissed. While no dollar amount was requested, each plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys' fees. In October 1996, the court approved an agreement between the parties to provisionally certify this case as a class action suit under the Age Discrimination in Employment Act. Florida Power has filed a motion to decertify the class, but a hearing date has not yet been set. In December 1998, plaintiffs alleged damages of $100 million. Company management, while not believing plaintiffs' claim to have merit, offered $5 million in an attempted settlement of all claims. Plaintiffs rejected that offer. Subsequently, Florida Power and the plaintiffs engaged in informal settlement discussions, which were terminated on December 22, 1998. However, plaintiffs have filed a motion to enforce a purported $11 million oral settlement agreement. Florida Power denies that such an agreement exists and has filed responsive pleadings to that effect. As a result, management has identified a probable range of $5 million to $100 million with no amount within that range a better estimate of probable loss than any other amount; accordingly, Florida Power has accrued $5 million. There can be no assurance that this litigation will be settled, or if settled, that the settlement will not exceed $5 million. Additionally, the ultimate outcome, if litigated, cannot presently be determined.

    ADVANCED SEPARATION TECHNOLOGIES, INC. ("AST") - In 1996, Florida Progress sold its 80% interest in AST to Calgon Carbon Corporation ("Calgon") for net proceeds of $56 million in cash. Calgon filed a lawsuit in January 1998, and amended it in April 1998, alleging misstatement of AST's 1996 revenues, assets and liabilities, seeking damages and granting Calgon the right to rescind the sale. The lawsuit also accused Florida Progress of failing to disclose flaws in AST's manufacturing process and a lack of quality control. No projection of an outcome or estimate of a potential liability, if any, can be determined at the date of issuance of these financial statements. Florida Progress believes the lawsuit is without merit and intends to vigorously defend itself. Accordingly, Florida Progress has not made provision for any loss for this matter.

    QUALIFYING FACILITIES CONTRACTS - Florida Power's purchased power contracts with qualifying facilities employ separate pricing methodologies for capacity payments and energy payments. Florida Power has interpreted the pricing provision in these contracts to allow it to pay an as-available energy price rather than a higher firm energy price when the avoided unit upon which the applicable contract is based would not have been operated.

    The owners of four qualifying facilities filed suit against Florida Power in state court over the contract payment terms, and one also filed in federal court. Two of the suits have been settled, and the federal case was dismissed, although the plaintiff has appealed. Of the two remaining suits, the trial regarding NCP Lake Power ("Lake") concluded in December 1998. In April 1999, the judge entered a non-final trial order. The judge granted Lake's breach of contract claim and ruled that Lake is entitled to receive "firm" energy payments during on-peak hours, but for all other hours, Lake is entitled to the "as-available" rate. A final order will be entered after the amount of damages due Lake is determined. The other remaining suit has not yet been set for trial.

    Management does not expect that the results of these legal actions will have a material impact on Florida Power's financial position, operations or liquidity. Florida Power anticipates that all fuel and capacity expenses will be recovered from its customers.

    MID-CONTINENT LIFE INSURANCE COMPANY ("MID-CONTINENT") - As discussed below, a series of events in 1997 significantly jeopardized the ability of Mid-Continent to implement a plan to eliminate a projected reserve deficiency, resulting in the impairment of Florida Progress' investment in Mid-Continent. Therefore, Florida Progress recorded a provision for loss on investment of $86.9 million in 1997. In addition, tax benefits of approximately $11 million related to the excess of the tax basis over the book value in the investment in Mid-Continent as of December 31, 1997, were not recorded because of uncertainties associated with the timing of a tax deduction. Florida Progress also recorded an accrual at December 31, 1997, for legal fees associated with defending its position in current Mid-Continent legal proceedings.

    In the spring of 1997, the Oklahoma State Insurance Commissioner ("Commissioner") received court approval to seize control of the operations of Mid-Continent. The commissioner had alleged that Mid-Continent's reserves were understated by more than $125 million, thus causing Mid-Continent to be statutorily impaired. The Commissioner further alleged that Mid-Continent had violated Oklahoma law relating to deceptive trade practices in connection with the sale of its "Extra Life" insurance policies and was not entitled to raise premiums, a key element to Mid-Continent's plan to address the projected reserve deficiency. While sustaining the receivership, the court also ruled that premiums could be raised. Although both sides appealed the decision to the Oklahoma Supreme Court, those appeals were withdrawn in early 1999.

    In December 1997, the Commissioner filed a lawsuit against Florida Progress, certain of its directors and officers, and certain former Mid-Continent officers, making a number of allegations and seeking access to Florida Progress' assets to satisfy policyholder and creditor claims. In April 1998, the court granted motions to dismiss the individual defendants, leaving Florida Progress as the sole remaining defendant in the lawsuit.

    A new Commissioner was elected in November 1998 and has stated his intention to work with Florida Progress and others to develop a plan to rehabilitate Mid-Continent rather than pursue litigation against Florida Progress. Based on data through December 31, 1998, Florida Progress' estimate of the additional assets necessary to fund the reserve, after applying Mid-Continent's statutory surplus, is in the range of $100 million, rather than in the $350 million range put forth by the actuary hired by the former Commissioner. Florida Progress believes that any estimate of the projected reserve deficiency would affect only the assets of Mid-Continent, because Florida Progress has legal defenses to any claims asserted against it. Florida Progress is working with the new Commissioner to develop a viable plan to rehabilitate Mid-Continent, which would include the sale of that company. An order agreed upon by both sides outlining a plan of rehabilitation was filed on March 18, 1999. The evaluation of bids should be completed by the end of June 1999.

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

    Although Florida Progress hopes to reach a negotiated resolution of these matters, it would continue to vigorously defend itself against the two lawsuits, should negotiations fail. Florida Progress believes the lawsuits are without merit. Because neither the outcome of the litigation nor the ultimate effects of any rehabilitation plan, including the possible sale of Mid-Continent, can be estimated, Florida Progress has not made provision for any additional losses that might result.

3) In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Florida Progress and Florida Power for the interim periods presented. Results for the first quarter are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the combined Form 10-K of Florida Progress and Florida Power for the year ended December 31, 1998 (the "1998 Form 10-K").


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Florida Progress' consolidated earnings for the three month period ended March 31, 1999, were $67.6 million compared to $50.5 million for the same period in 1998. Florida Progress' earnings per share for the quarter ended March 31, 1999, were $.69 compared to $.52 for the same period in 1998.


FLORIDA POWER CORPORATION

Florida Power, the largest subsidiary of Florida Progress, reported earnings of $.64 per share for the first quarter of 1999, compared with $.47 per share for the first quarter of 1998.

A reconciliation of Florida Power's 1999 first quarter earnings is as follows:

         1998 FIRST QUARTER EPS                                         $ 0.47
                Customer & non-weather usage growth                       0.13
                Estimated weather impact on sales                        (0.06)
                Operations & maintenance                                  0.04
                1998 nuclear outage replacement fuel                      0.03
                Gain on sale of property                                  0.03
                                                                        ------

         1999 FIRST QUARTER EPS                                          $0.64
                                                                         =====

UTILITY REVENUES AND SALES

Florida Power's operating revenues were $5.5 million, or 1.0 percent, higher for the three month period ended March 31, 1999, compared to the same period in 1998 due to increased wholesale sales and higher usage from commercial customers. Most of the increase in the wholesale sales was due to higher sales in the short-term energy market and higher sales to Florida Power's largest wholesale customer, Seminole Electric Cooperative, Inc. ("SECI"). Short-term energy sales have a minimal impact on earnings because the net benefit of the sales is credited to retail customers through the fuel cost recovery clause. In January 1999, Florida Power began supplying additional power to SECI, under a three-year contract.

OTHER UTILITY EXPENSES

Operations and maintenance expenses for the three months ended March 31, 1999, decreased $5.3 million or 5.2 percent, compared with the same quarter last year. Lower operations and maintenance costs resulted primarily from the timing of certain generation plant maintenance costs.

DIVERSIFIED OPERATIONS

Revenues and Cost of sales for Florida Progress' diversified operations were $27.4 million and $31.3 million higher for the three months ended March 31, 1999 compared to the same period last year. The increase was due primarily to 1998 acquisitions at Electric Fuels' Rail Services Group.

ELECTRIC FUELS CORPORATION

Electric Fuels earned $.09 per share in the first quarter of 1999, compared with $.08 per share during the same period in 1998. The increase was due primarily to improved operating results for the Energy and Related Services group, which offset lower earnings at the Inland Marine Transportation and Rail Services business units.

Earnings at the Energy and Related Services group for the three months ended March 31, 1999 increased $3.0 million over the same period in 1998. The improvement in Energy and Related Services was due largely to alternative fuel tax credits, which are generated from the production and sale of a synthetic fuel.

Earnings from the Inland Marine Transportation group decreased $1.0 million for the first quarter of 1999 compared to the same period in 1998. For 1999, prolonged icing conditions in January and high water conditions in February disrupted barge operations and limited tow capacity.

Results in the Rail Services group decreased $1.6 million when compared to the prior year due to several factors. Higher revenues from its recycling operations were more than offset by lower margins which resulted from depressed scrap steel prices during the first quarter of 1999 compared to 1998. Also contributing to the lower results for the group was a temporary decrease in track work orders, which can fluctuate as railroads reschedule the timing of track repair work. Partially offsetting the lower results was a strong demand for rail car parts throughout the quarter.

A new track work facility was opened in Texas in the first quarter of 1999. The plant was built to meet the needs of the major railroads in that region. Certain costs associated with the start-up of the new facility were expensed during the quarter.

Management believes that the outlook for 1999 remains positive for the diversified operations despite the temporary conditions discussed above. During March, track work orders returned to expected levels and river conditions returned to normal.


YEAR 2000

Florida Progress has taken a comprehensive five-step approach in addressing the Y2K issue. The five steps include awareness, inventory assessment and prioritization, remediation and verification and contingency planning. (See 1998 Form 10-K, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000".)

The following chart represents an estimate of the current status of the Florida Progress Year 2000 ("Y2K") progress and planned completion dates for each phase as of March 31, 1999.



                                        Florida Power                                Electric Fuels
                                 Percent             Planned                 Percent               Planned
                                Complete           Completion               Complete             Completion
                             March 31, 1999           Date               March 31, 1999             Date
                             --------------        ----------            --------------          -----------

AWARENESS -                         *                   *                       *                     *
INVENTORY -                       100%            January 1999                100%                March 1999
ASSESSMENT AND
   PRIORITIZATION -                99%              May 1999                   67%                June 1999
REMEDIATION AND
   VERIFICATION -                  79%              June 1999                  60%              September 1999
CONTINGENCY
   PLANNING -                      40%           September 1999                20%              December 1999

*  To continue through duration of project.

June 30, 1999 is the date that the North American Electric Reliability Council ("NERC") has designated for electric utilities to complete remediation and verification for mission critical systems. Florida Power expects to meet NERC requirements targeted for this date.

There have been several milestones in 1999. On April 9, 1999, NERC and the Florida Reliability Coordinating Council ("FRCC") sponsored a successful drill of backup communication capabilities within and between utilities. Customer call centers have been tested for the ability to receive calls, provide customer data and dispatch service work. These tests were successful. End to end testing of the data communication network was completed.

Consultants have assisted Florida Progress in preparing fossil and nuclear generation facilities for Y2K readiness, in addition to assisting with contingency planning. Florida Progress continues to work with the Florida Public Service Commission ("FPSC"), FRCC, neighboring utilities, third party vendors and customers to ensure a smooth transition into the year 2000. Nevertheless, achieving Y2K readiness is subject to various risks and uncertainties, as explained in greater detail in the 1998 Form 10-K, under
Item 7, "Year 2000."

Florida Progress currently estimates that the total cost of addressing Y2K issues is between $15 million and $25 million. No Florida Progress systems have been replaced on an accelerated basis due to the Y2K issue. As of March 31, 1999, Florida Progress has incurred a total of approximately $8 million of internal and external costs related to Y2K. The company does not track internal and external costs separately. All costs have been expensed as incurred.


POWER GENERATION

HINES UNIT I CONSTRUCTION

On April 23, 1999, Florida Power placed into service a 500MW combined cycle generation plant, located in Polk County, Florida. The plant will be included in Florida Power's rate base, upon which Florida Power will be able to earn its regulated return on equity. (See 1998 Form 10-K, Item 2, "Properties - Planned Generation and Energy Sales".)


LIQUIDITY AND CAPITAL RESOURCES

Florida Progress' capital expenditures are expected to be approximately $495 million for 1999, excluding allowance for funds used during construction, of which $340 million is designated for Florida Power and $155 million for diversified operations. Florida Power's construction program is expected to be funded from internally generated funds. Diversified capital expenditures will be funded by internally generated funds, debt, and equity contributions. During the first three months of 1999, $57.6 million was spent on the Florida Power construction program and $43.1 million was spent in diversified operations. The capital expenditures were financed primarily with funds from operations and short-term debt.

Florida Power's ratio of earnings to fixed charges was 4.17 for the twelve months ended March 31, 1999. (See Exhibit 12 filed herewith).

In 1998, Progress Capital Holdings Inc., a subsidiary of Florida Progress that provides financing for Florida Progress' diversified operations, established uncommitted bank bid facilities allowing it to borrow and re-borrow, and have outstanding at any time, up to $300 million. At March 31, 1999, $225 million was outstanding under these bid facilities. The funds were used for general corporate purposes.

In April 1999, FPC Capital I, an affiliated business trust, completed the sale of $300 million Cumulative Quarterly Income Preferred Securities, which were initially offered to the public at $25 per share. The securities are fully and unconditionally guaranteed by Florida Progress. Quarterly distributions will be payable at an annual rate of 7.10%. Florida Progress used net proceeds to repay a portion of the outstanding short-term bank loans and commercial paper and for other general corporate purposes.

In November 1998, the Progress Plus Stock Plan and Employee Savings Plan (the Plans) began issuing new shares of common stock instead of purchasing shares in the open market. Florida Progress received approximately $18.1 million of new equity through this program in the first quarter of 1999.

Florida Progress and Florida Power believe their available sources of liquidity will be sufficient to fund their long-term and short-term capital requirements.


"SAFE HARBOR" STATEMENT UNDER
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward looking statements, including projections regarding the liability for cleaning up certain environmental sites; the results of certain legal proceedings relating to Mid-Continent; and the costs associated with modifying computers for the year 2000.

These statements, and any other statements contained in this report that are not historical facts, are forward-looking statements that are based on a series of projections and estimates regarding the economy, the electric utility business and Florida Progress' other businesses in general, and on factors which impact Florida Progress directly. The projections and estimates relate to the pricing of services, the actions of regulatory bodies, and the effects of competition. The words "estimates", "believes," "expects," "anticipates," "plans" and "intends", and variations of such words, and similar expressions, are intended to identify forward-looking statements that involve risks and uncertainties.

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

A hypothetical 49 basis point increase in interest rates (10% of Florida Progress' weighted average interest rate) affecting Florida Progress' variable rate debt ($814.3 million at March 31, 1999) would have an immaterial effect on Florida Progress' pre-tax earnings over the next fiscal year. A hypothetical 10% decrease in interest rates would also have an immaterial effect on the estimated fair value of Florida Progress' long-term debt at March 31, 1999.

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

ITEM 1.  LEGAL PROCEEDINGS

1. METROPOLITAN DADE COUNTY ("DADE") AND MONTENAY POWER CORP. ("MONTENAY") V. FLORIDA POWER CORPORATION, CIRCUIT COURT OF THE ELEVENTH CIRCUIT FOR DADE COUNTY, FLORIDA, CASE NO 96-09598-CA-30.

    METROPOLITAN DADE COUNTY AND MONTENAY POWER CORP. V. FLORIDA PROGRESS CORPORATION, FLORIDA POWER CORPORATION AND ELECTRIC FUELS CORPORATION, U.S. DISTRICT COURT, SOUTHERN DISTRICT, MIAMI DIVISION, FLORIDA, CASE NO 96-594-DIV-LENARD.

    IN RE: PETITION FOR DECLARATORY STATEMENT THAT ENERGY PAYMENTS ARE LIMITED TO ANALYSIS OF AVOIDED UNIT'S CONTRACTUALLY SPECIFIED CHARACTERISTICS, FLORIDA PUBLIC SERVICE COMMISSION, DOCKET NO. 980283-EQ.

    See prior discussion of this matter in the 1998 Form 10-K, Item 3, paragraph 1 and Note 2 to the Financial Statements contained herein. In the Federal Court appeal, the Eleventh Circuit rules require that all appeals go to mediation. Court-ordered mediation was held on March 17, 1999. Although no resolution was reached, the parties are continuing their discussions.

2. NCP LAKE POWER, INC. V. FLORIDA POWER CORPORATION, FLORIDA CIRCUIT COURT, FIFTH JUDICIAL CIRCUIT FOR LAKE COUNTY, CASE NO. 94-2354-CA-01

    IN RE: PETITION FOR DECLARATORY STATEMENT REGARDING THE NEGOTIATED CONTRACT FOR PURCHASE OF FIRM CAPACITY AND ENERGY BETWEEN FLORIDA POWER CORPORATION AND LAKE COGEN, LTD., FLORIDA PUBLIC SERVICE COMMISSION, DOCKET NO. 980509-EQ.

    See prior discussion of this matter in the 1998 Form 10-K, Item 3, paragraph 2 and Note 2 to the Financial Statements contained herein. On April 6, 1999, in the Circuit Court case, the judge entered a non-final trial order. The judge granted Lake's breach of contract claim and ruled that Lake is entitled to receive "firm" energy payments during the on-peak hours, but for all other hours Lake is entitled to the "as-available" rate. The judge denied Lake's breach of contract claim relating to the coal pricing dispute, denied Lake's claim for injunctive relief and denied the Florida Power counterclaim. A hearing on damages has not yet been set.

3. STATE OF OKLAHOMA, EX REL. JOHN P. CRAWFORD, INSURANCE COMMISSIONER V. MID-CONTINENT LIFE INSURANCE COMPANY, DISTRICT COURT OF OKLAHOMA COUNTY, STATE OF OKLAHOMA, CASE NO. CJ-97-2518-62

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

    See prior discussion in this matter in the 1998 Form 10-K, Item 3, paragraph 6 and Note 2 to the Financial Statements contained herein. An agreed order outlining a plan of rehabilitation was filed on March 18, 1999. The evaluation of bids should be completed by the end of June 1999. The Defendants' motion to transfer the Farrimond case to the receivership court was denied on March 18, 1999, and Defendants filed their motions to dismiss on March 29, 1999. The hearings on Defendants' motions are set for May 1999.

4. PEAK OIL COMPANY, MISSOURI ELECTRIC WORKS, 62ND STREET, AKO BAYSIDE BLUFF ELECTRIC AND HOLLOWAY SUPERFUND SITES.

    See prior discussion of this matter in the 1998 Form 10-K, Item 3, paragraph 7. The EPA has advised Florida Power that it no longer considers Florida Power to be a "potentially responsible party" or to have liability under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") in connection with the Holloway site.

5. IN RE: JOINT PETITION FOR DETERMINATION OF NEED FOR AN ELECTRICAL POWER PLANT IN VOLUSIA COUNTY BY THE UTILITIES COMMISSION, CITY OF NEW SMYRNA BEACH, AND DUKE ENERGY NEW SMYRNA BEACH POWER COMPANY LTD., L.L.P. PUBLIC SERVICE COMMISSION, DOCKET NO. 981042-EM.

    See prior discussion of this matter in the 1998 Form 10-K, Item 3, paragraph 11. On April 21, 1999, Florida Power filed an appeal of the FPSC's decision with the Florida Supreme Court.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Annual meeting of Shareholders of Florida Progress was held on April 16, 1999. There were 97,390,973 shares of common stock entitled to vote. The following matters were voted upon at the meeting:

Election of Directors

         Class III - Terms expiring in 2002

                                        VOTES                      VOTES
                                         FOR                      WITHHELD

         Clarence V. McKee, Esq       78,537,563                 1,064,523
         Richard A. Nunis             78,599,786                 1,002,300
         Jean Giles Wittner           78,596,398                 1,005,688

         Class II - Terms expiring in 2001

         Richard Korpan               78,578,611                 1,023,475

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS:


                                                                      FLORIDA         FLORIDA
              NUMBER                        EXHIBIT                   PROGRESS         POWER
              ------                        -------                   --------        -------

                10              Agreement between Florida                 X
                                Progress and Edward W. Moneypenny
                                dated as of March 15, 1999,
                                regarding change in control

                12              Statement Regarding Computation                          X
                                of Ratio of Earnings to Fixed
                                Charges for Florida Power

              27.(a)            Florida Progress Financial Data           X
                                Schedule.

              27.(b)            Florida Power Financial Data                             X
                                Schedule.

              X  =              Exhibit is filed for that respective company

         (b)  REPORTS ON FORM 8-K:

              During the first quarter 1999, Florida Progress and Florida Power filed the following reports on Form 8-K:

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

         In addition, Florida Progress and Florida Power filed the following report on Form 8-K subsequent to the first quarter 1999:

              Form 8-K dated April 16, 1999, reporting under Item 5 "Other Events" Florida Progress' and Florida Power's first quarter 1999 earnings.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FLORIDA PROGRESS CORPORATION






Date: May 13, 1999                        /s/ John Scardino, Jr.
                                          -------------------------------------
                                              John Scardino, Jr.
                                              Vice President and Controller






Date: May 13, 1999                        /s/ Edward W. Moneypenny
                                          -------------------------------------
                                              Edward W. Moneypenny
                                              Senior Vice President and
                                              Chief Financial Officer

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          FLORIDA POWER CORPORATION






Date:  May 13, 1999                       /s/ John Scardino, Jr.
                                          -------------------------------------
                                              John Scardino, Jr.
                                              Vice President and Controller






Date:  May 13, 1999                       /s/ Jeffrey R. Heinicka
                                          -------------------------------------
                                              Jeffrey R. Heinicka
                                              Senior Vice President and
                                              Chief Financial Officer

                                 EXHIBIT INDEX


                                                                      FLORIDA         FLORIDA
              NUMBER                        EXHIBIT                   PROGRESS         POWER
              ------                        -------                   --------        -------

                10              Agreement dated March 15, 1999 with       X
                                Edward W. Moneypenny regarding
                                change of control

                12              Statement Regarding computation of Ratio                 X
                                of Earnings to Fixed Charges for Florida
                                Power.

              27.(a)            Florida Progress Financial Data Schedule  X

              27.(b)            Florida Power Financial Data Schedule                    X

               X =              Exhibit is filed for that respective company.