Form 10-Q
period 1999-09-30
FLORIDA PROGRESS CORP; FLORIDA POWER CORP /
filed 1999-11-10
CIK 357261, 37637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Exact name of Registrant as specified in its
	charter, state of incorporation, address of	I.R.S. Employer
Commission File No.	principal executive offices, telephone	Identification Number

1-8349	FLORIDA PROGRESS CORPORATION	59-2147112
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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

		Shares Outstanding
Registrant	Description of Class	at September 30, 1999

Florida Progress Corporation	Common Stock, without par value	98,453,025
Florida Power Corporation	Common Stock, without par value	100 (all of which were held by
		Florida Progress Corporation)

      This combined Form 10-Q represents separate filings by Florida Progress Corporation and Florida Power Corporation. Florida Power makes no representations as to the information relating to Florida Progress’ diversified operations.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION

Consolidated Statements of Income
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

	(Unaudited)		(Unaudited)

REVENUES:

Electric utility	$794.9	$795.6	$2,037.3	$2,024.6

Diversified	312.4	235.9	866.7	697.5

	1,107.3	1,031.5	2,904.0	2,722.1

EXPENSES:

Electric utility:

Fuel	191.5	188.9	448.7	434.0
Purchased power	106.7	122.3	305.4	332.1

Energy conservation cost	25.4	24.5	61.9	60.1

Operation and maintenance	108.0	108.3	325.9	326.9

Extended nuclear outage — replacement power costs	—	—	—	5.1

Depreciation and amortization	86.8	89.5	260.8	260.9

Taxes other than income taxes	56.9	57.5	159.9	158.4

	575.3	591.0	1,562.6	1,577.5

Diversified:

Cost of sales	273.6	201.0	768.4	587.6

Other	30.3	11.4	60.7	43.0

	303.9	212.4	829.1	630.6

INCOME FROM OPERATIONS	228.1	228.1	512.3	514.0

INTEREST EXPENSE AND OTHER:

Interest expense	42.3	46.2	131.2	141.2

Allowance for funds used during construction	(.4)	(4.4)	(6.7)	(12.4)

Distributions on subsidiary-obligated mandatorily redeemable preferred securities	5.3	—	9.9	—

Other expense / (income), net	(7.5)	1.9	(10.8)	3.0

	39.7	43.7	123.6	131.8

INCOME FROM OPERATIONS BEFORE INCOME TAXES	188.4	184.4	388.7	382.2

Income Taxes	51.1	67.1	107.2	136.6

NET INCOME	$137.3	$117.3	$281.5	$245.6

AVERAGE SHARES OF COMMON STOCK OUTSTANDING	98.3	97.0	97.9	97.0

EARNINGS PER AVERAGE COMMON SHARE

(Basic and Diluted)	$1.40	$1.21	$2.87	$2.53

DIVIDENDS PER COMMON SHARE	$.545	$.535	$1.635	$1.605

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION

Consolidated Balance Sheets
(In millions)

	September 30,	December 31,
	1999	1998

	(Unaudited)

ASSETS

PROPERTY, PLANT AND EQUIPMENT:

Electric utility plant in service and held for future use	$6,687.5	$6,307.8

Less – Accumulated depreciation	2,877.3	2,716.0

Accumulated decommissioning for nuclear plant	278.4	254.8

Accumulated dismantlement for fossil plants	132.4	130.7

	3,399.4	3,206.3

Construction work in progress	162.5	378.3

Nuclear fuel, net of amortization of $392.5 in 1999 and $377.2 in 1998	70.4	45.9

Net electric utility plant	3,632.3	3,630.5

Other property, at cost, net of depreciation of $265.5 in 1999 and $234.6 in 1998	617.9	560.1

	4,250.2	4,190.6

CURRENT ASSETS:

Cash and equivalents	11.3	2.5

Accounts receivable, less reserves of $5.4 in 1999 and $5.0 in 1998	480.4	413.4

Inventories, primarily at average cost:

Fuel	104.1	69.8

Utility materials and supplies	92.9	83.3

Diversified operations	172.9	137.0

Deferred income taxes	61.4	55.9

Prepayments and other	93.0	92.2

	1,016.0	854.1

DEFERRED CHARGES AND OTHER ASSETS:

Costs deferred pursuant to regulation:

Deferred purchased power contract termination costs	302.3	321.0

Other	96.6	113.6

Investments in nuclear plant decommissioning fund	354.1	332.1

Goodwill	147.3	139.8

Joint ventures and partnerships	59.6	71.5

Other	186.9	138.1

	1,146.8	1,116.1

	$6,413.0	$6,160.8

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION

Consolidated Balance Sheets
(In millions)

	September 30,	December 31,
	1999	1998

	(Unaudited)

CAPITAL AND LIABILITIES

COMMON STOCK EQUITY:

Common stock	$1,267.3	$1,221.1

Retained earnings	762.0	640.9

	2,029.3	1,862.0

PREFERRED SECURITIES:

Cumulative preferred stock of Florida Power	33.5	33.5

Subsidiary-obligated mandatorily redeemable preferred securities	300.0	—

LONG-TERM DEBT	2,177.5	2,250.4

TOTAL CAPITAL	4,540.3	4,145.9

CURRENT LIABILITIES:

Accounts payable	273.7	279.1

Customers’ deposits	105.8	104.1

Taxes payable	135.5	10.1

Accrued interest	57.4	70.4

Overrecovered utility fuel costs	37.7	22.2

Other	76.5	104.6

	686.6	590.5

Notes payable	—	236.2

Current portion of long-term debt	152.8	145.9

	839.4	972.6

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes	580.9	595.4

Unamortized investment tax credits	71.9	77.8

Other postretirement benefit costs	121.8	116.1

Other	258.7	253.0

	1,033.3	1,042.3

	$6,413.0	$6,160.8

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION

Consolidated Statements of Cash Flows
(In millions)

	Nine Months Ended
	September 30,

	1999	1998

	(Unaudited)

OPERATING ACTIVITIES:

Net income	$281.5	$245.6

Adjustments for noncash items:

Depreciation and amortization	326.9	318.0

Deferred income taxes and investment tax credits, net	(35.2)	76.8

Changes in working capital, net of effects from acquisition or sale of businesses:

Accounts receivable	(70.9)	(38.4)

Inventories	(82.6)	32.0

Overrecovered/Underrecovered utility fuel cost	15.5	15.0

Accounts payable	(27.8)	(59.6)

Taxes payable	148.7	97.6

Other	(44.9)	(26.0)

Other operating activities	8.6	5.9

	519.8	666.9

INVESTING ACTIVITIES:

Property additions (including allowance for borrowed funds used during construction)	(417.2)	(355.9)

Proceeds from sale of properties and businesses	27.2	16.5

Proceeds from sale and leaseback	47.0	110.0

Acquisition of businesses	(8.2)	(144.5)

Other investing activities	(39.3)	(93.4)

	(390.5)	(467.3)

FINANCING ACTIVITIES:

Issuance of long-term debt	50.0	189.1

Repayment of long-term debt	(68.6)	(172.5)

Decrease in commercial paper with long-term support	(46.5)	(8.4)

Issuance of subsidiary-obligated mandatorily redeemable preferred securities	300.0	—

Sale of common stock	43.2	—

Dividends paid on common stock	(160.4)	(155.9)

Decrease in short-term debt	(236.2)	(31.6)

Other financing activities	(2.0)	(2.3)

	(120.5)	(181.6)

NET INCREASE IN CASH AND EQUIVALENTS	8.8	18.0

Beginning cash and equivalents	2.5	3.1

ENDING CASH AND EQUIVALENTS	$11.3	$21.1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest (net of amount capitalized)	$137.9	$142.4

Income taxes (net of refunds)	$86.4	$21.9

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION

Statements of Common Equity and Comprehensive Income
For the periods ended September 30, 1999 and 1998
(Dollars in millions)

		Common	Retained
	Total	Stock	Earnings

Balance, December 31, 1997	$1,776.0	$1,209.0	$567.0

Net income	245.6	—	245.6

Common stock redeemed	(.6)	(.6)	—

Cash dividends on common stock	(155.9)	—	(155.9)

Balance, September 30, 1998	$1,865.1	$1,208.4	$656.7

Balance, December 31, 1998	$1,862.0	$1,221.1	$640.9

Net income	281.5	—	281.5

Common stock issued	46.2	46.2	—

Cash dividends on common stock	(160.4)	—	(160.4)

Balance, September 30, 1999	$2,029.3	$1,267.3	$762.0

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA POWER CORPORATION

FINANCIAL STATEMENTS

FLORIDA POWER CORPORATION

Statements Of Income
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

	(Unaudited)		(Unaudited)

OPERATING REVENUES:

Residential	$446.9	$445.0	$1,072.5	$1,089.2

Commercial	180.0	174.4	464.7	451.8

Industrial	54.8	55.5	155.8	158.5

Sales for resale	72.1	74.3	164.7	155.0

Other	41.1	46.4	179.6	170.1

	794.9	795.6	2,037.3	2,024.6

OPERATING EXPENSES:

Operation:

Fuel	191.5	188.9	448.7	434.0

Purchased power	106.7	122.3	305.4	332.1

Energy conservation cost	25.4	24.5	61.9	60.1

Operation and maintenance	108.0	108.3	325.9	326.9

Extended nuclear outage — replacement power costs	—	—	—	5.1

Depreciation and amortization	86.8	89.5	260.8	260.9

Taxes other than income taxes	56.9	57.5	159.9	158.4

	575.3	591.0	1,562.6	1,577.5

Income taxes:

Currently payable	87.2	(38.1)	182.7	55.8

Deferred, net	(14.4)	105.0	(35.1)	79.6

Investment tax credits, net	(2.0)	(2.0)	(5.9)	(5.9)

	70.8	64.9	141.7	129.5

	646.1	655.9	1,704.3	1,707.0

INCOME FROM OPERATIONS	148.8	139.7	333.0	317.6

OTHER INCOME AND DEDUCTIONS:

Allowance for equity funds used during construction	.2	2.4	3.0	6.9

Misc. other income/(expense), net	3.1	(1.8)	3.8	(2.4)

	3.3	.6	6.8	4.5
INTEREST CHARGES

Interest on long-term debt	26.5	28.1	80.1	87.8

Other interest expense	4.5	5.0	13.4	16.4

	31.0	33.1	93.5	104.2

Allowances for borrowed funds used during construction	(.02)	(1.9)	(3.7)	(5.5)

	30.8	31.2	89.8	98.7

NET INCOME	121.3	109.1	250.0	223.4

DIVIDENDS ON PREFERRED STOCK	.3	.3	1.1	1.1

NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK	$121.0	$108.8	$248.9	$222.3

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION

Balance Sheets
(In millions)

	September 30,	December 31,
	1999	1998

	(Unaudited)

ASSETS

PROPERTY, PLANT AND EQUIPMENT:

Electric utility plant in service and held for future use	$6,687.5	$6,307.8

Less -Accumulated depreciation	2,877.3	2,716.0

Accumulated decommissioning for nuclear plant	278.4	254.8

Accumulated dismantlement for fossil plants	132.4	130.7

	3,399.4	3,206.3

Construction work in progress	162.5	378.3

Nuclear fuel, net of amortization of $392.5 in 1999 and $377.2 in 1998	70.4	45.9

	3,632.3	3,630.5

Other property, net	10.4	11.5

	3,642.7	3,642.0

CURRENT ASSETS:

Cash and equivalents	4.5	—

Accounts receivable, less reserve of $4.0 in 1999 and $3.8 in 1998	291.2	206.0

Inventories at average cost:

Fuel	77.8	48.4

Materials and supplies	92.9	83.3

Deferred income taxes	61.4	56.0

Prepayments and other	77.9	69.5

	605.7	463.2

OTHER ASSETS:

Costs deferred pursuant to regulation:

Deferred purchased power contract termination costs	302.3	321.0

Other	96.6	113.6

Investments in nuclear plant decommissioning fund	354.1	332.1

Other	48.7	56.2

	801.7	822.9

	$5,050.1	$4,928.1

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA POWER CORPORATION

Balance Sheets
(In millions)

	September 30,	December 31,
	1999	1998

	(Unaudited)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:

Common stock	$1,004.4	$1,004.4

Retained earnings	914.3	815.7

	1,918.7	1,820.1

CUMULATIVE PREFERRED STOCK:

Without sinking funds	33.5	33.5

LONG-TERM DEBT	1,473.1	1,555.1

TOTAL CAPITAL	3,425.3	3,408.7

CURRENT LIABILITIES:

Accounts payable	167.1	154.2

Accounts payable to associated companies	27.5	27.2

Customers’ deposits	105.8	104.1

Income taxes payable	65.8	—

Accrued other taxes	70.4	6.3

Accrued interest	47.2	55.8

Overrecovered utility fuel costs	37.7	22.2

Other	43.0	70.6

	564.5	440.4

Notes payable	—	47.3

Current portion of long-term debt	151.7	91.6

	716.2	579.3

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes	542.8	563.2

Unamortized investment tax credits	71.3	77.2

Other postretirement benefit costs	118.2	112.9

Other	176.3	186.8

	908.6	940.1

	$5,050.1	$4,928.1

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION

Statements of Cash Flows
(In millions)

	Nine Months Ended
	September 30,

	1999	1998

	(Unaudited)

OPERATING ACTIVITIES:

Net income after dividends on preferred stock	$248.9	$222.3

Adjustments for noncash items:

Depreciation and amortization	280.4	288.6

Deferred income taxes and investment tax credits, net	(41.0)	73.0

Changes in working capital:

Accounts receivable	(85.3)	(41.8)

Inventories	(39.0)	14.9

Overrecovered/Underrecovered utility fuel costs	15.5	15.0

Accounts payable	(5.6)	(42.3)

Income taxes payable	81.8	35.1

Accrued other taxes	64.1	59.6

Other	(40.0)	(25.7)

Other operating activities	13.7	15.4

	493.5	614.1

INVESTING ACTIVITIES:

Construction expenditures	(252.6)	(191.6)

Allowance for borrowed funds used during construction	(3.7)	(5.5)

Other investing activities	(12.9)	(50.8)

	(269.2)	(247.9)

FINANCING ACTIVITIES:

Issuance of long-term debt	—	144.1

Repayment of long-term debt	(15.8)	(158.6)

Decrease in commercial paper with long-term support	(6.4)	(8.4)

Dividends paid on common stock	(150.3)	(147.0)

Decrease in short-term debt	(47.3)	(179.8)

	(219.8)	(349.7)

NET INCREASE IN CASH AND EQUIVALENTS	4.5	16.5

Beginning cash and equivalents	—	—

ENDING CASH AND EQUIVALENTS	$4.5	$16.5

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest (net of amount capitalized)	$95.8	$100.9

Income taxes (net of refunds)	$107.6	$21.1

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS

1)	Florida Progress’ principal business segment is the Utility segment. Florida Power, the largest subsidiary of Florida Progress, engages in the generation, purchase, transmission, distribution and sale of electricity. Florida Progress’ other reportable business segments are Electric Fuels’ Energy and Related Services, Rail Services and Inland Marine Transportation groups. Financial data for business segments for the periods covered in this Form 10-Q are presented in the table below:

		Energy and	Rail	Inland Marine
	Utility	Related Services	Services	Transportation	Other	Eliminations	Consolidated

	(In millions)

Three months ended September 30, 1999:

Revenues	$794.9	$47.5	$223.5	$38.2	$2.1	$1.1	$1,107.3

Intersegment revenues	—	69.1	.3	3.0	(.9)	(71.5)	—

Segment net income (loss)	121.0	17.2	5.6	3.3	(9.3)	(.5)	137.3

Nine months ended September 30, 1999:

Revenues	$2,037.3	$135.1	$622.0	$101.9	$4.2	$3.5	$2,904.0

Intersegment revenues	—	197.2	1.3	11.1	(7.4)	(202.2)	—

Segment net income (loss)	248.9	33.6	11.8	6.2	(18.5)	(.5)	281.5

Total assets at September 30, 1999	5,050.1	350.9	752.0	102.9	534.5	(377.4)	6,413.0

Three months ended September 30, 1998:

Revenues	$795.6	$42.2	$161.5	$31.8	$(.7)	$1.1	$1,031.5

Intersegment revenues	—	61.3	.2	3.8	(4.3)	(61.0)	—

Segment net income (loss)	108.8	4.3	3.9	3.3	(3.0)	—	117.3

Nine months ended September 30, 1998:

Revenues	$2,024.6	$128.1	$464.5	$90.3	$11.4	$3.2	$2,722.1

Intersegment revenues	—	196.0	.6	10.7	(12.1)	(195.2)	—

Segment net income (loss)	222.3	14.4	10.7	6.9	(8.7)	—	245.6
Total assets at

September 30, 1998	4,947.0	303.7	575.1	112.0	152.0	(64.6)	6,025.2

2)	In December 1998, Florida Power received approval from the Florida Public Service Commission (“FPSC”) to defer $10.1 million of nonfuel revenues towards the development of a plan that would allow customers to realize the benefits of the 1998 deferred revenues earlier than if the nonfuel revenues were used to accelerate the amortization of the Tiger Bay regulatory asset. The plan was required to be submitted to the FPSC by May 1, 1999. Florida Power was unable to identify any rate initiatives that might allow its ratepayers to receive these benefits sooner and, in June 1999, recognized $10.1 million of revenue and recorded $10.1 million, plus interest, of amortization against the Tiger Bay regulatory asset.

3)	In April 1999, FPC Capital I, a subsidiary business trust, completed the sale of $300 million Cumulative Quarterly Income Preferred Securities through a public offering, the proceeds of which were used to pay down short-term debt and for general corporate purposes. The securities are, in effect, fully and unconditionally guaranteed by Florida Progress. Quarterly distributions are payable at an annual rate of 7.10%.

4)	On August 22, 1999, Florida Progress entered into an Agreement and Plan of Exchange (“the agreement”), with Carolina Power and Light Company (“CP&L”) and CP&L Holdings, Inc. (“CP&L Holdings”), a wholly owned subsidiary of CP&L. CP&L is in the process of a restructuring whereby CP&L Holdings will become the holding company of CP&L. Under terms of the agreement, all of the outstanding shares of Florida Progress would be acquired by CP&L Holdings in a statutory share exchange. The transaction has been approved by the Boards of Directors of Florida Progress and CP&L. Completion of the transaction is expected to occur shortly after all of the conditions to the agreement,

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

including the receipt of certain regulatory approvals, are met or waived. The transaction is expected to be completed by September 2000.

5)  CONTINGENCIES

Off-Balance Sheet Risk — Several of Florida Progress’ subsidiaries are general partners in unconsolidated partnerships and joint ventures. Florida Progress or its subsidiaries have agreed to support certain loan agreements of the partnerships and joint ventures. These credit risks are not material to the consolidated financial statements of Florida Progress based upon the asset values supporting the partnership liabilities.

Insurance — Florida Progress and its subsidiaries utilize various risk management techniques to protect assets from risk of loss, including the purchase of insurance. Risk avoidance, risk transfer and self-insurance techniques are utilized depending on Florida Progress’ ability to assume risk, the relative cost and availability of methods for transferring risk to third parties, and the requirements of applicable regulatory bodies.

Florida Power self-insures its transmission and distribution lines against loss due to storm damage and other natural disasters. Pursuant to a regulatory order, Florida Power accrues $6 million annually to a storm damage reserve and may defer any losses in excess of the reserve. The reserve balances at September 30, 1999 and December 31, 1998 were $28.6 million and $24.1 million, respectively.

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

Florida Power is a member of the Nuclear Electric Insurance, Ltd. (“NEIL”), an industry mutual insurer, which provides business interruption and extra expense coverage in the event of a major accidental outage at a covered nuclear power plant. Florida Power is subject to a retroactive premium assessment by NEIL under this policy in the event that loss experience exceeds NEIL’s available surplus. Florida Power’s present maximum share of any such retroactive assessment is $2.7 million per policy year.

Florida Power also maintains nuclear property damage insurance and decontamination and decommissioning liability insurance. Effective October 1, 1999, the total limit purchased for this type of insurance was reduced from $2.1 billion to $1.6 billion. The reduction was based on a review of the potential property damage exposure, the legal minimum required to be carried, and the amount of insurance being purchased by other owners of single unit nuclear sites. The first $500 million layer of the insurance is purchased in the commercial insurance market with the remaining excess coverage purchased from NEIL. Florida Power is self-insured for any losses that are in excess of this coverage. Under the terms of the NEIL policy, Florida Power could be assessed up to a maximum of $5.3 million in any policy year if losses in excess of NEIL’s available surplus are incurred.

Florida Power has never been assessed under these nuclear indemnities or insurance policies.

Contaminated Site Cleanup — Florida Progress is subject to regulation with respect to the environmental impact of its operations. Florida Progress’ disposal of hazardous waste through third-party vendors can result in costs to clean up facilities found to be contaminated. Federal and state statutes authorize governmental agencies to compel responsible parties to pay for cleanup of these hazardous waste sites.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Florida Power and certain former subsidiaries of Florida Progress, whose properties were sold in prior years, have been identified by the U.S. Environmental Protection Agency (“EPA”) as Potentially Responsible Parties (“PRPs”) at certain sites. Liability for the cleanup costs at these sites is joint and several.

One of the sites that Florida Power previously owned and operated is located in Sanford, Florida. There are five parties, including Florida Power, that have been identified as PRPs at the Sanford site. An agreement has been reached among the PRPs of the Sanford site to spend up to $1.5 million to perform a Remedial Investigation and Feasibility Study (“RI/FS”). Florida Power is liable for approximately 40% of those costs. On September 25, 1998, the EPA formally approved the PRP RI/FS Work Plan. The RI/FS fieldwork was completed in January 1999. The EPA is expected to review the final Remedial Investigation report and provide further guidance to the PRPs in late 1999.

Negotiations are underway within the PRP group at the Sanford site to develop a new Participant’s Agreement. The Agreement will define and allocate future Remedial Design and Remedial Action costs among the participants for Phase I of three potential separate phases of cleanup. The project will be addressed in separate phases for project management purposes. Florida Power’s future cost share allocation for Phase I is expected to be identified by December 1999. The discussions and resolution of liability for cleanup costs could cause Florida Power to increase the estimate of its liability for those costs. Although estimates of any additional costs are not currently available, the outcome is not expected to have a material effect on Florida Progress’ consolidated financial position, results of operations or liquidity.

In December 1998, the EPA conducted an expanded site inspection at a former Florida Power plant site designated “Inglis.” Soil and groundwater samples were obtained from the Florida Power property, as well as sediment samples from the adjacent Withalacoochee River. A final report is expected from the EPA in 1999 regarding the site hazard ranking and possible listing on the National Priorities list.

In addition to these designated sites, there are other sites where Florida Progress may be responsible for additional environmental cleanup. Florida Progress estimates that its share of liability for cleaning up all designated sites ranges from $3.0 million to $9.0 million. It has accrued $4.2 million against these potential costs.

Age Discrimination Suit — Florida Power and Florida Progress have been named defendants in an age discrimination lawsuit. The number of plaintiffs remains at 116, but four of those plaintiffs have had their federal claims dismissed and 74 others have had their state age claims dismissed. While no dollar amount was requested, each plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys’ fees. In October 1996, the Court approved an agreement between the parties to provisionally certify this case as a class action suit under the Age Discrimination in Employment Act. Florida Power filed a motion to decertify the class and in August 1999, the Court granted Florida Power’s motion. In October 1999, the judge certified the question of whether the case should be tried as a class action to the Eleventh Circuit Court of Appeals for immediate appellate review.

In December 1998, during mediation in this age discrimination suit, plaintiffs alleged damages of $100 million. Company management, while not believing plaintiffs’ claim to have merit, offered $5 million in an attempted settlement of all claims. Plaintiffs rejected that offer. Florida Power and the then plaintiffs engaged in informal settlement discussions, which were terminated on December 22, 1998. However, plaintiffs filed a motion to enforce a purported $11 million oral settlement agreement. Florida Power denied that such an agreement was reached. In August 1999, the judge denied the plaintiffs’ motion to enforce the alleged settlement. Florida Power then extended another written offer to settle the case for approximately $1 million, but the plaintiffs rejected that offer. As a result of the plaintiffs’ claims, management has identified a probable range of $5 million to $100 million with no amount within that

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

range a better estimate of probable loss than any other amount; accordingly, Florida Power has accrued $5 million. There can be no assurance that this litigation will be settled, or if settled, that the settlement will not exceed $5 million. Additionally, the ultimate outcome, if litigated, cannot presently be determined.

Advanced Separation Technologies, Inc. (“AST”) — In 1996, Florida Progress sold its 80% interest in AST to Calgon Carbon Corporation (“Calgon”) for net proceeds of $56 million in cash. In January 1998, Calgon filed a lawsuit against Florida Progress and the other selling shareholder and amended it in April 1998, alleging misstatement of AST’s 1996 revenues, assets and liabilities, seeking damages and granting Calgon the right to rescind the sale. The lawsuit also accused the sellers of failing to disclose flaws in AST’s manufacturing process and a lack of quality control. Florida Progress believes that the aggregate total of all legitimate warranty claims by customers of Advanced Separation Technologies for which Florida Progress may be responsible under the Stock Purchase Agreement with Calgon is approximately $3.2 million, and accordingly, has accrued $3.2 million in the third quarter of 1999 as an estimate of probable loss.

Qualifying Facilities Contracts — Florida Power’s purchased power contracts with qualifying facilities employ separate pricing methodologies for capacity payments and energy payments. Florida Power has interpreted the pricing provision in these contracts to allow it to pay an as-available energy price rather than a higher firm energy price when the avoided unit upon which the applicable contract is based would not have been operated.

The owners of four qualifying facilities filed suits against Florida Power in state court over the contract payment terms, and one owner also filed suit in federal court. Two of the state court suits have been settled, and the federal case was dismissed, although the plaintiff has appealed. Of the two remaining state court suits, the trial regarding NCP Lake Power (“Lake”) concluded in December 1998. In April 1999, the judge entered an order granting Lake’s breach of contract claim and ruled that Lake is entitled to receive “firm” energy payments during on-peak hours, but for all other hours, Lake is entitled to the “as-available” rate. The Court also ruled that for purposes of calculating damages, the breach of contract occurred at the inception of the contract. In August 1999, a Final Judgment was entered for Lake for approximately $4.5 million and Lake filed a Notice of Appeal. In September 1999, Florida Power filed a notice of cross appeal.

In the other remaining suit regarding Dade County, in May 1999, the parties reached an agreement in principle to settle their dispute in its entirety, including all of the ongoing litigation, except the Florida Supreme Court appeal of an FPSC ruling. In September 1999, the final terms of the settlement agreement were reduced to writing. Among other things, the agreement will generally require Florida Power to pay the firm energy price for 16 hours per day, and the as-available price for 8 hours per day. The agreement is conditioned upon receiving the approval of the Dade County Commission and the FPSC.

Management does not expect that the results of these legal actions will have a material impact on Florida Power’s financial position, operations or liquidity. Florida Power anticipates that all fuel and capacity expenses, including any settlement amounts incurred as a result of the matters discussed above, will be recovered from its customers.

Mid-Continent Life Insurance Company (“Mid-Continent”) — As discussed below, a series of events in 1997 significantly jeopardized the ability of Mid-Continent to implement a plan to eliminate a projected reserve deficiency, resulting in the impairment of Florida Progress’ investment in Mid-Continent. Therefore, Florida Progress recorded a provision for loss on investment of $86.9 million in 1997. In addition, tax benefits of approximately $11 million related to the excess of the tax basis over the book value in the investment in Mid-Continent as of December 31, 1997 were not recorded because of

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

uncertainties associated with the timing of a tax deduction. Florida Progress also recorded an accrual at December 31, 1997 for legal fees associated with defending its position in current Mid-Continent legal proceedings.

In the spring of 1997, the Oklahoma State Insurance Commissioner (“Commissioner”) received court approval to seize control of the operations of Mid-Continent. The Commissioner had alleged that Mid-Continent’s reserves were understated by more than $125 million, thus causing Mid-Continent to be statutorily impaired. The Commissioner further alleged that Mid-Continent had violated Oklahoma law relating to deceptive trade practices in connection with the sale of its “Extra Life” insurance policies and was not entitled to raise premiums, a key element of Mid-Continent’s plan to address the projected reserve deficiency. While sustaining the receivership, the court also ruled that premiums could be raised. Although both sides appealed the decision to the Oklahoma Supreme Court, those appeals were withdrawn in early 1999.

In December 1997, the Commissioner filed a lawsuit against Florida Progress, certain of its directors and officers, and certain former Mid-Continent officers, making a number of allegations and seeking access to Florida Progress’ assets to satisfy policyholder and creditor claims. In April 1998, the court granted motions to dismiss the individual defendants, leaving Florida Progress as the sole remaining defendant in the lawsuit.

A new Commissioner was elected in November 1998 and has stated his intention to work with Florida Progress and others to develop a plan to rehabilitate Mid-Continent rather than pursue litigation against Florida Progress. Based on data through December 31, 1998, Florida Progress’ estimate of the additional assets necessary to fund the reserve, after applying Mid-Continent’s statutory surplus, is in the range of $100 million, rather than in the $350 million range put forth by the actuary hired by the former Commissioner. Florida Progress believes that any estimate of the projected reserve deficiency would affect only the assets of Mid-Continent, because Florida Progress has legal defenses to any claims asserted against it. Florida Progress is working with the new Commissioner to develop a viable plan to rehabilitate Mid-Continent, which would include the sale of that company. An order agreed upon by both sides outlining a plan of rehabilitation was filed on March 18, 1999. Bids from a variety of parties were received and opened in June 1999.

In October 1999, Oklahoma Insurance Commissioner Fisher signed a Letter of Intent with Iowa-based Life Investors Insurance Company of America, a wholly owned subsidiary of AEGON USA, Inc., concerning the assumption of all policies of Mid-Continent. Florida Progress would assign all of Mid-Continent’s stock to the receiver, and contribute $10 million to help offset future premium rate increases or coverage reductions. The $10 million would be held in escrow by the receiver for a period of 10 years and invested for the benefit of the policyholders. The investment is expected to yield approximately $20 million. Any proposed premium increases would be offset by this fund until it is exhausted. The receiver in turn would seek to obtain court approval to release Florida Progress from the receivership court and the dismissal of currently pending litigation by policyholders, and would cooperate in obtaining the dismissal of any other currently pending or future litigation. The Mid-Continent plan is scheduled to be considered by the Oklahoma County District Court in December 1999. Management believes that if the Court approves the proposed rehabilitation plan by December 31, 1999, the $10 million contribution would be mitigated by the recognition of tax benefits of approximately $11 million, related to the excess of the tax basis over the current book value of the investment in Mid-Continent, and thus, will not have a material impact on Florida Progress’ consolidated financial position.

In January 1999, five Mid-Continent policyholders filed a purported class action against Mid-Continent and the same defendants named in the case filed by the former Commissioner. The complaint contains substantially the same factual allegations as those made by the former Commissioner. The suit asserts “Extra Life” policyholders have been injured as a result of representations made in connection

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

with the sale of that policy. The suit seeks unspecified actual and punitive damages. The defendants’ motion to dismiss was granted in October 1999. A hearing is scheduled for December on the issue of whether the dismissal was with or without prejudice.

Although Florida Progress hopes to complete the negotiated resolution of these matters involving Mid-Continent, it will continue to vigorously defend itself against the two lawsuits, if that is required. Florida Progress believes the lawsuits are without merit. Because the outcome of the litigation cannot be estimated, Florida Progress has not made provision for any additional losses that might result.

6)	In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Florida Progress and Florida Power for the interim periods presented. Quarterly results are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the combined Annual Report on Form 10-K of Florida Progress and Florida Power for the year ended December 31, 1998 (the “1998 Form 10-K”).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

      Florida Progress’ consolidated earnings for the three month period ended September 30, 1999 were $137.3 million, or $1.40 per share, compared to earnings of $117.3 million, or $1.21 per share, for the same period in 1998. The substantial earnings growth for the quarter resulted from strong customer and non-weather usage growth at Florida Power Corporation, the company’s electric utility and largest subsidiary, along with significant growth at Electric Fuels Corporation, lead company for its diversified operations.

      For the nine month period ended September 30, 1999, Florida Progress’ consolidated earnings were $281.5 million, or $2.87 per share, a 14.6 percent increase over the nine months ended September 30,1998 earnings of $245.6 million, or $2.53 earnings per share.

      A reconciliation of Florida Progress’ 1999 third quarter earnings per share is as follows:

1998 Florida Progress Third Quarter EPS

Florida Power		$1.21

Customer & non-weather usage growth	0.13

Estimated weather impact on sales	(0.05)

1998 Accelerated amortization	0.04

Depreciation & amortization	(0.03)

Interest, AFUDC & other	0.02

		0.11

Electric Fuels		0.13

Corporate & other		(0.05)

1999 Florida Progress Third Quarter EPS		$1.40

Florida Power Corporation

      Florida Power reported earnings, after intercompany eliminations of $.5 million, of $120.5 million, or $1.23 per share for the third quarter of 1999, compared with 1998 results of $108.8 million, or $1.12 per share.

      Florida Power’s earnings for the nine month period ended September 30, 1999, after intercompany eliminations of $.5 million, were $248.4 million or $2.54 per share compared to earnings of $ 222.3 million, or $2.29 per share for the same period last year. The increase at Florida Power for the nine month period was due largely to lower amortization of regulatory assets, excluding the $10.1 million of amortization recorded in 1999 (see Note 2 to the Financial Statements on page 11), and lower interest expense due to debt refinancings in 1998.

      Florida Power’s total kilowatt-hour sales during the third quarter of 1999, increased 5.1 percent over the same period in 1998. Increased retail sales of 3.3 percent accounted for almost half of the improvement, despite a return to more normal weather conditions when compared with the third quarter of 1998.

      Florida Power served approximately 27,000 new retail customers during the third quarter of 1999 compared with last year, as it continued to benefit from strong residential and commercial customer growth of 1.9 percent and 3.2 percent, respectively.

      Florida’s strong economy, with unemployment well below the national average, is another factor contributing to Florida Power’s retail sales growth.

      Wholesale kilowatt-hour sales were up 18.3 percent in the third quarter over 1999, compared with the same period in 1998. The increase was primarily due to additional kilowatt-hour sales to Florida Power’s largest customer, Seminole Electric Cooperative. Most of the 1999 sales to Seminole Electric were billed under a new, restructured contract that became effective in January 1999. As a result, non-fuel revenues from sales to Seminole Electric were essentially unchanged from last year.

      Depreciation and amortization expense decreased $2.7 million in the third quarter of 1999, compared with last year. Excluding $7.0 million of accelerated Tiger Bay amortization in the third quarter of 1998, depreciation and amortization increased $4.3 million for the three months ended September 30, 1999 compared to the same period last year. The increase was primarily due to additional depreciation expense related to the 500-megawatt Hines plant, which was placed in service during the second quarter of 1999.

Diversified Operations

      Revenues for diversified operations increased $76.5 million and $169.2 million for the three and nine months ended September 30, 1999 compared to the same periods in the prior year. Cost of sales for Florida Progress’ diversified operations were $72.6 million and $180.8 million higher for the three and nine months ended September 30, 1999 compared to the same periods last year. The increases were due primarily to 1998 acquisitions at Electric Fuels’ Rail Services Group.

Electric Fuels Corporation

      Electric Fuels earned $23.4 million, or $.24 per share, in the third quarter of 1999, compared with $10.5 million, or $.11 per share, in 1998. The substantial increase in earnings per share was primarily due to synthetic fuel (“synfuel”) sales and the related tax credits by the Energy and Related Services group and an income tax rate true-up related to synthetic fuel tax credits.

      Earnings at the Energy and Related Services group were up $6.5 million for the third quarter, before an income tax adjustment, compared with the same period last year. Earnings for the nine month period were $12.8 million higher, before the income tax adjustment, compared to the same period last year. Sales of a coal based synthetic fuel and the related tax credits accounted for most of the increase for both periods.

      Due primarily to the rapid growth of the synfuel operations and the resulting increase in expected synfuel tax credits available for 1999, Electric Fuels reduced the estimate of its expected 1999 effective tax rate. The lower effective tax rate reduced income tax expense by approximately $6 million compared with the tax expense that would have been recorded using the effective tax rate that was utilized in prior 1999 quarters. The only effect of the true-up is on the timing of recognizing the tax credits this calendar year.

      Earnings from the Inland Marine Transportation group were essentially unchanged for both the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. The benefits of a larger barge fleet were offset by higher diesel fuel costs and low-water conditions that limited barge tonnage on the Ohio River.

      Earnings at the Rail Services group increased $1.7 million and $1.1 million for the three and nine month periods ended September 30, 1999 compared with the same periods in 1998. The increase for the three and nine month periods was due to higher earnings from the mechanical and trackwork divisions and sales of railcars from the lease portfolio.

Corporate and Other

      Corporate and other expenses increased $.05 per share, resulting in a $.07 loss in the third quarter of 1999, compared with a $.02 loss in 1998. For the nine month period ending September 30, 1999, Corporate and other expenses increased $.09 per share. On August 23, 1999, Florida Progress and Carolina Power & Light announced that the two companies had agreed to combine. Transaction costs incurred by Florida Progress associated with this proposed combination reduced results by $.05 a share for both the three and nine month periods compared to 1998. (See “Proposed Share Exchange With Carolina Power And Light Company” on page 20.) In addition, Florida Progress realized a one-time gain of $.04 per share in the second quarter of 1998 for the buy-out of a purchased power contract associated with a cogeneration facility in which a Florida Progress subsidiary is a minority partner.

Year 2000

      Florida Progress has taken a comprehensive five-step approach to address the Year 2000 (“Y2K”) issue. The five steps include awareness, inventory, assessment and prioritization, remediation and verification, and contingency planning. The Florida Progress Y2K effort is now overseen by the Director of Information Technology of Florida Power. (See 1998 Form 10-K, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year 2000.”)

      The following chart represents an estimate of the current status of all of Florida Progress’ Y2K efforts, including those addressing both mission critical and non-mission critical systems, and planned completion dates for all phases as of September 30, 1999.

	Florida Power		Electric Fuels

	Percent		Percent
	Complete	Actual/Planned	Complete	Actual/Planned
	September 30,	Completion	September 30,	Completion
	1999	Date	1999	Date

Awareness	*	*	*	*

Inventory	100%	January 1999	100%	March 1999

Assessment and prioritization	100%	May 1999	100%	August 1999

Remediation and verification	99%	December 1999	93%	November 1999

Contingency planning	100%	June 1999	78%	December 1999

* To continue through duration of project.

      Florida Power achieved Y2K readiness for mission-critical systems on schedule with the June 30, 1999 target date set by the North American Electric Reliability Council (“NERC”) and the Nuclear Regulatory Commission. Florida Power has also developed contingency plans for all mission critical systems. Florida Power will continually evaluate, and if needed, modify contingency plans throughout the remainder of the year.

      Florida Power achieved readiness through a comprehensive program that included the identification, review, correction and verification of all mission-critical components and systems that could be affected by the Y2K event dates. Work on certain non-critical systems is continuing, and is expected to be completed during the fourth quarter of 1999.

      Florida Power hired consultants to assist in preparing fossil and nuclear generation facilities for Y2K readiness and to draft contingency plans. The need for a contingency plan is similar to the need for a plan in the event of a hurricane, lightning strike or ordinary equipment malfunction. As part of Y2K contingency planning, Florida Power has enhanced emergency operating procedures to include situations that could arise relative to Y2K issues. Florida Power has identified mission critical operations and is prepared to have additional employees at these locations during the Y2K rollover period. Florida Power also plans to carry higher inventory balances at year end to prepare for the effects of any potential interruption of shipments from key suppliers. During the third quarter of 1999, Florida Power participated in drills conducted by NERC and continued conducting internal testing to determine the adequacy of the contingency plans. These drills and testing were completed successfully.

      Florida Progress continues to work with the FPSC, the Florida Reliability Coordinating Council (“FRCC”), neighboring utilities, third party vendors, and customers to ensure a smooth transition into the year 2000. The State of Florida has also adopted legislation that may in certain circumstances provide a “safe harbor” against Y2K related litigation for companies that undertake certain Y2K remedial efforts. Nevertheless, achieving Y2K readiness is subject to various risks and uncertainties, as explained in greater detail in the 1998 Form 10-K, under Item 7, “Year 2000”, and there can be no assurances that Florida Progress will not incur legal or other costs associated with Y2K related problems or litigation.

      Florida Progress currently estimates that the total cost for it to address Y2K issues will be between $15 million and $20 million. No Florida Progress systems have been replaced on an accelerated basis due to the Y2K issue. As of September 30, 1999, Florida Progress has incurred a total of approximately $13.0 million of internal and external costs related to Y2K. The company does not track internal and external costs separately. All significant costs have been expensed as incurred.

Proposed Share Exchange with Carolina Power and Light Company

      On August 22, 1999, Florida Progress entered into an Agreement and Plan of Exchange (“the Exchange Agreement”), with CP&L and CP&L Holdings. Under terms of the Exchange Agreement, all of the outstanding shares of Florida Progress would be acquired by CP&L Holdings in a statutory share exchange. In connection therewith, Florida Progress executed a Second Amendment to Shareholder Rights Agreement, dated as of August 22, 1999, with BankBoston, N.A. (the “Rights Amendment”). This Rights Amendment provides, among other things, that the consummation of the transactions contemplated by the Exchange Agreement will not cause the occurrence of a Triggering Event (as defined in the Rights Agreement). The transactions under the Exchange Agreement have been approved by the Boards of Directors of Florida Progress and CP&L, but consummation of the exchange is subject to the satisfaction or waiver of certain closing conditions, including the approval of the shareholders of Florida Progress and CP&L, and the approval or regulatory review by certain state and federal government agencies. The transaction is expected to be completed by September 2000. For further information about this transaction, see the combined Florida Progress and Florida Power Form 8-K dated August 23, 1999, as filed with the SEC on August 24, 1999, and Form 8-K dated August 22, 1999, as filed with the SEC on August 30, 1999.

Other

      In November 1999, Florida Power submitted a request to the FPSC to defer a portion of nonfuel revenues towards the development of a plan that would allow customers to realize the benefits of the 1999 deferred revenues earlier than if the nonfuel revenues were used to accelerate the amortization of the Tiger Bay regulatory asset. The amount of the deferral is not expected to be determinable until January, 2000. The request would require a plan to be submitted to the FPSC by October 1, 2000. If the plan is not filed by October 1, 2000, or filed but not approved by the FPSC, Florida Power would apply the deferred revenues, plus accrued interest, to accelerate the amortization of the Tiger Bay regulatory asset.

Liquidity and Capital Resources

      Florida Progress’ capital expenditures are expected to be approximately $570 million for 1999, excluding allowance for funds used during construction, of which $340 million is designated for Florida Power and $230 million for diversified operations. Florida Progress’ capital expenditures are expected to be funded primarily from internally generated funds and debt. During the first nine months of 1999, $252.6 million was spent on the Florida Power construction program and $160.9 million was spent in diversified operations.

      Florida Power’s unaudited ratio of earnings to fixed charges was 4.45 for the twelve months ended September 30, 1999. (See Exhibit 12 filed herewith).

      In 1998, Progress Capital Holdings, Inc. (“PCH”), a subsidiary of Florida Progress that provides financing for Florida Progress’ diversified operations, established uncommitted bank bid facilities allowing it to borrow and re-borrow, and have outstanding at any time, up to $300 million. At September 30, 1999, there were no loans outstanding under these bid facilities.

      In August 1998, MEMCO Barge Line Inc. (“MEMCO”), a wholly owned subsidiary of Electric Fuels, entered into a synthetic lease financing, accomplished through a sale and leaseback, for an aggregate of approximately $175 million in inland river barges and $25 million in towboats (“vessels”). As of December 31, 1998, MEMCO had sold and leased back $153 million of vessels. The acquisition and subsequent sale and leaseback of the remaining $47 million of vessels was completed in May 1999. (See 1998 Form 10-K, Item 8, “Financial Statements and Supplementary Data — Combined Notes to the Financial Statements, Note 11 — Leases”.)

      In November 1998, Florida Progress began issuing new shares of its common stock to satisfy the requirements of participants in the Progress Plus Stock Plan and Savings Plan for Employees (“the plans”). Florida Progress received approximately $43.2 million of new equity through these plans during the first nine months of 1999. In August 1999, Florida Progress stopped issuing new shares and the plans returned to purchasing shares in the open market.

      In April 1999, FPC Capital I, an affiliated business trust, completed the sale of $300 million of Cumulative Quarterly Income Preferred Securities, which were initially offered to the public at $25 per share. The securities are, in effect, fully and unconditionally guaranteed by Florida Progress. Quarterly distributions are payable at an annual rate of 7.10%. Florida Progress used the net proceeds to repay a portion of certain outstanding short-term bank loans and commercial paper and for other general corporate purposes.

      Florida Progress and Florida Power believe their available sources of liquidity will be sufficient to fund their long-term and short-term capital requirements. However, due to the pending share exchange with CP&L, Standard & Poor’s Ratings Services, Moody’s Investors Service and Duff & Phelps Credit Rating Co. have announced they are reviewing the rated securities of Florida Power, PCH and FPC Capital I for a possible ratings downgrade.

Forward-Looking Statements

      This report contains certain forward-looking statements, including estimates regarding the expected closing date of the share exchange with CP&L; the liability for cleaning up certain environmental sites; the results of certain legal proceedings relating to Mid-Continent and the yield on funds to be escrowed for the benefit of Mid-Continent policyholders; the savings associated with the restructuring of certain cogeneration contracts; and the costs associated with modifying computer systems and equipment for the year 2000.

      These statements, and any other statements contained in this report that are not historical facts, are forward-looking statements that are based on a series of projections and estimates regarding the economy, the electric utility business and Florida Progress’ other businesses in general, and on factors which impact Florida Progress directly. The estimates relate to the pricing of services, the actions of regulatory bodies, and the effects of competition. The words “should,” “estimates,” “believes,” “expects,” “anticipates,” “plans” and “intends,” and variations of such words, and similar expressions, are intended to identify forward-looking statements that involve risks and uncertainties.

      Key factors that have a direct impact on the ability to attain these estimates include escrow investment results; the actions of regulatory bodies in approving various aspects of the share exchange with CP&L; continued annual growth in customers; successful cost containment efforts; actions of various other regulatory authorities and the efficient operation of Florida Power’s existing and future generating units.

      Also, in developing its forward-looking statements, Florida Progress and Florida Power have made certain assumptions relating to productivity improvements and the favorable outcome of various commercial, legal and regulatory proceedings and the lack of disruption to its markets.

      If Florida Progress’ and Florida Power’s estimates regarding the share exchange with CP&L, the economy, the electric utility business and other factors differ materially from what actually occurs, or if various legal or regulatory proceedings have unfavorable outcomes, then actual results could vary significantly from the performance projected in the forward-looking statements.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      Florida Progress is exposed to changes in interest rates primarily as a result of its borrowing activities.

      A hypothetical 54 basis point increase in interest rates (10% of Florida Progress’ weighted average interest rate at September 30, 1999) affecting Florida Progress’ variable rate debt ($455 million at September 30, 1999) would have an immaterial affect on Florida Progress’ pre-tax earnings over the next fiscal year. A hypothetical 10% decrease in interest rates would also have an immaterial effect on the estimated fair value of Florida Progress’ long-term debt at September 30, 1999.

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

Metropolitan Dade County and Montenay Power Corp. v. Florida Power Corporation, U.S. District Court, Southern District, Miami Division, Case No. 96-0594-C.V.-LENNARD.

In re: Petition for Declaratory Statement That Energy Payments Are Limited to Analysis of Avoided Unit’s Contractually Specified Characteristics, Florida Public Service Commission, Docket No. 980283-EQ.

See prior discussion of this matter in the 1998 Form 10-K, Item 3, paragraph 1; the combined Florida Progress and Florida Power Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1999 (“First Quarter Form 10-Q”) Part II, Item 1, paragraph 1; and the combined Florida Progress and Florida Power Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1999 (“Second Quarter Form 10-Q”) Part II, Item 1, paragraph 1. In September 1999, the final terms of the settlement agreement were reduced to writing. Among other things, the agreement will generally require Florida Power to pay the firm energy price for 16 hours per day, and the as-available price for 8 hours per day. The agreement is conditioned upon receiving the approval of the Dade County Commission in addition to the FPSC.

2.	NCP Lake Power, Inc. v. Florida Power Corporation, Florida Circuit Court, Fifth Judicial Circuit for Lake County, Case No. 94-2354-CA-01

In re: Petition for Declaratory Statement Regarding the Negotiated Contract for Purchase of Firm Capacity and Energy between Florida Power Corporation and Lake Cogen, LTD., Florida Public Service Commission, Docket No. 980509-EQ.

See prior discussion of this matter in the 1998 Form 10-K, Item 3, paragraph 2; the First Quarter Form 10-Q, Part II, Item 1, paragraph 2; and the Second Quarter Form 10-Q, Part II, Item 1, paragraph 2. In August 1999, a Final Judgment was entered for Lake in the amount of $4,480,247, and Lake filed a Notice of Appeal. In September, Florida Power filed a notice of cross appeal.

3.	FOCAS, Inc. v. Florida Power Corporation, U.S. District Court, Northern District of Georgia, Atlanta Division, Case No. CV-822-CC.

See prior discussion of this matter in the 1998 Form 10-K, Item 3, paragraph 9. In August 1999, the parties agreed to settle this case for the payment by FOCAS to Florida Power of $1.9 million in cash, credits for replacement cable and payments over a three-year period. This concludes this matter for reporting purposes.

4.	Wanda L. Adams, et al. V. Florida Power Corporation and Florida Progress Corporation, U.S. District Court, Middle District of Florida, Ocala Division, Case No. 95-123-C.V.-OC-10.

See prior discussion of this matter in the 1998 Form 10-K, Item 3, paragraph 3. In August 1999, the Court dismissed the state law claims of an additional 69 plaintiffs who executed releases upon termination (bringing the total number of state law claims dismissed to 74), granted the Florida Power motion to decertify the class, and denied the plaintiff’s motion to enforce the alleged $11 million oral settlement agreement. In October 1999, the judge certified the question of whether the case should be tried as a class action to the Eleventh Circuit Court of Appeals for immediate appellate review.

5.	Calgon Carbon Corporation v. Potomac Capital Investment Corporation, Potomac Electric Power Company, Progress Capital Holdings, Inc., and Florida Progress Corporation, United States District Court fort the Western District of Pennsylvania, Civil Action No. 98-0072.

See prior discussion of this matter in the 1998 Form 10-K, Item 3, paragraph 8. Based on information obtained during discovery, Florida Progress believes that the aggregate total of all legitimate warranty claims by customers of Advanced Separation Technologies for which Florida Progress may be responsible under the Stock Purchase Agreement with Calgon Carbon Corporation is approximately $3.2 million, and therefore has accrued $3.2 million in the third quarter of 1999 in connection therewith.

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

Michael Farrimond, Pamela S. Farrimond, Angela Fry, Jowhna Hill, and Barbara Hodges, for themselves and all others similarly situated v. Florida Progress Corporation, a Florida corporation, Jack Barron Critchfield, George Ruppel, Thomas Steven Krzesinski, Richard Korpan, Richard Donald Keller, James Lacy Harlan, Gerald William McRae, Thomas Richard Dlouhy, Andrew Joseph Beal and Robert Terry Stuart, Jr., District Court of Oklahoma County, State of Oklahoma, Case No. CJ-99-130-65

See prior discussion of this matter in the 1998 Form 10-K, Item 3, paragraph 6; the First Quarter Form 10-Q, Part II, Item 1, paragraph 3; and the Second Quarter Form 10-Q, Part II, Item 1, paragraph 3. In the rehabilitation proceeding, in October 1999, Oklahoma Insurance Commissioner Fisher signed a Letter of Intent with Iowa-based Life Investors Insurance company of America, a wholly owned subsidiary of AEGEON USA, Inc. concerning the assumption of all policies of Mid-Continent Life Insurance Company (“Mid-Continent”). Pursuant to a second Letter of Intent between the Commissioner and Florida Progress, Florida Progress would assign all of Mid-Continent’s stock to the receiver, and contribute $10 million to help offset future premium rate increases or coverage reductions. The $10 million would be held by the receiver in escrow and invested for the benefit of the policyholders, and is expected to yield approximately $20 million. Any proposed premium increases would be offset by this fund until it is exhausted. The receiver in turn would seek to obtain court approval to release Florida Progress from the receivership court and the dismissal with prejudice of currently pending litigation by policyholders, and would cooperate in obtaining the dismissal of any other currently pending or future litigation. The Mid-Continent plan is scheduled to be considered by the Oklahoma County District Court in December 1999.

In the Farrimond case, the Defendants motion to dismiss was granted on October 12, 1999. A hearing is scheduled for December 1999 on the issue of whether the dismissal was with or without prejudice.

7.	Lisa Fruchter, on behalf of herself and all others similarly situated v. Florida Progress Corporation; Richard Korpan; Clarence V. McKee; Richard A. Nunis; Jean Giles Wittner; Michael P. Graney; Joan D. Ruffier; Robert T. Stuart, Jr.; W. D. Frederick; and Vincent J. Naimoli. Circuit Court of the 6th Judicial Circuit in and for Pinellas County, Florida. Case No. 99-6167CI-20

In August 1999, Florida Progress announced that it entered into an Agreement and Plan of Exchange with Carolina Power and Light Company (“CP&L”) and CP&L Holdings, Inc. a wholly owned subsidiary of CP&L (“Holdco”). Under the terms of the Agreement, all of the outstanding shares of common stock of Florida Progress would be acquired by Holdco in a statutory share exchange. On September 27, 1999, Florida Progress and its directors were served with the above-referenced lawsuit, that was filed on September 14, 1999, seeking class action status and injunctive relief (1) declaring that the Agreement and Plan of Exchange was entered into in breach of the fiduciary duties of the Florida Progress board of directors, (2) enjoining Florida Progress from proceeding with the share exchange, (3) rescinding the Agreement and Plan of Exchange, (4) enjoining any other business combination until an action is conducted to obtain the highest price possible for Florida Progress, (5) directing the Florida Progress board of directors to commence such an auction, and (6) awarding the class appropriate damages. The complaint also seeks an award of costs and attorneys’ fees. Florida Progress believes this suit is without merit, and intends to vigorously defend against this action.

Item  5.  Other

Certain Relationships and Related Transactions

      Florida Progress has a $5 million limited partnership interest in the Tampa Bay Devil Rays, Ltd. (“Devil Rays”), a Florida limited partnership that, in 1995, acquired a Major League Baseball franchise to play scheduled home baseball games at Tropicana Field in St. Petersburg, Florida. The managing general partner and a limited partner of the Devil Rays is a corporation controlled by Vincent J. Naimoli, a director of Florida Progress.

      Florida Power has entered into a new and comprehensive Sponsorship, Promotion and Advertising Agreement (the “Agreement”) with the Devil Rays which replaces all previous agreements between the two entities. The term of the Agreement is from August 1999 through December 31, 2007 and provides for advertising, signage, sponsorships and naming rights. Annual fees total $770,000, with individual components having zero or 3  1/2% annual escalation.

      The Agreement includes a lump sum payment of $5 million, which was made in August 1999, for other promotions and advertising to be determined based on Florida Power’s annual marketing plans. Activities have fixed pricing for the term of the Agreement. Florida Progress has the option to convert any unused funds to equity in the partnership during the term of the Agreement.

      In March 1998, Florida Progress entered into a Private Suite License Agreement (“License”) for the use of a private suite in Tropicana Field for a ten-year term. The $125,000 annual License fee is subject to annual increases equal to the percentage increase in the Consumer Price Index or 2  1/2%, whichever is less. The terms and conditions of the License are substantially similar to those entered into with other licensees.

Item  6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

		Florida	Florida
Number	Exhibit	Progress	Power

2	Agreement and Plan of Exchange by and among Carolina Power & Light Company, Florida Progress Corporation and CP&L Holdings, Inc., dated as of August 22, 1999. (Filed as Exhibit 2 to the combined Florida Progress and Florida Power Form 8-K dated August 22, 1999, and incorporated herein by reference.)	X
4	Second Amendment to Shareholder Rights Agreement dated as of August 22, 1999, between Florida Progress and BankBoston, N.A. (Filed as Exhibit 4 to the combined Florida Progress and Florida Power Form 8-K dated August 22, 1999, and incorporated herein by reference.)	X
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges for Florida Power		X
27.(a)	Florida Progress Financial Data Schedule	X
27.(b)	Florida Power Financial Data Schedule		X
X = Exhibit is filed for that respective company

      (b)  Reports on form 8-K:

      During the third quarter of 1999, Florida Progress and Florida Power filed the following combined reports on Form 8-K:

Form 8-K dated July 16, 1999, reporting under Item 5 “Other Events” an Investor News report concerning Florida Progress’ and Florida Power’s second quarter 1999 earnings.

Form 8-K dated August 23, 1999, reporting under Item 5 “Other” the execution of an Agreement and Plan of Exchange with Carolina Power & Light.

Form 8-K dated August 22, 1999, reporting under Item 5 “Other” the amendment to the Florida Progress Shareholder Rights Agreement, and filing a copy of the Agreement and Plan of Exchange with Carolina Power & Light.

      In addition, Florida Progress and Florida Power filed the following combined reports on Form 8-K subsequent to the third quarter 1999:

Form 8-K dated October 14, 1999, reporting under Item 5 “Other Events” Florida Progress’ and Florida Power’s third quarter of 1999 earnings, and providing updates on litigation concerning Mid-Continent and the transaction with CP&L.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA PROGRESS CORPORATION

By:	/s/ JOHN SCARDINO, JR.

John Scardino, Jr.
Vice President and Controller

Date: November 10, 1999

By:	/s/ EDWARD W. MONEYPENNY

Edward W. Moneypenny
Senior Vice President and
Chief Financial Officer

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA PROGRESS CORPORATION

By:	/s/ JOHN SCARDINO, JR.

John Scardino, Jr.
Vice President and Controller

Date: November 10, 1999

By:	/s/ JEFFREY R. HEINICKA

Jeffrey R. Heinicka
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

		Florida	Florida
Number	Exhibit	Progress	Power

2	Agreement and Plan of Exchange by and among Carolina Power & Light Company, Florida Progress Corporation and CP&L Holdings, Inc., dated as of August 22, 1999. (Filed as Exhibit 2 to the combined Florida Progress and Florida Power Form 8-K dated August 22, 1999, and incorporated herein by reference.)	X
4	Second Amendment to Shareholder Rights Agreement dated as of August 22, 1999, between Florida Progress and BankBoston, N.A. (Filed as Exhibit 4 to the combined Florida Progress and Florida Power Form 8-K dated August 22, 1999, and incorporated herein by reference.)	X
12	Statement Regarding computation of Ratio of Earnings to Fixed Charges for Florida Power.		X
27.(a)	Florida Progress Financial Data Schedule	X
27.(b)	Florida Power Financial Data Schedule		X

X = Exhibit is filed for that respective company.