Form 10-K
period 1999-12-31
FLORIDA PROGRESS CORP; FLORIDA POWER CORP /
filed 2000-03-30
CIK 357261, 37637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from              to

I.R.S.
	Exact name of each Registrant as specified in	Employer
Commission	its charter, state of incorporation, address	Identification
File No.	of principal executive offices, telephone	Number

1-8349	FLORIDA PROGRESS CORPORATION A Florida Corporation One Progress Plaza St. Petersburg, Florida 33701 Telephone (727) 824-6400	59-2147112

1-3274	FLORIDA POWER CORPORATION A Florida Corporation One Progress Plaza St. Petersburg, Florida 33701 Telephone (727) 820-5151	59-0247770

      Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Florida Progress Corporation: Common Stock without par value and Preferred Stock Purchase Rights	New York Stock Exchange Pacific Stock Exchange
7.10% Cumulative Quarterly Income Preferred Securities, Series A, of FPC Capital I (and the Guarantee of Florida Progress with respect thereto)	New York Stock Exchange

Florida Power Corporation: None

Securities registered pursuant to Section 12(g) of the Act: Florida Progress Corporation: None Florida Power Corporation: Cumulative Preferred Stock, par value $100 per share

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES X NO [  ] .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

(continued)

The aggregate market value of the voting stock held by non-affiliates of Florida Progress Corporation as of January 31, 2000 was $4,100,382,594 (determined by subtracting the number of shares held by directors and executive officers of Florida Progress Corporation from the total number of shares outstanding, then multiplying the difference times the closing sale price from the New York Stock Exchange Composite Transactions).

The aggregate market value of the voting stock held by non-affiliates of Florida Power Corporation as of January 31, 2000 was $-0-. As of January 31, 2000, there were issued and outstanding 100 shares of Florida Power Corporation’s common stock, without par value, all of which were held, beneficially and of record, by Florida Progress Corporation.

The number of shares of Florida Progress Corporation common stock without par value outstanding as of December 31, 1999 was 98,454,089.

This combined Form 10-K represents separate filings by Florida Progress Corporation and Florida Power Corporation. Florida Power Corporation makes no representations as to the information relating to Florida Progress Corporation’s diversified operations.

GLOSSARY

When used herein, the following terms will have the meanings indicated:

TERM	MEANING

1935 Act	Public Utility Holding Company Act of 1935

AOC	Administrative Order on Consent

Btu	British thermal units

CAAA	Clean Air Act Amendments of 1990

CERCLA or Superfund	Comprehensive Environmental Response Compensation & Liability Act

Company	Florida Progress Corporation

CP&L	Carolina Power and Light Company

CR3 or the nuclear plant	Florida Power’s nuclear generating plant, Crystal River Unit No. 3

DOE	United States Department of Energy

Electric Fuels	Electric Fuels Corporation

EMF	electromagnetic fields, or electric and magnetic fields

EPA	United States Environmental Protection Agency

FDEP	Florida Department of Environmental Protection

FERC	Federal Energy Regulatory Commission

Financial Statements	Florida Progress’ Consolidated Financial Statements and Florida Power’s Financial Statements, for the year ended December 31, 1999 contained under Item 8 herein

Florida Power or the utility	Florida Power Corporation

Florida Progress or the Company	Florida Progress Corporation

FPSC	Florida Public Service Commission

FRCC	Florida Reliability Coordinating Council

KVA	kilovolt amperes

LTIP	Florida Progress Long-Term Incentive Plan

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MEMCO	MEMCO Barge Line, Inc.

Mid-Continent	Mid-Continent Life Insurance Company

MW	megawatts

NEIL	Nuclear Electric Insurance Limited

NERC	North American Electric Reliability Council

NPL	National Priorities List

NRC	United States Nuclear Regulatory Commission

Preferred Securities	7.10% Cumulative Quarterly Income Preferred Securities, Series A, of FPC Capital I, fully and unconditionally guaranteed by Florida Progress

Preferred Stock	Florida Power Cumulative Preferred Stock, $100 par value

Progress Capital	Progress Capital Holdings, Inc.

Progress Rail	Progress Rail Services Corporation

Progress Telecom	Progress Telecommunications Corporation

PRP	potentially responsible party, as defined in CERCLA

PURPA	Public Utility Regulatory Policies Act of 1978

QFs	Qualifying facilities

Retirement Plan	Florida Progress Corporation Retirement Plan for Exempt and Nonexempt Employees

RI/FS	Remedial Investigation and Feasibility Study

RTO	Regional Transmission Organization

SEC	United States Securities and Exchange Commission

Seminole or Seminole Electric	Seminole Electric Cooperative, Inc.

SERP	Florida Progress Corporation Supplemental Executive Retirement Plan

SNF	spent nuclear fuel

Title IV	Title IV, Acid Rain Control

TRI	Toxic Release Inventory

PART I

ITEM 1. BUSINESS

FLORIDA PROGRESS

Florida Progress Corporation (“Florida Progress,” or “the Company,” which term includes consolidated subsidiaries unless otherwise indicated), is a diversified electric utility holding company. Florida Progress’ revenues for the year ended December 31, 1999, were $3.8 billion, and assets at year-end were $6.5 billion. Its principal executive offices are located at One Progress Plaza, St. Petersburg, Florida 33701, telephone number (727) 824-6400. The Florida Progress home page on the Internet’s World Wide Web is located at http://www.fpc.com. Florida Progress was incorporated in Florida on January 21, 1982.

Florida Progress defines its principal business segments as utility and diversified operations. Florida Power Corporation (“Florida Power” or “the utility”), Florida Progress’ largest subsidiary, is the utility segment and encompasses all regulated public utility operations. (See Item 1 “Business — Utility Operations — Florida Power”.) Progress Capital Holdings, Inc. (“Progress Capital”) is the downstream holding company for Florida Progress’ diversified subsidiaries, which provides financing for the non-utility operations. The diversified operations segment includes Electric Fuels Corporation (“Electric Fuels”), an energy and transportation company. The three primary segments of Electric Fuels are: Energy and Related Services, Rail Services, and Inland Marine Transportation. (See Item 1 “Business — Diversified Operations.”) For information concerning the revenues, operating profit and assets attributable to Florida Progress’ business segments, see Note 11 to Florida Progress’ consolidated financial statements and Florida Power’s financial statements for the year ended December 31, 1999, contained herein under Item 8 (the “Financial Statements”). Cash from operations has been the primary source of working capital for Florida Progress. (See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) under the heading “Liquidity and Capital Resources.”)

Florida Progress is a public utility holding company under the Public Utility Holding Company Act of 1935 (“1935 Act”). Florida Progress is exempt from registration with the United States Securities and Exchange Commission (“SEC”) under the 1935 Act and attendant regulation because its utility operations are primarily intrastate.

Florida Progress has entered into a share exchange agreement with Carolina Power & Light Company (“CP&L”) and CP&L Holdings, Inc. (now CP&L Energy, Inc. (“CP&L Energy”)), a wholly owned subsidiary of CP&L. Under the terms of the agreement, all of the outstanding shares of Florida Progress will be acquired by CP&L Energy in a statutory share exchange. The transaction has been approved by the Boards of Directors of Florida Progress, CP&L Energy and CP&L and is expected to be completed during the fall of 2000, but is subject to certain conditions, including shareholder approval and the approval or regulatory review by certain state and federal government agencies. (See Item 7, MD&A under the heading “Current Issues — Share Exchange Agreement” and Note 2 to the Financial Statements).

UTILITY OPERATIONS – FLORIDA POWER

Florida Power was incorporated in Florida in 1899, and is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity. Florida Power has a system generating capacity of 8,267 megawatts (“MW”). In 1999, the utility accounted for 68% of Florida Progress’ consolidated revenues, 77% of its assets and 84% of its net income.

Florida Power provided electric service during 1999 to an average of 1.4 million customers in west central Florida. Its service area covers approximately 20,000 square miles and includes the densely populated areas around Orlando, as well as the cities of St. Petersburg and Clearwater. Florida Power is interconnected with 22 municipal and 9 rural electric cooperative systems. Major wholesale power sales customers include Seminole Electric Cooperative, Inc. (“Seminole”), Florida Municipal Power Agency and Reedy Creek Utilities District. For further information with respect to rates, see Note 12 to the Financial Statements.

Through a competitive bidding process, in October 1998, Florida Power signed a contract with the city of Bartow to supply wholesale power and energy-related services for another five years, beginning in November 1999. Current requirements for Bartow are 55 MW, which is expected to grow to over 70 MW during the life of the contract.

In 1995, Florida Power agreed to sell 605 MW of year-round capacity to Seminole from 1999 through 2001. While 150 MW of this transaction represents a continuation of existing business, 455 MW represents new sales to Seminole. In September 1997 as part of a restructured contract, Florida Power agreed to sell an additional 150 to 300 MW per year to Seminole from 2000-2002. This contract was awarded to Florida Power as a result of a competitive bidding process initiated by Seminole.

By virtue of state and municipal legislation, Florida Power holds franchises with varying expiration dates in nearly all municipalities in which it distributes electric energy. Approximately 40% of total utility revenues in 1999 are covered under the terms of 111 franchise agreements with various municipalities. The general effect of these franchises is to provide for the occupancy by Florida Power of the right-of-way in municipalities for the purpose of constructing, operating and maintaining an energy transmission and distribution system. All but one of the existing franchises cover a 30-year period from the date granted, the maximum allowed by Florida law. The one exception is a franchise that covers a 10-year period from the date granted, and expires in 2005. Of the 111 franchises, 2 expire during 2000, 20 expire during 2001, 31 expire between January 1, 2002 and December 31, 2012 and 58 expire between January 1, 2013 and December 31, 2029. For additional information on franchises, see Item 7 “MD&A — Industry Restructuring.”

Florida Power’s electric revenues billed by customer class, for the last three years, is shown as a percentage of total electric revenues in the table below:

BILLED ELECTRIC REVENUES

Revenue Class	1999	1998	1997

Residential	54%	55%	55%

Commercial	24%	23%	24%

Industrial	8%	8%	9%

Other retail	5%	6%	6%

Wholesale	9%	8%	6%

Important industries in the territory include phosphate and rock mining and processing, electronics design and manufacturing, and citrus and other food processing. Other important commercial activities are tourism, health care, construction and agriculture.

COMPETITION

For a general discussion of Florida Power and competition, see Item 7 “MD&A” under the heading “Restructuring Issues — Impact on Florida Power.”

FUEL AND PURCHASED POWER

GENERAL: Florida Power’s consumption of various types of fuel depends on several factors, the most important of which are the demand for electricity by Florida Power’s customers, the availability of various generating units, the availability and cost of fuel, and the requirements of federal and state regulatory agencies. Florida Power’s energy mix for the last three years is presented in the following table:

ENERGY MIX PERCENTAGES

Fuel Type	1999	1998	1997

Coal (1)	35%	38%	45%

Oil	17%	20%	18%

Nuclear(2)	14%	15%	0%

Gas	13%	6%	6%

Purchased Power	21%	21%	31%

(1)	Includes synfuel and pet coke.

(2)	See Item 1, Business — “NUCLEAR” for information regarding an extended outage at Florida Power’s nuclear generating plant beginning in September 1996 and continuing until February 1998.

Florida Power is generally permitted to pass the cost of recoverable fuel and purchased power to its customers through fuel adjustment clauses. In June 1997, Florida Power reached an agreement with all parties who intervened, which was approved by the Florida Public Service Commission (“FPSC”), regarding costs related to its extended nuclear outage. This agreement resulted in charges to Florida Power’s 1997 results. (See Note 12 to the Financial Statements.)

The future prices for and availability of various fuels discussed in this report cannot be predicted with complete certainty. However, Florida Power believes that its fuel supply contracts, as described below, will be adequate to meet its fuel supply needs.

Florida Power’s average fuel costs per million British thermal units (“Btu”) for each year of the five-year period ended December 31, 1999, were as follows:

AVERAGE FUEL COST
(per million Btu)

	1999	1998	1997	1996	1995

Coal (1)	$1.86	$1.89	$1.91	$1.91	$1.93

Oil	2.36	2.18	2.75	2.80	2.70

Nuclear	.43	.46	—	.50	.49

Gas	3.18	3.22	2.87	2.78	1.98

Weighted Average	1.91	1.81	2.24	2.04	1.69

(1)	Includes synfuel and pet coke.
(2)	See Item 1, Business — “NUCLEAR” for information regarding an extended outage at Florida Power’s nuclear generating plant beginning in September 1996 and continuing until February 1998.

OIL AND GAS: Oil is purchased under contracts and in the spot market from several suppliers. The cost of Florida Power’s oil is determined by world market conditions. Management believes that Florida Power has access to an adequate supply of oil for the reasonably foreseeable future. Florida Power’s natural gas supply is purchased under firm contracts and in the spot market from numerous suppliers and is delivered under firm, released firm and interruptible transportation contracts. Florida Power believes that existing contracts for oil are sufficient to cover its requirements when natural gas transmission that is purchased on an interruptible basis is not available.

NUCLEAR: Florida Power has one nuclear generating plant, Crystal River Unit No. 3 (“CR3” or “the nuclear plant”). Florida Power has a license to operate the nuclear plant through December 3, 2016. In January 2000, Florida Power filed a request with the United States Nuclear Regulatory Commission (NRC) to consent to the indirect transfer of control of the CR3 operating license that will occur as a result of the share exchange with CP&L. Florida Power expects NRC consent of the indirect license transfer by June 30, 2000. (See Item 7, “Current Issues — Share Exchange Agreement.”)

The plant operated at a 100% capacity factor through September 1999, after its return to service in February 1998 from an extended outage. In October 1999, the plant was taken off-line for a planned refueling outage. The plant returned to service in November after a 42-day refueling. For more information regarding the outage, see Item 7 “MD&A — Operating Results” and Note 12 to the Financial Statements.

Nuclear fuel is processed through four distinct stages. Stage I and Stage II involve the mining and milling of the natural uranium ore to produce a concentrate and the conversion of this uranium concentrate into uranium hexafluoride. Stages III and IV entail the enrichment of the uranium hexafluoride and the fabrication of the enriched uranium hexafluoride into usable fuel assemblies. Florida Power has contracts in place which provide for a supply of enriched uranium and fuel fabrication through 2013.

It will be necessary for Florida Power to enter into future fuel contracts to cover the differences between the total unit lifetime requirements of CR3 and the requirements covered by existing contracts. Although no assurances can be given as to the future availability or costs of such contracts, Florida Power expects that future contract commitments will be obtained at the appropriate time.

Spent nuclear fuel (“SNF”) is stored at CR3 pending disposal under a contract with the United States Department of Energy (“DOE”). (See Note 5 to the Financial Statements.) At the present time, Florida Power has facilities on site for the temporary storage of SNF generated through the year 2011. Florida Power plans to expand the capacity of its facilities on site in 2000, after obtaining regulatory approval, to allow for the temporary storage of SNF generated through the end of the license in 2016.

Florida Power and a number of other utilities are involved in litigation against the United States challenging certain retroactive assessments imposed by the federal government on domestic nuclear power companies to fund the decommissioning and decontamination of the government’s uranium enrichment facilities. (See Item 3 “Legal Proceedings,” paragraph 4).

COAL: Florida Power anticipates a combined requirement of approximately 5.0 million to 5.5 million tons of coal and synfuel in 2000. Most of the coal is expected to be supplied from the Appalachian coal fields of the United States. Approximately two-thirds of the fuel is expected to be delivered by rail and the remainder by barge. The fuel is supplied by Electric Fuels pursuant to contracts between Florida Power and Electric Fuels which expire in 2002 and 2004. (See Note 13 to the Financial Statements.)

For 2000, Electric Fuels has long-term contracts with various sources for approximately 40% of the fuel requirements of Florida Power’s coal units. These long-term contracts have price adjustment provisions. Electric Fuels expects to acquire the remainder in the spot market and under short-term contracts. Electric Fuels does not anticipate any problems obtaining the remaining Florida Power requirements for 2000 through short-term contracts and purchases in the spot market. (See Note 13 to the Financial Statements.)

PURCHASED POWER: Florida Power, along with other Florida utilities, buys and sells economy power through the Florida energy brokering system. Florida Power also purchases 1,300 MW of power under a variety of purchase power agreements. As of December 31, 1999, Florida Power had long-term contracts for the purchase of 469 MW of purchased power with other investor-owned utilities, including a contract with Southern Company for 409 MW. Florida Power also purchased 831 megawatts of its total capacity from certain qualifying facilities (QFs). The capacity currently available from QFs represents about 10% of Florida Power’s total installed system capacity. (See Item 2 “Properties — Utility Operations”, Item 7 “MD&A — Fuel, Purchased Power and Energy Conservation Costs” and Note 12 to the Financial Statements.)

REGULATORY MATTERS

Florida Power is subject to the jurisdiction of the FPSC with respect to retail rates, customer service, planning, construction of facilities, accounting, issuance of securities and other matters. In addition, Florida Power is subject to regulation by the Federal Energy Regulatory Commission (“FERC”) with respect to transmission and sales of wholesale power, accounting and certain other matters. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service plus a reasonable rate of return on its equity. Increased competition, as a result of industry restructuring, may affect the ratemaking process. (See Item 7 “MD&A — Industry Restructuring”.)

The FPSC oversees the retail sales of the state’s investor-owned utilities. The FPSC authorizes retail “base rates” that are designed to provide a utility with the opportunity to earn a specific rate of return on its “rate base”, or average investment in utility plant. These rates are intended to cover all reasonable and prudent expenses of utility operations and to provide investors with a fair rate of return. The FPSC has authorized a return on equity range for Florida Power of 11-13 percent and its retail base rates are based on the mid-point of that range — 12 percent. For further information with respect to rates and other regulatory matters, see Item 7 “MD&A — Restructuring Issues — Impact on Florida Power” and Notes 1 and 13 to the Financial Statements.

Florida Power’s CR3 nuclear plant is subject to regulation by the NRC. The NRC’s jurisdiction encompasses broad supervisory and regulatory powers over the construction and operation of nuclear reactors, including matters of health and safety, antitrust considerations and environmental impact. Florida Power currently has a 91.8% ownership interest in CR3. The purchase by Florida Power of the city of Tallahassee’s ownership interest (1.3%) received regulatory approval from the FPSC, FERC, and NRC. The purchase was completed in the third quarter of 1999. There were no capital expenditures related to this purchase. (See Note 5 to the Financial Statements.)

ENVIRONMENTAL MATTERS

Florida Power is subject to federal, state and local regulations dealing with air and water quality and other environmental matters. Seven new industries, including the electric utility industry, submitted for the first time chemical release data to the United States Environmental Protection Agency (“EPA”) as part of its Toxic Release Inventory (“TRI”) annual reporting requirement. This process requires electric utilities that burn coal or oil for power generation to identify and report releases to the environment of more than 650 designated chemicals and chemical compounds. The reports, which were submitted in July 1999, quantified 1998 releases. Four Florida Power facilities met the reporting thresholds for approximately 18 chemicals. The EPA will release statistics to the public in the spring of 2000. The total cost to Florida Power of reporting under TRI rules was approximately $350,000 in 1999 and is estimated to be $250,000 each year thereafter.

AIR: All of Florida Power’s air emission sources meet the air quality standards currently set by the Florida Department of Environmental Protection (“FDEP”) and/or the EPA.

The Clean Air Act Amendments of 1990 (“CAAA”), under Title IV, Acid Rain Control (“Title IV”), set a permanent national cap on emissions of sulfur dioxide. The cap is being implemented in two phases. Phase I limitations became effective in 1995. Florida Power does not have any Phase I units and was not affected. Phase II, which began January 1, 2000, imposes additional reductions on sulfur dioxide emissions. Florida Power expects to be able to meet its emission limitations without significant capital investments. Florida Power will use a combination of lower emitting fuels, such as natural gas, low sulfur coal and oil, along with limited use of allowance credits to meet its annual emission obligations.

Also in Phase II, emissions of nitrogen oxides from coal fired power plants are limited. Florida Power is already meeting federal limits on three of its four coal units. To meet Phase II limitations on the fourth unit, Florida Power completed burner modifications to lower emissions. The capital cost of this project is approximately $5 million, of which the majority of costs were incurred prior to 1999. The project was completed in the fourth quarter of 1999, and to date this unit is also in compliance with its emission limitations.

Under Title III of the CAAA, the EPA is studying the emission of hazardous air pollutants and, where appropriate, promulgating emission limitations for specific source categories. Depending on the results of these studies and the EPA’s determination of the need for additional limitations, Florida Power could be required to incur additional capital expenditures and operating expenses. Under Title V of the CAAA, Florida Power is required to pay annual operating fees to the FDEP based on the previous year’s emissions. For 1999, these fees totaled approximately $800,000. It is anticipated that the costs for 2000 will be a similar amount.

In addition to the Title IV projects discussed above, Florida Power’s environmental expenditures were approximately $2 million for air quality improvement projects for the year ending December 31, 1999. Planned expenditures are estimated to be approximately $2 million for the year ended December 31, 2000. The EPA and certain northeastern states are proposing that many industrial facilities in the midwest and southeastern U.S. reduce emissions to meet ambient air quality standards for ozone. None of Florida Power’s generating plants are affected by this initiative.

WATER: All of Florida Power’s facilities meet the water quality requirements imposed by the FDEP and/or the EPA. Currently, there are no regulatory requirements that would require material capital investments. To help meet the future electricity needs of its customers, Florida Power has built a new power plant complex in Polk County, Florida, named the Hines Energy Complex. (See Item 2, “Properties — Utility Operations — Planned Generation”.) Approximately $28.6 million was spent through December 31, 1999 on environmental projects related to site development at the Hines Energy Complex, mainly for water resource related facilities. Florida Power’s construction program includes approximately $7.5 million of environmental expenditures for water resource projects at other Florida Power facilities for the year ending December 31, 2000.

WASTE MATERIALS: Florida Power is nearing completion of its program to reduce electrical equipment utilizing polychlorinated biphenyls (“PCB”). All regulatory compliance dates have been met. All PCB transformers (i.e. those having greater than 500 ppm PCB) have been removed from Florida Power’s electric generating plants, except for one small plant. Removal of PCB transformers from this final plant will be delayed until Florida Power decides whether and for how long the plant will remain in operation.

STORAGE TANK PROGRAM: The regulation of underground and aboveground storage tanks affects virtually every Florida Power pollutant storage tank with a capacity of 100 gallons or greater, including vehicular fuel tanks, bulk fuel storage tanks, mineral acid tanks, hazardous material tanks and compression vessels. The FDEP’s storage tank regulations require the replacement or upgrading of tanks that are not protected from corrosion, and the installation of release detection and secondary containment systems. These requirements were met by the end of 1999. In addition, there are FDEP storage tank regulations that require the upgrading of some tank systems with impenetrable dike field areas by the year 2005 and double bottoms by the year 2009. Florida Power expects construction expenditures through 2009 related to compliance with these regulations to be approximately $2.4 million.

As of January 1, 1999, there no longer exists any state funded petroleum cleanup programs for new contaminations. However, Florida Power believes that for the majority of past storage tank contamination cleanup expenditures it will qualify under one of two continuing programs. Under one program, Florida Power is required to pay a deductible and the State of Florida will pay for the remaining portion of the cleanup. Under the second program, Florida Power would be responsible for a Contamination Assessment and 25% of the total remediation, with the state of Florida funding the remaining 75% of the cleanup. Expenditures for the year ended December 31, 1999 were approximately $1 million.

ELECTROMAGNETIC FIELDS:

The potential adverse effect of electromagnetic fields, or electric and magnetic fields (“EMF”), upon human health continues to be an important issue in the siting, construction and operation of electric transmission and distribution systems. EMF from a variety of sources, including transmission and distribution lines, have been the subject of many studies and much public discussion for more than 20 years.

The National Institute of Environmental Health Sciences (“NIEHS”) recently completed an in depth research program. This program was co-funded by federal and private utilities, including Florida Power. The findings were presented to the U.S. Congress in June, 1999. The program concluded that there is a small probability that EMF exposure is truly a health hazard. However, NIEHS also concludes that EMF exposure “cannot be recognized at this time as entirely safe, because of weak scientific evidence that exposure may pose a leukemia hazard.” Research will continue in an attempt to determine if the EMF exposure does, in fact, pose a health hazard.

Because of its exclusive jurisdiction to regulate EMF associated with electric transmission and distribution lines and substation facilities in Florida, the FDEP has adopted rules that establish certain EMF limits for new transmission lines and substations. The rules also require an annual review of the state of the scientific research into the potential adverse effects of EMF upon human health. The staff of the FDEP provides an annual progress report to the Environmental Regulation Commission. In the spring of 1999, based on its review of the scientific research, the staff recommended that no revision of the current EMF standards be made. The Environmental Regulation Commission adopted the staff’s recommendation and made no revision to EMF standards.

Florida Power believes that compliance with these EMF rules, which at present essentially maintain the status quo with respect to regulated EMF exposure levels, will not have a material adverse effect on the cost of constructing or maintaining new transmission lines or substations. However, there always is a potential for lawsuits brought by plaintiffs alleging damages caused by EMF.

Florida Power’s management monitors developments in research concerning the potential health effects of EMF, EMF mitigation technologies and procedures, and significant actions by principal federal and Florida agencies related to EMF.

OTHER ENVIRONMENTAL MATTERS: Florida Power has received notices from the EPA that it is or could be a potentially responsible party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA” or “Superfund”) and the Superfund Amendment and Reauthorization Act. CERCLA was enacted by Congress in 1980 and provides broad federal authority to respond directly to releases or threatened releases of hazardous substances that may endanger public health or the environment. Florida Power may be liable, together with others, for the costs of cleaning up several contaminated sites identified by the state and federal agencies. In addition to these designated sites, there are other sites where Florida Progress affiliates may be responsible for additional environmental cleanup. For further information concerning certain environmental matters relating to Florida Power, see paragraphs 10-12 under Item 3 “Legal Proceedings” and Note 13 to the Financial Statements.

EMPLOYEES

As of December 31, 1999, Florida Power had 4,732 regular full-time employees. The International Brotherhood of Electrical Workers represents approximately 2,059 of these full-time employees. The current union contract was ratified in December 1999 and expires in December 2002.

DIVERSIFIED OPERATIONS

Florida Progress’ diversified operations are owned directly or indirectly through Progress Capital, a Florida corporation and wholly owned subsidiary of Florida Progress. Progress Capital holds the capital stock of, and provides funding for, Florida Progress’ non-utility subsidiaries. Its primary subsidiary is Electric Fuels. Formed in 1976, Electric Fuels is an energy and transportation company with operations organized into three business units. Electric Fuels’ energy and related services business unit supplies coal to Florida Power’s Crystal River Energy Complex and other utility and industrial customers. This business unit also produces and sells natural gas and synthetic fuel along with operating terminal services and offshore marine transportation. Electric Fuels’ inland marine transportation business unit, MEMCO Barge Line, Inc. (“MEMCO”), transports coal and dry-bulk cargoes primarily on the Mississippi, Illinois and Ohio rivers. The rail services business unit, led by Progress Rail Services Corporation (“Progress Rail”), is one of the largest integrated processors and suppliers of railroad materials in the country. With operations in 24 states, Canada and Mexico, Progress Rail offers a full range of railcar parts, maintenance-of-way equipment, rail and other track material, railcar repair facilities, railcar scrapping and metal recycling as well as railcar sales and leasing.

In October 1998, Florida Progress formed a new subsidiary, Progress Telecommunications Corporation (Progress Telecom). This subsidiary was formed to market wholesale fiber-optic-based capacity service in Florida as well as key markets in the southeast to long-distance carriers, internet service providers and other telecommunications companies. Progress Telecom will also market wireless structure attachments to wireless communication companies and governmental entities. As of December 31, 1999, Progress Telecom owned and managed approximately 1,100 route miles and approximately 61,000 fiber miles of fiber optic cable.

As of December 31, 1999, Progress Capital and its subsidiaries had 4,597 regular full-time employees. (For additional information with respect to Progress Capital and its subsidiaries, see Item 7 “MD&A — Operating Results — Diversified Operations”, Note 11 to the Financial Statements.”)

COMPETITION

Florida Progress’ non-utility subsidiaries compete in their respective marketplaces in terms of price, quality of service, location and other factors. Electric Fuels competes in several distinct markets: its coal and synthetic fuel operations compete in the eastern United States utility and industrial coal markets; its marine transportation and barge operations compete in the coal, grain and bulk products transportation markets on the Ohio, Illinois and lower Mississippi rivers; its marine equipment repair business competes in the inland river and gulf coast repair markets; and its rail operations compete in the railcar repair, parts and associated services markets primarily in the eastern United States, in the midwest and west. Factors contributing to Electric Fuels’ success in these markets include a competitive cost structure, strategic locations and, in the case of its marine transportation operations, a modern fleet. There are, however, numerous competitors in each of these markets, although no one competitor is dominant in any industry. The business of Electric Fuels and its subsidiaries, taken as a whole, is not subject to significant seasonal fluctuation. Progress Telecom competes with other providers of fiber-optic telecommunications services, including local exchange carriers and competitive access providers, primarily in Florida. (For further information with respect to Florida Progress’ non-utility subsidiaries and competition, see Item 7 “MD&A — Diversified Operations.”)

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

The Environmental Services Department of Electric Fuels reviews existing and emerging environmental regulations, disseminates applicable environmental information throughout the organization and conducts site specific environmental compliance audits. Transactional environmental assessments are performed on new acquisitions to determine the potential environmental liabilities associated with the facilities being considered. Compliance with environmental laws and regulations has not had a material effect on Electric Fuels’ capital expenditures, earnings or competitive position, and Electric Fuels does not anticipate making any material capital expenditures for environmental facilities through the end of 2001.

(For further information concerning certain environmental matters relating to Florida Progress’ diversified operations, see Note 13 to the Financial Statements.)

ITEM 2. PROPERTIES

Florida Progress believes that its physical properties and those of its subsidiaries are adequate to carry on its and their businesses as currently conducted. Florida Progress and its subsidiaries maintain property insurance against loss or damage by fire or other perils to the extent that such property is usually insured. (See Note 13 to the Financial Statements.) Substantially all of Florida Power’s utility plant is pledged as collateral for Florida Power’s First Mortgage Bonds. (See Note 8 to the Financial Statements.) Certain river barges and tug/barge units owned or operated by Electric Fuels are subject to liens in favor of certain lenders.

UTILITY OPERATIONS

GENERATION: As of December 31, 1999, the total net winter generating capacity of Florida Power’s generating facilities, including CR3, was 8,267 MW. This capacity was generated by 13 steam units with a capacity of 4,740 MW, two combined cycle units with a capacity of 752 MW and 44 combustion turbine units with a capacity of 2,775 MW.

In April 1999, the first generating unit at the Hines Energy Complex in Polk County was placed in service. Hines Unit 1 uses a combined-cycle technology and is fueled by natural gas, with oil as a back-up fuel, and is capable of producing up to approximately 530 megawatts. Florida Power has obtained capacity on the Florida Gas Transmission Company’s system for the transportation of natural gas to the Hines Energy Complex. This transportation will serve a portion of the plant’s requirements. Florida Power also has contracted with other providers for natural gas supply and its transportation for the remaining portion of the plant’s requirements. Florida Power has subscribed to Florida Gas Transmission Company’s Phase IV expansion that will provide additional gas transportation on a system basis to various plants, including those at the Hines Energy Complex and at Intercession City.

Florida Power’s ability to use its generating units may be adversely impacted by various governmental regulations affecting nuclear operations and other aspects of Florida Power’s business. (See “Regulatory Matters and Franchises” and “Environmental Matters” under Item 1 “Business — Utility Operations — Florida Power.”) Operation of these generating units may also be substantially curtailed by unanticipated equipment failures or interruption of fuel supplies. Florida Power expects to have sufficient system capacity, access to purchased power and demand-side management capabilities to meet anticipated future demand. (See Item 2 “Planned Generation.”)

Florida Power’s generating plants (all located in Florida) and their capacities at December 31, 1999, were as follows:

						Winter Net
						Maximum
	Primary/			Combined	Combustion	Dependable
	Alternate	Location	Steam	Cycle	Turbine	Capacity
Plants	Fuel	(County)	MW	MW	MW	MW

Crystal River:		Citrus
Unit #1	Coal		383	—	—	383
Unit #2	Coal		479	—	—	479
Unit #3*	Uranium		782	—	—	782
Unit #4	Coal		722	—	—	722
Unit #5	Coal		732	—	—	732

			3,098			3,098

Anclote	Oil/Gas	Pasco	1,044	—	—	1,044
Bartow	Oil/Gas	Pinellas	452	—	219	671
Suwannee River	Oil/Gas	Suwannee	146	—	201	347
Hines Unit I	Gas/Oil	Polk	—	529	—	529
Tiger Bay	Gas	Polk	—	223	—	223
Avon Park	Oil/Gas	Highlands	—	—	64	64
Bayboro	Oil	Pinellas	—	—	232	232
DeBary	Oil/Gas	Volusia	—	—	762	762
Higgins	Gas	Pincellas	—	—	134	134
Intercession City**	Oil/Gas	Osceola	—	—	912	912
Rio Pinar	Oil	Orange	—	—	16	16
Turner	Oil	Volusia	—	—	194	194
University of Fla.	Gas	Alachua	—	—	41	41

			4,740	752	2,775	8,267

*	Represents 91.8% of total plant capacity. The remaining 8.2% of capacity is owned by other parties.
**	Florida Power and Georgia Power Company (“Georgia Power”) are co-owners of a 168 MW advanced combustion turbine located at Florida Power’s Intercession City site. Georgia Power has the exclusive right to the output of this unit during the months of June through September. Florida Power has that right for the remainder of the year.

As of December 31, 1999, including both the total net winter generating capacity of 8,267 MW and the total firm contracts for purchased power of approximately 1,300 MW (as identified in Item 1 under the heading “Purchased Power”), Florida Power had total capacity resource of approximately 9,567 MW.

PLANNED GENERATION: In 1999, state regulators approved a plan to increase the level of reserve generating capacity in Florida from 15 percent to 20 percent by the summer of 2004. In response, Florida Power will seek proposals from qualified bidders, as required by the FPSC, to provide new generating capacity to be available beginning in 2003 at a lower cost than if the generation were obtained from Florida Power’s construction of a planned second generating unit at the Hines site. The bids will be evaluated on the basis of location, price, reliability and other factors. Hines 2 will use the same combined-cycle technology as Hines Unit 1 and is expected to have a winter generating capacity of approximately 570 megawatts.

Construction has commenced on three peaking power generation units at Florida Power’s Intercession City site. The units are designed to provide electricity during periods of peak customer demand and are projected to provide a total of approximately 280 MW of power beginning in December 2000. The new units are combustion turbine units capable of using either natural gas or oil, depending on cost and availability of those fuel sources.

NUCLEAR PLANT AND NUCLEAR INSURANCE: Information regarding the nuclear plant and nuclear insurance is contained in Notes 5 and 13, respectively, to the Financial Statements.

TRANSMISSION AND DISTRIBUTION: As of December 31, 1999, Florida Power distributed electricity through 365 substations with an installed transformer capacity of 43,621,540 kilovolt amperes (“KVA”). Of this capacity, 29,649,250 KVA is located in transmission substations and 13,972,290 KVA in distribution substations. Florida Power has the second largest transmission network in Florida. Florida Power has 4,687 circuit miles of transmission lines, of which 2,645 circuit miles are operated at 500, 230, or 115 kilovolts (“KV”) and the balance at 69 KV. Florida Power has 25,409 circuit miles of distribution lines, which operate at various voltages ranging from 2.4 to 25 KV.

Florida Power along with 19 other in-state electric utilities and 13 non-utilities comprise the Florida Reliability Coordinating Council (“FRCC”), which was approved by the North American Electric Reliability Council (“NERC”) as the tenth region of NERC. The FRCC is responsible for ensuring the reliability of the bulk power electric system in peninsular Florida.

Florida Power and six other FRCC transmission providers have established the Florida Open Access Sametime Information System. This is an internet location where transmission customers may obtain transmission information and submit requests for service or resell service rights.

FERC Order No. 2000, which was issued in December 1999, encouraged all transmission-owning utilities to turn over operation of their transmission systems to Regional Transmission Organizations (“RTOs”). As a part of a February 2000 FERC filing for approval of the share exchange with CP&L, Florida Progress has made a commitment to the FERC to participate in an RTO. Florida Progress has committed to file for FERC approval to establish or join an RTO in its respective region no later than 90 days after completing the share exchange. (See Item 7 “MD&A — Restructuring Issues — Impact on Florida Power, Regional Transmission Organizations.”)

DIVERSIFIED OPERATIONS

Electric Fuels owns and/or operates approximately 6,000 railcars, 100 locomotives, 1,200 river barges and 21 river towboats that are used for the transportation and shipping of coal, steel and other bulk products. Through joint ventures, Electric Fuels has five oceangoing tug/barge units. An Electric Fuels subsidiary, through another joint venture, owns one-third of a large bulk products terminal located on the Mississippi River south of New Orleans. The terminal handles coal and other products. Electric Fuels provides dry-docking and repair services to towboats, offshore supply vessels and barges through operations it owns near New Orleans, Louisiana.

Electric Fuels controls, either directly or through subsidiaries, coal reserves located in eastern Kentucky and southwestern Virginia. Electric Fuels owns properties that contain estimated proven and probable coal reserves of approximately 185 million tons and controls, through mineral leases, additional estimated proven and probable coal reserves of approximately 30 million tons. The reserves controlled by Electric Fuels include substantial quantities of high quality, low sulfur coal that is appropriate for use at Florida Power’s existing generating units. Electric Fuels’ total production of coal during 1999 was approximately 3.3 million tons.

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

Another Electric Fuels subsidiary owns a majority interest in a partnership, located in eastern Kentucky, which produces synthetic fuel. In addition, another Electric Fuels subsidiary has a minority interest in two other synthetic fuel plants located in West Virginia. In October 1999, Electric Fuels subsidiaries purchased four additional synthetic fuel plants. Two of the plants were relocated and began operations at Electric Fuels coal mines in Kentucky and Virginia. The other two plants are expected to be operational during 2000. Electric Fuels believes that synthetic fuel produced and sold from these operations qualifies for federal tax credits under Section 29 of the Internal Revenue Code.

A subsidiary of Electric Fuels has acquired oil and gas leases on 5,080 acres in Garfield County, Colorado, containing proven natural gas net reserves of 49.0 billion cubic feet. This subsidiary currently operates 36 gas wells on the property. Total natural gas production in 1999 was 2.6 net billion cubic feet.

Progress Rail, an Electric Fuels subsidiary, is one of the largest integrated processors of railroad materials in the United States, and is a leading supplier, of new and reconditioned freight car parts, rail, rail welding and track work components, railcar repair facilities, railcar and locomotive leasing, maintenance-of-way equipment and scrap metal recycling. It has facilities in 24 states, Mexico and Canada.

Another subsidiary of Electric Fuels owns and operates a manufacturing facility at the Florida Power Energy Complex in Crystal River, Florida. The manufacturing process utilizes the fly ash generated by the burning of coal as the major raw material in the production of lightweight aggregate used in construction building blocks.

Progress Telecom serves Florida Power’s entire service area, which covers approximately 20,000 square miles in 32 counties, as well as other areas in Florida and in the Southeast U.S. As part of its broadband capacity services, dark fiber and wireless services, Progress Telecom’s statewide fiber-optic network consists of 1,100 route miles, 61,000 miles of fiber strands and 80 cellular towers.

ITEM 3. LEGAL PROCEEDINGS

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

Florida Power has interpreted the pricing provision in its qualifying facility (“QF”) contracts to allow it to pay an as-available energy price rather than a higher firm energy price when the avoided unit upon which the contract is based would not have been operated.

On February 13, 1996, Metropolitan Dade County (“Dade”) and Montenay Power Corp. (“Montenay”) filed a complaint in the above-referenced state court seeking a declaratory judgment that their interpretation of the energy pricing provision in their QF contract was correct, and damages in excess of $1.3 million for breach of that contract.

On May 14, 1996, Dade and Montenay filed suit against Florida Power in the above-referenced federal district court based on essentially the same facts as presented in the state court case, but alleging violations of federal antitrust laws and demanding unspecified treble damages. In March 1997, the plaintiffs amended the federal court case to include Florida Progress and Electric Fuels. In

June 1998, the judge granted the defendants’ Motion for Summary Judgement and dismissed the case. Dade and Montenay filed a Notice of Appeal with the 11th Circuit Court of Appeals in October 1998.

On February 23, 1998, Florida Power filed a petition with the FPSC for a Declaratory Statement that the previous FPSC-approved negotiated contract between the parties limits energy payments thereunder to the avoided costs based upon an analysis of a hypothetical unit having the characteristics specified in the contract. In October 1998, the FPSC denied the Florida Power petition for Declaratory Statement. In January 1999, Florida Power filed a Notice of Appeal of the FPSC denial with the Florida Supreme Court. The issues on appeal are identical to those in the NCP Lake Power (“Lake”) case (see item 2 below), and consequently the Florida Supreme Court agreed to consolidate the appeals. Oral argument was heard in December 1999.

In May 1999, the parties reached an agreement in principal to settle the dispute, including all of the ongoing litigation except the Florida Supreme Court appeal of the FPSC order in the docket cited above. In September 1999, the final terms of the settlement agreement were reduced to writing. Among other things, the agreement will generally require Florida Power to pay the firm energy price for 16 hours per day, and the as-available price for 8 hours per day. The agreement was approved by the Dade County Commission in December 1999, but is subject to further approval by the FPSC.

(See Note 13 to the Financial Statements — Commitments and Contingencies — Legal Matters — Qualifying Facilities Contracts.)

2.	NCP Lake Power, Inc. v. Florida Power Corporation, Florida Circuit Court, Fifth Judicial Circuit for Lake County, Case No. 94-2354-CA-01

In re: Petition for Declaratory Statement Regarding the Negotiated Contract for Purchase of Firm Capacity and Energy between Florida Power Corporation and Lake Cogen, LTD., Florida Public Service Commission, Docket No. 980509-EQ.

On October 21, 1994, NCP Lake Power, Inc. (“Lake”), a general partner of Lake Cogen, Ltd., filed the above-referenced suit against Florida Power asserting breach of its QF contract and requesting a declaratory judgment. In December 1996, Florida Power filed a petition with the FPSC seeking approval of a settlement agreement between Florida Power and Lake. In November 1997, the FPSC declined approval, finding the proposed settlement would exceed Florida Power’s avoided costs.

On April 9, 1998, Florida Power filed a petition with the FPSC for a Declaratory Statement that the contract between the parties limits energy payments thereunder to the avoided costs based upon an analysis of a hypothetical unit having the characteristics specified in the contract. In October 1998, the FPSC denied the petition. In January 1999, Florida Power filed a Notice of Appeal of this FPSC order with the Florida Supreme Court. This appeal was consolidated with the Montenay/Dade appeal reported in item 1 above, and oral argument was heard in December 1999.

Trial on Lake’s action was held in Circuit Court in November and December 1998. In April 1999, the judge entered a non-final trial order. The judge granted Lake’s breach of contract claim and ruled that Lake is entitled to receive “firm” energy payments during the on-peak hours, but for all other hours Lake is entitled to the “as-available” rate. The judge denied Lake’s breach of contract claim relating to a coal pricing dispute, denied Lake’s claim for injunctive relief and denied the Florida Power counterclaims. The court reserved jurisdiction to enable the parties to present evidence on damages. After hearing evidence on damages, in August 1999, the court issued a Final Judgment awarding Lake historic damages in the amount of $4,480,247. Lake filed a Notice of Appeal, and in September 1999, Florida Power filed a notice of cross appeal.

(See Note 13 to the Financial Statements — Commitments and Contingencies — Legal Matters — Qualifying Facilities Contracts.)

3.	Wanda L. Adams, et al. v. Florida Power Corporation and Florida Progress Corporation, U.S. District Court, Middle District of Florida, Ocala Division, Case No. 95-123-C.V.-OC-10.

On October 13, 1995, Florida Power and Florida Progress were served with a multi-party lawsuit involving 17 former Florida Power employees. The plaintiffs generally alleged discrimination in violation of the Age Discrimination and Employment Act and wrongful interference with pension rights in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”) as a result of their involuntary terminations during Florida Power’s reduction in force. While no dollar amount is specified, each Plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorney’s fees. The Plaintiffs subsequently filed motions adding 39 additional plaintiffs.

In November 1995, Florida Power filed its answer, a motion to dismiss Florida Progress, and a counterclaim against five of the plaintiffs who signed releases, promising, among other things, not to sue Florida Power with respect to matters involving their employment or termination. The counterclaim sought enforcement of the agreement, dismissal of plaintiffs’ complaints, and an award of attorneys fees and costs of litigation.

In October 1996, the court approved a joint stipulation to provisionally certify the case as a class action pursuant to the Age Discrimination in Employment Act. By May 28, 1997, the final day for individuals to “opt into” this action, 61 additional former employees elected to do so, for a total of 116 plaintiffs.

In June 1998, the judge issued an order on several pending motions. The motion to dismiss Florida Progress was denied, but all the ERISA claims were dismissed and the state age claims of 5 plaintiffs were dismissed. The Motion to Dismiss 4 plaintiffs’ federal age claims based on Statute of Limitations violations was granted.

In December 1998, Florida Power and the plaintiff’s engaged in informal settlement discussions, which were terminated on December 22, 1998. However, the plaintiffs have filed a motion to enforce a purported $11 million oral settlement agreement. Florida Power denied that such an agreement existed and filed responsive pleadings to that effect.

In August 1999, the Court dismissed the state law claims of an additional 69 plaintiffs who executed releases upon termination (bringing the total number of state law claims dismissed to 74), granted the Florida Power motion to decertify the class, and denied the plaintiff’s motion to enforce the alleged $11 million oral settlement agreement. In October 1999, the judge certified the question of whether the case should be tried as a class action to the Eleventh Circuit Court of Appeals for immediate appellate review. In December 1999, the Eleventh Circuit Court of Appeals agreed to review the decertification question.

(See Note 13 to the Financial Statements — Commitments and Contingencies — Legal Matters — Age Discrimination Suit.)

4.	Florida Power Corporation v. United States, U.S. Court of Federal Claims, Civil Action No. 96-702C.

Consolidated Edison Co., et al v. United States, United States District Court, Southern District of New York, Case No. 98-CIV-4115

On November 1, 1996, Florida Power filed suit against the U.S. Government in the U.S. Court of Claims alleging breach of contract and illegal taking of property without just compensation. The suit arises out of several contracts under which the government provided uranium enrichment services at fixed prices. After Florida Power paid for all services provided under the contracts, the government, through federal legislation enacted in 1992, imposed a retroactive price increase in order to fund the decontamination and decommissioning of the government’s gaseous diffusion uranium enrichment facilities. The government is collecting this increase through an annual “special assessment” levied upon all utilities that had enrichment services contracts with the government. Collection of the special assessments began in 1992 and is scheduled to continue for a fifteen-year period.

To date, Florida Power has paid more than $11 million in special assessments, and if continued throughout the anticipated fifteen-year life, the special assessments would increase the cost of Florida Power’s contracts by more than $23 million. Florida Power seeks an order declaring that all such special assessments are unlawful, and an injunction prohibiting the government from collecting future special assessments, and damages of approximately $9.5 million, plus interest.

In June 1998, Florida Power, Consolidated Edison Co. and 15 other utilities filed an action for declaratory judgement against the United States in the Southern District Court of New York, challenging the constitutionality of the $2.25 billion retroactive assessment imposed by the federal government on domestic nuclear power companies to fund the decommissioning and decontamination of the government’s uranium enrichment facilities. In August 1998, the utilities filed an Amended Complaint adding several additional utilities as plaintiffs.

In February 1999, the court granted Florida Power’s motion to stay the Claims Court action, pending resolution of the District Court case. In April 1999, the Court ruled that the District Court had subject matter jurisdiction, and denied the Government’s motion to transfer the action to the Claims Court. Since then, the parties have filed various other procedural pleadings.

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

Michael Farrimond, Pamela S. Farrimond, Angela Fry, Jowhna Hill, and Barbara Hodges, for themselves and all others similarly situated v. Florida Progress Corporation, a Florida corporation, Jack Barron Critchfield, George Ruppel, Thomas Steven Krzesinski, Richard Korpan, Richard Donald Keller, James Lacy Harlan, Gerald William McRae, Thomas Richard Dlouhy, Andrew Joseph Beal and Robert Terry Stuart, Jr., District Court of Oklahoma County, State of Oklahoma, Case No. CJ-99-130-65

On April 14, 1997, the Insurance Commissioner of the State of Oklahoma (“Commissioner”) received approval from the Oklahoma County District Court to temporarily seize control as receiver of the operations of Mid-Continent Life Insurance Company (“Mid-Continent”). The Commissioner had alleged that Mid-Continent's reserves were understated by more than $125 million, thus causing Mid-Continent to be statutorily impaired. The Commissioner further alleged that Mid-Continent had violated Oklahoma law relating to deceptive trade practices in connection with the sale of its “Extra Life” insurance policies and was not entitled to raise premiums, a key element of Mid-Continent’s plan to address the projected reserve deficiency. On May 23, 1997, the District Court of Oklahoma County granted the application of the Commissioner to place Mid-Continent into receivership and ordered the Commissioner to develop a plan of rehabilitation for Mid-Continent. Inconsistently, the court ruled that premiums could be raised on Mid-Continent policies. Both parties appealed to the Oklahoma Supreme Court, but these appeals were withdrawn in February 1999.

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

On January 19, 1999, five Mid-Continent policyholders filed a purported class action against Mid-Continent and the same defendants named in the former case filed by Commissioner Crawford. The complaint contains substantially the same factual allegations as the December 22, 1997 case. The Defendants’ motions to dismiss were granted in June, and again in October 1999. A hearing was held in January 2000 on the issue of whether the dismissal was with or without prejudice. At that hearing, the Court ruled that the dismissal was without prejudice and granted the policyholders leave to amend their complaint once again. The plaintiffs filed a second amended complaint in late January, 2000. The complaint as now amended seeks at least $472 million in actual damages, plus punitive damages. In February 2000, each of the receiver, and Florida Progress and other defendants, filed motions to dismiss the second amended complaint. The court denied those motions on March 22.

A new Oklahoma Insurance Commissioner was elected in November 1998 and has stated his intention to work with Florida Progress and others to develop a plan to rehabilitate Mid-Continent rather than pursue litigation against Florida Progress. Florida Progress’ actuarial estimate of the additional assets necessary to fund the reserve, after applying Mid-Continent’s statutory surplus, is in the range of $100 million. The amount stated by the actuary hired by the former Commissioner was in the range of $350 million. Florida Progress believes that any estimate of the projected reserve deficiency would affect only the assets of Mid-Continent, because Florida Progress has legal defenses to any claims asserted against it. Florida Progress is working with the new Commissioner to develop a viable plan to rehabilitate Mid-Continent, which would include the sale of that company. In June 1999, bids were received and evaluated for the rehabilitation of Mid-Continent.

In October 1999, the Commissioner signed a Letter of Intent with Iowa-based Life Investors Insurance Company of America, a wholly owned subsidiary of AEGON USA, Inc., concerning the assumption of all policies of Mid-Continent. In a letter of intent prepared in connection with the rehabilitation, Florida Progress agreed to assign all of Mid-Continent’s stock to the receiver, and contribute $10 million to help offset future premium rate increases or coverage reductions, provided that, among other things, Florida Progress receives a full release from liability, and the receiver’s action against Florida Progress is dismissed, with prejudice. The $10 million was proposed to be held by the receiver in escrow by the Commissioner for a period of 10 years, invested for the benefit of the policyholders, and is expected to yield approximately $20 million. Any proposed premium increases would be offset by this fund until it is exhausted. The Mid-Continent plan was originally scheduled to be considered by the Oklahoma County District Court in December 1999, but the Court postponed its consideration and ruled that any party who wished to submit an alternative proposal must identify themselves to the Commissioner and the Court no later than December 31, 1999. Four proposers other than Life Investors have so identified themselves. Florida Progress now believes that as part of any plan of rehabilitation, Florida Progress will be required to contribute the aforementioned $10 million regardless of which party ultimately assumes the policies of Mid-Continent.

Florida Progress intends to vigorously defend itself against all of the outstanding charges and cooperate with the receiver to gain the court’s approval of a rehabilitation plan that serves the best interests of the policyholders.

(See Item 7 MD&A, Diversified Operations — Mid-Continent Life Insurance Company and Note 13 to the Financial Statements — Commitments and Contingencies — Legal Matters — Mid-Continent Life Insurance Company.)

6.	Calgon Carbon Corporation v. Potomac Capital Investment Corporation, Potomac Electric Power Company, Progress Capital Holdings, Inc., and Florida Progress Corporation, United States District Court for the Western District of Pennsylvania, Civil Action No. 98-0072.

Calgon Carbon Corporation (“Calgon”) filed a complaint on January 12, 1998, asserting securities fraud, breach of contract and other claims in connection with the sale to it by two of the defendants in December 1996 of their interests in Advanced Separation Technologies, Incorporated (“AST”), a corporation engaged in the business of designing and assembling proprietary separation equipment. Prior to closing, Progress Capital, a wholly owned subsidiary of Florida Progress, owned 80 percent of the outstanding stock of AST and Potomac Capital Investment Corporation (an entity unaffiliated with PCH or Florida Progress) owned 20 percent. Calgon paid PCH an aggregate of approximately $57.5 million (producing net proceeds of approximately $56 million after certain fees and expenses) in respect of PCH’s share of AST’s stock. Calgon claims that AST’s assets and revenues were overstated and liabilities and expenses were understated for 1996. Calgon also alleges undisclosed facts relating to accounting methodology, poor products, manufacturing and quality control problems and undisclosed warranty claims. Calgon seeks damages, punitive damages and the right to rescind the purchase. The defendants have filed a motion to dismiss all claims, which is pending.

(See Note 13 to the Financial Statements — Commitments and Contingencies — Legal Matters — Advanced Separation Technologies.)

7.	In Re: Joint Petition for Determination of Need for an Electrical Power Plant in Volusia County by the Utilities Commission, City of New Smyrna Beach, and Duke Energy New Smyrna Beach Power Company Ltd., L.L.P. Public Service Commission, Docket No. 981042—EM.

On August 28, 1998, Duke Energy New Smyrna Beach Power Company and the Utilities Commission of New Smyrna Beach filed a petition with the FPSC seeking a determination of need to build a 514 MW combined cycle electric power plant with an in-service date of November 1, 2001. In September 1998, Florida Power filed a Motion to Intervene and a Motion to Dismiss in that action. Florida Power believed that granting the petition would profoundly restructure Florida’s statutorily mandated approach to planning and siting generating capacity by contradicting a long standing FPSC interpretation of the Florida Power Plant Siting Act that has been affirmed by the Florida Supreme Court. Florida Power also believed that granting the petition would raise a host of significant related policy issues that are beyond the scope of this proceeding. On March 4, 1999, the FPSC voted to grant the Duke petition. In April 1999, Florida Power filed an appeal of the FPSC’s decision with the Florida Supreme Court.

8.	Lisa Fruchter, on behalf of herself and all others similarly situated v. Florida Progress Corporation; Richard Korpan; Clarence V. McKee; Richard A. Nunis; Jean Giles Wittner; Michael P. Graney; Joan D. Ruffier; Robert T. Stuart, Jr.; W. D. Frederick; and Vincent J. Naimoli. Circuit Court of the 6th Judicial Circuit in and for Pinellas County, Florida. Case No. 99-6167CI-20

In August 1999, Florida Progress announced that it entered into an Agreement (the Agreement) and Plan of Exchange with Carolina Power and Light Company (“CP&L”) and CP&L Holdings, Inc. (now CP&L Energy Inc. (“CP&L Energy”)), a wholly owned subsidiary of CP&L. All of the outstanding shares of common stock of Florida Progress would be acquired by CP&L Energy in a statutory share exchange. On September 27, 1999, Florida Progress and its directors were served with the above referenced lawsuit, filed on September 14, 1999, seeking class action status and injunctive relief (1) declaring that the Agreement and Plan of Exchange was entered into in breach of the fiduciary duties of the Florida Progress board of directors, (2) enjoining Florida Progress from proceeding with the share exchange, (3) rescinding the Agreement and Plan of Exchange, (4) enjoining any other business combination until an auction is conducted to obtain the highest price possible for Florida Progress, (5) directing the Florida Progress board of directors to commence such an auction, and (6) awarding the class appropriate damages. The complaint also seeks an award of costs and attorneys’ fees. Florida Progress believes this suit is without merit, and intends to vigorously defend itself against this action.

(See Note 13 to the Financial Statements — Commitments and Contingencies — Legal Matters - Share Exchange Litigation.)

9.	Wallace Bentley, et al. v. City of Tallahassee, Interstate Fibernet, Inc. and Florida Power Corporation, Circuit Court for Leon County, Florida. Case No. 98-7107.

In December 1998, Florida Power was served with this class action lawsuit seeking damages, declaratory and injunctive relief for the alleged improper use of electric transmission easements. The plaintiffs contend that the licensing of fiber optic telecommunications lines to third parties or telecommunications companies for other than Florida Power’s internal use along the electric transmission line right-of-way exceeds the authority granted in the easements. In June 1999, plaintiffs amended their complaint to add Progress Telecommunications Corporation (“Progress Telecom”) as a defendant and adding counts for unjust enrichment and constructive trust. In January 2000, the court conditionally certified the class statewide. In a mediation held in March 2000, the parties reached a tentative settlement of this claim. That settlement is subject to the resolution of procedural issues relating to class matters as well as court approval. If approved by the court, the settlement would not have a material adverse impact on the financial position, results of operations or liquidity of Florida Power or Progress Telecom.

(See Note 13 to the Financial Statements — Commitments and Contingencies — Legal Matters — Easement Litigation.)

10.	Peak Oil Company, Missouri Electric Works, 62nd Street Superfund Sites.

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

(See Note 13 to the Financial Statements — Commitments and Contingencies — Legal Matters — Contaminated Site Cleanup.)

11.	Sanford Gasification Plant Site, Sanford, Florida (“Sanford Site”)

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

In March 1998, Florida Power, Florida Power and Light Company, Atlanta Gas Company, Florida Public Utilities Company and the City of Sanford executed an Administrative Order on Consent (“AOC”) and a Site Participation Agreement with the EPA. By signing the AOC, the PRPs agreed, jointly and severally, to perform the Remedial Investigation, Baseline Risk Assessment and Feasibility Study (“RI/FS”) at the Sanford site. By executing the Site Participation Agreement, the PRPs agreed to an allocation of costs for a RI/FS for up to $1.5 million. Florida Power’s share is approximately 39.8% of these costs.

During the third and fourth quarters of 1999, the PRPs submitted several drafts of the RI/FS for the first phase of cleanup to the EPA. The EPA expects to publish a remedy for the first phase of cleanup by the end of March 2000, followed by a Record of Decision by the end of May 2000. Additional contributions for subsequent site remediation costs will be negotiated among the PRPs as the scope of clean-up efforts become more defined.

(See Note 13 to the Financial Statements — Commitments and Contingencies — Legal Matters — Qualifying Facilities Contracts.)

12.	Inglis Plant Site.

In April 1996, the EPA undertook an emergency removal of lead and arsenic contaminated soil at numerous locations within the Town of Inglis, including a residential area referred to as the “Garden Mall” subdivision. The EPA did not remove soil at Florida Power’s Inglis Power Plant Site, but limited groundwater, soil and sediment samples were taken at that property. In December 1998, the EPA conducted an Expanded Site Inspection (ESI) at this site, and obtained additional groundwater and soil samples from Florida Power’s Inglis property and the adjacent Withalacoochee River. A final copy of the EPA’s report, together with a Request for Information under CERCLA, was received in December 1999. A response was submitted to the EPA in late December 1999. Upon review, the EPA’s conclusions may change the current hazard ranking and ultimately result in the Inglis site being placed on the National Priorities List (NPL). If this property is placed on the NPL, the EPA may conduct remediation actions at the site and it is probable the EPA will seek repayment of those costs as well as investigative costs from the PRPs. Past costs currently exceed $3.5 million with Florida Power identified as the only major viable business associated with this site.

(See Note 13 to the Financial Statements — Commitments and Contingencies — Contaminated Site Cleanup.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

FLORIDA PROGRESS

Florida Progress’ common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange. The high and low price per share of Florida Progress’ common stock for each quarterly period and the dividends per common share paid on shares of Florida Progress’ common stock during the last two fiscal years appear in Item 8 on the “Quarterly Financial Data” table for Florida Progress at the end of the Notes to the Financial Statements, and is incorporated herein by reference.

In February 2000, Florida Progress’ Board announced an increase of one cent per share in the common stock quarterly dividend, which on an annual basis would increase the dividend from $2.18 to $2.22 per share. This represents an annual dividend growth rate of 1.8%. In 1999, Florida Progress’ dividend payout ratio was approximately 68% of earnings. Information concerning the Florida Progress dividend policy is set forth in Item 7 “MD&A — Liquidity and Capital Resources.”

Florida Progress’ Restated Articles of Incorporation do not limit the dividends that may be paid on its common stock. However, the primary source for payment of Florida Progress’ dividends consists of dividends paid to it by Florida Power. Florida Power’s Amended Articles of Incorporation and its Indenture dated as of January 1, 1944, under which it issues first mortgage bonds, contain provisions restricting dividends in certain circumstances. At December 31, 1999, Florida Power’s ability to pay dividends was not limited by these restrictions.

Florida Progress and Progress Capital have entered into a Second Amended and Restated Guaranty and Support Agreement dated as of August 7, 1996, pursuant to which Florida Progress has unconditionally guaranteed the payment of Progress Capital’s debt (as defined in the agreement).

Florida Progress did not issue any equity securities during 1999 that were not registered under the Securities Act. Progress Capital, however, has a privately-placed medium-term note program. (See Item 7 “Liquidity and Capital Resources -Diversified Operations”, and Note 8 to the Financial Statements.)

The approximate number of equity security holders of Florida Progress is as follows:

Number of Registered Holders
Title of Class	as of January 31, 2000 *

Common Stock without par value	41,113

*	The computation of registered holders includes record holders as well as individual positions in the Progress Plus Stock Plan.

FLORIDA POWER

All of Florida Power’s common stock is owned by Florida Progress, and as a result there is no established public trading market for the stock. For the past three years, Florida Power has paid quarterly dividends to Florida Progress totaling the amounts shown in the Statements of Shareholder’s Equity in the Financial Statements. Florida Power’s amended articles of incorporation, and its Indenture dated as of January 1, 1944, as supplemented, under which it issues first mortgage bonds, contain provisions restricting dividends in certain circumstances. At December 31, 1999, Florida Power’s ability to pay dividends was not limited by these restrictions.

ITEM 6.          SELECTED FINANCIAL DATA

	Annual Growth
	(in percent)
	1994-1999	1999	1998	1997		1996	1995	1994

FLORIDA PROGRESS CORPORATION

Summary of operations (in millions)
Utility revenues	4.8	$2,632.6	$2,648.2	$2,448.4		$2,393.6	$2,271.7	$2,080.5

Diversified revenues	13.5	1,212.5	972.1	868.0		764.3	736.1	644.8

Income from continuing operations	8.2	314.9	281.7	54.3	[1]	250.7	238.9	212.0

Loss from discontinued operations		—	—	—		(26.3) [4]	—	—

Net income	8.2	314.9	281.7	54.3	[1]	224.4	238.9	212.0

Balance sheet data (in millions):

Total assets	3.7	$6,528.2	$6,160.8	$5,760.0		$5,348.4	$5,550.4	$5,453.1

Capitalization:

Short-term capital	25.9	316.3	382.1	230.0		39.0	173.7	99.9

Long-term debt	3.3	2,154.1	2,250.4	2,377.8		1,776.9	1,662.3	1,835.2

Preferred stock	(25.2)	33.5	33.5	33.5		33.5	138.5	143.5

Company obligated mandatorily redeemable preferred securities	—	300.0	—	—		—	—	—

Common stock equity	.2	2,008.7	1,862.0	1,776.0		1,924.2	2,078.1	1,984.4

Total capitalization	3.4	$4,812.6	$4,528.0	$4,417.3		$3,773.6	$4,052.6	$4,063.0

Common stock data:

Average shares outstanding (in millions)	1.1	98.1	97.1	97.1		96.8	95.7	93.0

Earnings per share (basic and diluted):

Utility	5.7	$2.70	$2.56	$1.38	[2]	$2.40	$2.27	$2.05

Diversified continuing	17.3	.51	.34	(.82)	[3]	.19	.23	.23

Consolidated continuing	7.1	3.21	2.90	.56	[1]	2.59	2.50	2.28

Discontinued operations		—	—	—		(.27)	—	—

Consolidated	7.1	3.21	2.90	.56	[1]	2.32	2.50	2.28

Dividends per common share	1.8	2.18	2.14	2.10		2.06	2.02	1.99

Dividend payout		68.0%	73.8%	375.3%		88.9%	81.0%	87.7%

Dividend yield (year end)		5.2%	4.8%	5.4%		6.4%	5.7%	6.7%

Book value per share of common stock	(.4)	$20.40	$19.13	$18.30		$19.84	$21.55	$20.85

Return on common equity		16.2%	15.6%	2.9%		10.9%	11.8%	11.1%

Common stock price per share:

High		48	47 1/8	39 1/4		36 1/2	35 3/4	33 5/8

Low		35 7/8	37 11/16	27 3/4		31 1/2	29 3/8	24 3/4

Close	7.1	42 5/16	44 13/16	39 1/4		32 1/4	35 3/8	30

Price earnings ratio (year-end)		13.2	15.5	70.1		13.9	14.2	13.2

(1)	Includes charges for extended nuclear outage costs and a provision for loss on Florida Progress’ investment in Mid-Continent. (See Notes 12 and 13)

(2)	Includes charge for extended nuclear outage costs. (See Note 12)

(3)	Includes provision for loss on Florida Progress’ investment in Mid-Continent. (See Note 13)

(4)	Represents the charge to earnings associated with Florida Progress’ divestiture of Echelon International, formerly Progress Credit Corporation.

	Annual Growth
	Rates
	(in percent)
	1994-1999	1999	1998	1997	1996	1995	1994

FLORIDA POWER CORPORATION

Electric sales (million of KWH)

Residential	3.2	16,244.8	16,526.3	15,079.8	15,481.4	14,938.0	13,863.4

Commercial	4.6	10,326.8	9,999.3	9,257.3	8,848.0	8,612.1	8,252.1

Industrial	3.9	4,333.7	4,375.4	4,187.8	4,223.7	3,864.4	3,579.6

Total retail sales	3.9	33,441.0	33,386.6	30,850.3	30,784.8	29,499.5	27,675.2

Total electric sales	5.0	38,297.3	37,251.1	33,289.9	33,492.5	32,402.6	30,014.6

Residential service (average annual):

KWH sales per customer	1.2	13,387	13,972	12,993	13,560	13,282	12,597

Revenue per customer	2.1	$1,149	$1,204	$1,115	$1,138	$1,114	$1,038

Revenue per KWH	.8	$0.0858	$0.0862	$0.0858	$0.0839	$0.0839	$0.0824

Financial Data (in millions):

Operating revenues	4.8	$2,632.6	$2,648.2	$2448.4	$2,393.6	$2,271.7	$2,080.5

Net income after dividends on preferred stock	6.8	265.5	248.6	134.4	232.6	217.3	190.7

Total assets	3.1	5,002.5	4,928.1	4,900.8	4,264.0	4,284.9	4,284.5

Long-term debt and preferred stock subject to mandatory redemption	1.2	1,478.8	1,555.1	1,745.4	1,296.4	1,304.1	1,393.8

Total capitalization including short-term debt	2.1	3,627.2	3,547.6	3,727.7	3,180.8	3,202.2	3,265.4

Capitalization ratios:

Short-term capital	17.6	6.3%	3.9%	4.9%	0.8%	1.0%	2.8%

Long-term debt	(.4)	40.8%	43.8%	46.8%	40.8%	39.9%	41.7%

Preferred stock	(27.2)	0.9%	0.9%	0.9%	1.1%	4.3%	4.4%

Common stock equity	.3	52.0%	51.3%	47.4%	57.4%	54.8%	51.1%

Ratio of earnings to fixed charges (SEC method)		4.37	3.87	2.75	4.80	4.41	3.90

Embedded cost of long-term debt	(1.2)	6.7%	6.8%	7.0%	7.2%	7.2%	7.1%

Embedded cost of preferred stock	(7.5)	4.6%	4.6%	4.6%	4.6%	6.8%	6.8%

Operating Data:

Net system capacity (MW)	2.5	8,267	7,727	7,717	7,341	7,347	7,295

Net system peak load (MW)	3.6	8,318	8,004	8,066	8,807	7,722	6,955

Construction expenditures (in millions)	2.3	$357.7	$310.2	$387.2	$217.3	$283.4	$319.5

Net cash flow to capital expenditures	2.9	119%	169%	76%	175%	125%	103%

Average number of customers	2.0	1,376,597	1,340,853	1,314,508	1,292,075	1,271,784	1,243,891

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis includes a review of the operating results and financial condition of Florida Progress Corporation and focuses primarily on Florida Progress’ two principal subsidiaries, Florida Power Corporation and Electric Fuels Corporation. Through this analysis we identify the key factors affecting revenues, earnings, cash flows, capital requirements and other financial data.

Florida Power provides electric service to approximately 1.4 million customers in west central Florida and serves a predominately retail customer base.

Progress Capital Holdings, Inc. is a holding company for Florida Progress’ diversified operations led by Electric Fuels, an energy and transportation company.

Electric Fuels has three primary business segments: Rail Services, Inland Marine Transportation and Energy & Related Services.

Florida Progress’ board of directors agreed to a combination with Carolina Power & Light Company (CP&L) and CP&L Holdings, Inc. (now CP&L Energy, Inc. (CP&L Energy)) and approved the related share exchange agreement. (See Item 7, MD&A — “Current Issues: Share Exchange Agreement.”)

	EARNINGS PER SHARE

	1999	1998	1997

Florida Power Corporation	$2.70	$2.56	$1.38

Electric Fuels Corporation	.64	.44	.33

Other	(.13)	(.10)	(1.15)

Consolidated	$3.21	$2.90	$.56

1999 vs. 1998 HIGHLIGHTS

•	Florida Progress’ 1999 earnings per share of $3.21 increased 10.7 percent over 1998’s earnings of $2.90 per share. The increase was primarily driven by a 3.4 percent increase in kilowatt-hour sales at Florida Power and sales of a new coal-based synthetic fuel, which generates tax credits, by Electric Fuels.

•	Florida Power’s higher 1999 kilowatt-hour sales were driven largely by higher wholesale sales and the addition of 27,000 new customers. Annual customer growth at Florida Power averages about 2 percent, which is twice the national average.

•	Florida Power’s 1999 results include a $44.4 million deferral of revenues as authorized by the Florida Public Service Commission (FPSC).

•	Electric Fuels’ 1999 earnings per share of $.64 increased $.20 per share, or 45.5 percent, over 1998.

—	Earnings at the Energy & Related Services business unit were up due primarily to the sale of about 2 million tons of synthetic fuel. In addition, increased production of natural gas contributed to the higher earnings.
—	Earnings at the Rail Services unit were up 34 percent due primarily to continued demand for railroad related products and services, and improved earnings in its recycling operations.
—	Earnings at the Inland Marine Transportation business unit were flat compared with 1998 due to adverse water conditions during the year, which disrupted barge traffic.

1998 vs. 1997 HIGHLIGHTS

•	Florida Progress’ 1998 earnings per share of $2.90 increased substantially over 1997’s earnings of $.56 per share, which included nonrecurring charges of $2.06 per share.

•	Operating results for 1997 were negatively impacted by the extended outage of Florida Power’s Crystal River nuclear plant and the provision for loss on Florida Progress’ investment in Mid-Continent Life Insurance Company (“Mid-Continent”). These two events reduced Florida Progress’ 1997 earnings by $200 million, or $2.06 per share. (See Item 7, MD&A — “1997 Extended Nuclear Outage Costs and Mid-Continent Life Insurance Company.”)

•	Florida Progress’ 1998 earnings per share increased 10.7 percent when compared with 1997’s recurring earnings per share of $2.62. The increase was due to higher kilowatt-hour sales over 1997 at Florida Power and the expansion of its Electric Fuels operations, primarily the Rail Services and Inland Marine Transportation business units.

•	Florida Power’s 1998 earnings per share of $2.56 were up 3.2 percent over 1997, excluding nuclear outage costs of $1.10 per share, due to strong customer growth and usage growth. Demand for electricity during 1998 reached record levels as hotter-than-normal weather during much of the year resulted in record annual usage by residential and commercial customers.

•	The effect of hotter-than-normal weather was offset by several items including the accelerated amortization of certain regulatory assets, additional spending for maintenance and reliability projects, and the deferral of $10.1 million of revenues as allowed by the FPSC.

•	Electric Fuels’ 1998 earnings per share were up 33 percent over 1997. This increase was driven by improved results from all three of its business units, including an expanded barge fleet, increased coal deliveries, increased demand for railcar and trackwork components and services, and sales of railcars from its lease portfolio.

OPERATING RESULTS

FLORIDA POWER CORPORATION

Utility Operating Revenues & Expenses

(In millions)	1999	1998	1997

Revenues	$2,632.6	$2,648.2	$2,448.4

Fuel, purchased power & energy conservation costs	1,091.3	1,109.1	1,015.7

Operation & maintenance	466.4	471.6	422.3

Depreciation & amortization	347.5	347.1	325.9

Taxes	352.2	343.9	263.5

Interest expense & other	108.2	121.3	111.8

Florida Power’s operating results are primarily influenced by customer demand for electricity, its ability to control costs and its authorized regulatory return on equity. Annual demand for electricity is based on the number of customers and their annual usage, with usage largely impacted by weather. Since Florida Power serves a predominately retail customer base, operating results are primarily influenced by the level of retail sales and the costs associated with those sales.

The FPSC oversees the retail sales of the state’s investor-owned electric utilities and authorizes retail base rates. Base rates and the resulting base revenues are intended to cover all reasonable and prudent expenses of utility operations and provide investors with a fair rate of return.

Costs not covered by base rates include fuel, purchased power and energy conservation expenses. The FPSC allows electric utilities to recover these costs, referred to as “pass-through” costs, through various cost recovery clauses to the extent those costs are prudent.

Pass-through costs represent about 40 percent of Florida Power’s annual electric revenues and about 50 percent of its operating expenses. Due to the regulatory treatment of these expenses and the method allowed for recovery, changes from year to year have no material impact on operating results. (See Item 7, MD&A -“1997 Settlement Agreement” for a discussion of certain replacement power costs not recovered from customers.)

The FPSC has authorized a return on equity range for Florida Power of 11-13 percent and its retail base rates are based on the mid-point of that range — 12 percent. (See Item 7, MD&A — “1997 Settlement Agreement” for a discussion of that agreement’s impact on Florida Power’s base rates and allowed return on equity.)

In February of each year, Florida Power provides the FPSC with a forecast of the current year’s earnings and regulatory return on equity. In 1999, in anticipation of higher-than-forecasted earnings due to higher kilowatt-hour sales and the timing of placing its new 530-megawatt plant into service, Florida Power obtained approval from the FPSC to defer revenues.

In 1998, Florida Power experienced higher-than-forecasted sales due to abnormally warm weather and, as a result, took several actions. Those actions included FPSC-approved accelerated write-offs of regulatory assets, deferral of revenues and other measures designed to improve the utility’s overall quality of service to its customers.

Florida Power’s retail regulatory return on equity for 1999 and 1998 was 12.4 percent and 12.3 percent, respectively.

Utility Sales

Sales of Electricity — Billed and Unbilled

(In millions of kilowatt-hours)
	1999	1998	1997

Retail	33,560	33,451	30,865

Wholesale	4,989	3,823	2,432

Florida Power’s total kilowatt-hour sales increased 3.4 percent in 1999 compared with 1998 despite a return to more normal temperatures in 1999. The increase was due largely to higher kilowatt-hour sales to wholesale customers, primarily Seminole Electric Cooperative, Florida Power’s largest wholesale customer.

Average usage in 1999 among residential customers, the utility’s largest customer class, was about 4 percent lower than 1998 when hotter-than-normal temperatures caused residential customers to use more energy. Partially offsetting the lower usage per residential customer was the addition of 27,000 new customers, including 22,000 residential customers.

In addition to new customers, Florida Power’s non-weather-related usage improved over 1998. Non-weather-related usage can increase due to favorable economic factors including higher personal income and low unemployment levels. Customer usage patterns, influenced by items such as the construction of larger homes and increased use of electronics, also drive additional non-weather-related sales.

Florida Power’s total kilowatt-hour sales increased 11.9 percent in 1998 compared with 1997. The increase in sales was largely due to the hotter-than-normal weather experienced from May through October 1998. As a result of the unusually hot weather, usage by residential customers increased approximately 9 percent over 1997.

Florida Power’s wholesale kilowatt-hour sales were up 57.2 percent in 1998, compared with 1997. The primary reason for the increase was, unlike 1997, the company’s nuclear power plant was in service for most of 1998. This enabled Florida Power to sell generating capacity in the short-term wholesale energy market, after meeting the needs of its customers.

Utility Revenues

	1999	1998
	Increase	Increase
	(Decrease)	(Decrease)
(In millions)	from prior year

Base revenues:
Sales of electricity	$22.0	$78.7

Revenue deferral, net	(24.2)	(10.1)

Other operating revenues	9.7	5.3

Pass-through revenues	(23.1)	125.9

Total utility revenues	$(15.6)	$199.8

Growth in base revenues is a key factor contributing to the growth of Florida Power’s earnings.

Florida Power’s total utility revenues were down $15.6 million compared with 1998. A return to more normal weather in 1999 and an increase in the deferral of base revenues essentially offset the effect of customer growth and non-weather usage growth.

The increase in 1998’s total utility revenues was due to customer and usage growth, hotter-than-normal weather when compared with 1997 and higher pass-through costs.

In 1999, Florida Power deferred $44.4 million of base revenues. Florida Power could have increased amortization of its Tiger Bay regulatory asset, however Florida Power obtained approval from the FPSC to defer recognition of those revenues to have more time to explore ways the retail customer could benefit earlier than by accelerating the amortization of the Tiger Bay asset. (See Item 7, MD&A — “1997 Tiger Bay Buy-Out.”)

The benefit to customers of accelerating the amortization of the Tiger Bay asset is a reduction in the amount collected through certain pass-through clauses once the regulatory asset is fully amortized, which is expected to be 2008.

Florida Power must inform the FPSC of its plan to use the deferred revenues by August 2000. If Florida Power does not file its plan or if the plan is not approved, Florida Power will use the deferred revenues to accelerate the amortization of the Tiger Bay asset.

In 1998, Florida Power deferred $10.1 million in revenues under circumstances similar to those in 1999, but later decided to use the additional revenues to accelerate the amortization of the Tiger Bay asset. In addition to the $10.1 million revenue deferral, Florida Power took several actions to better position itself for the future. The following items largely offset the increase in revenues attributable to the hotter-than-normal weather:

Accelerated the amortization of regulatory assets and write-off of related taxes	$21 million

Expenditures to enhance reliability	$17 million

Accelerated lump-sum pay increase	$7 million

Fuel, Purchased Power and Energy Conservation Costs

As previously discussed, fuel, purchased power and energy conservation costs are recovered primarily through recovery clauses established by state and/or federal regulators.

Factors influencing fuel and purchased power costs include demand for electricity, fuel prices, the availability of generating plants and the amount and price of electricity purchased from qualifying facilities (“QFs”) and other utilities.

Total fuel and purchased power expenses were $1 billion in 1999, or about 2 percent lower than 1998’s costs despite a 3.7 percent increase in system requirements. System requirements are the total amount of energy either produced or purchased to meet total customer energy demand. The decrease was due largely to lower purchased power costs incurred in 1999 compared with 1998.

Fuel and purchased power expenses for 1998 were only up slightly over 1997, despite an 11.9 percent increase in total kilowatt-hours sold. This was due largely to the availability of Florida Power’s Crystal River nuclear plant (“CR3”). The lack of nuclear generation throughout 1997 forced Florida Power to replace this generation with other, higher-cost replacement power.

A key factor influencing Florida Power’s purchased power costs are the prices paid to QFs for electricity. Currently, Florida Power receives 831 megawatts of its total capacity from QFs.

In 1999, Florida Power spent $240.6 million for purchased power capacity payments under all QF contracts. Those payments represented approximately 24 percent of system fuel and purchased power expenses for the year. Costs associated with the contracts raised Florida Power’s system average cost for generation in 1999 and 1998, and this trend is expected to continue based on the contracts currently in place and the escalating payment schedules associated with each contract.

Florida Power will continue its effort to mitigate the impact of escalating payments from its QF contracts. (See Note 13 to the Financial Statements — Fuel, Coal and Purchased Power Commitments.)

Factors affecting the level of energy conservation costs include the cost of implementing and maintaining various FPSC-approved conservation programs and credits issued to customers participating in programs where equipment is used to remotely control energy usage among those participants. Florida Power does not expect the level of energy conservation costs to vary materially in the future.

Other Utility Operating Expenses
(Dollars in millions)

	1999	Change	1998	Change	1997

Operation & maintenance	$466.4	(1.1)%	$471.6	11.7%	$422.3

Depreciation & amortization	$347.5	.1%	$347.1	6.5%	$325.9

Taxes other than income taxes	$203.1	(.2)%	$203.6	5.2%	$193.6

Operation and maintenance expenses for 1999 were down slightly compared with 1998, due primarily to the absence of additional costs incurred in 1998 for the acceleration of certain maintenance projects and a lump-sum employee pay increase.

Excluding those items, which totaled $24 million, 1999 operation and maintenance costs were up $19 million. The increase over 1998 was attributable to higher legal expenses associated with a pre-existing age discrimination lawsuit, environmental costs associated with a former plant site and higher employee-related benefits.

Utility operation and maintenance expenses increased by $49 million during 1998 compared with 1997. The increase was due to expenditures to enhance reliability, a lump-sum pay increase, and additional operation and maintenance costs related to the Tiger Bay plant acquired in July 1997. In addition, Florida Power wrote off $7 million of inventory deemed obsolete. (See Item 7, MD&A — “1997 Tiger Bay Buy-Out”)

Depreciation and amortization expense of $347.5 million in 1999 was essentially unchanged from 1998 before adjusting for $10 million of accelerated amortization of the Tiger Bay regulatory asset in 1999. Depreciation and amortization expense of $347.1 million for 1998 included $19 million of accelerated amortization of regulatory assets, $14 million of which was related to contract termination costs for the Tiger Bay buy-out.

Excluding the accelerated amortization of regulatory assets in 1999 and 1998, depreciation and amortization expense increased $9 million in 1999 compared with 1998. The increase was due primarily to higher plant balances resulting from the addition of Hines Unit 1, a new 530-megawatt generation plant, in April 1999.

Depreciation and amortization expense increased approximately $20 million in 1998 when compared with 1997. The increase over 1997 was due to higher plant balances and slightly higher depreciation rates.

Taxes other than income taxes includes revenue-related taxes, payroll taxes and property taxes. Revenue-related taxes comprise about half of these taxes and are collected monthly as a part of the customer’s bill. As a result, changes in revenue-related taxes have no impact on operating results.

1997 Extended Nuclear Outage Costs

In September 1996, CR3 was taken out of service to fix an oil pressure problem in the main turbine. When the repairs were completed in October 1996, Florida Power decided to keep the plant shut down to address certain backup safety system design issues.

The nuclear plant was returned to service in February 1998 after being out of service about 16 months. Florida Power’s operating results for 1997 were significantly impacted by the costs associated with the extended outage. Those costs included $100 million in additional operation and maintenance expenses and approximately $173 million in replacement power costs. Replacement power costs were incurred to purchase energy that otherwise would have been generated by Florida Power’s 850-megawatt nuclear plant. The purchases were necessary to meet the energy needs of Florida Power’s customers. Capital expenditures related to the outage were $42 million in 1997. (See Item 7, MD&A — “1997 Settlement Agreement and Note 12 to the Financial Statements — Extended Nuclear Outage.”)

1997 Settlement Agreement

In June 1997, Florida Power entered into a settlement agreement with several parties, excluding the FPSC, which objected to Florida Power recovering replacement power costs resulting from the extended nuclear outage. Normally, all fuel and purchased power costs are recoverable from customers as previously discussed. The settlement agreement provided for recovery of $38 million of replacement power costs through the utility’s fuel recovery clause, while $63 million was recorded as a regulatory asset and is being amortized over four years. The remaining replacement power costs were expensed in 1997 and 1998.

The settlement agreement also provided that the parties to the agreement, excluding Florida Power, would not seek or support any reduction in Florida Power’s base rates or the authorized range of its return on equity during a four-year period that ends June 30, 2001. While the FPSC is not a party to the agreement, it unanimously approved the settlement agreement. (See Note 12 to the Financial Statements — Extended Nuclear Outage.)

1997 Tiger Bay Buy-Out

In July 1997, Florida Power bought out the purchased power contracts related to a 220-megawatt cogeneration facility (Tiger Bay) and also bought the facility. Costs associated with the termination of the purchased power contracts and the acquisition of the facility totaled $445 million.

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

The regulatory asset balance as of December 31, 1999 was $297.8 million. (See Note 12 to the Financial Statements.)

DIVERSIFIED OPERATIONS

(In millions)	1999	1998	1997

Revenues	$1,212.5	$972.1	$868.0

Net income	$62.5	$42.3	$32.1

Electric Fuels makes up the vast majority of Florida Progress’ diversified operations. The increases in diversified revenues and net income over the last three years are due to the expansion of Electric Fuels.

The growth of Electric Fuels has come from all three of its business units and is an important part of Florida Progress’ plan to grow its earnings per share at least 5 percent annually.

At Rail Services, most of the growth has come through acquisitions, in particular, during 1998 when Progress Rail Services Corporation completed approximately $200 million in acquisitions across its various business segments. In 1999, acquisitions totaled about $47 million.

At its Inland Marine Transportation group, growth has come mostly through the expansion of its barge fleet. Since 1992, MEMCO’s fleet of barges, which haul coal, agricultural products and other dry bulk products on the Ohio, Illinois and lower Mississippi rivers, has nearly tripled. In 1999, approximately 100 new barges were added, bringing the fleet size to about 1,200.

The Energy & Related Services business unit did not account for a significant amount of the growth at Electric Fuels during 1998 and 1997.

In 1998, Electric Fuels began selling a coal-based synthetic fuel that it believes qualifies for alternative fuel tax credits. In 1999, sales of the new coal-based synthetic fuel reached about 2 million tons, which accounted for most of the improvement in Energy & Related Services earnings in 1999 over 1998. In addition, Electric Fuels began producing natural gas from company-operated reserves in 1998.

ELECTRIC FUELS CORPORATION

Earnings Per Share Summary

	1999	1998	1997

Rail Services	$.22	$.16	$.14

Inland Marine Transportation	.11	.11	.06

Energy & Related Services	.40	.21	.17

Corporate & Other	(.09)	(.04)	(.04)

Total	$.64	$.44	$.33

OPERATING RESULTS

Electric Fuels’ operating results are influenced by several factors, unique to the various markets in which the three business units compete.

Rail Services — The key factor affecting operating results is the demand for railcar and trackwork components and services among the country’s major railroads and fleet owners. Another factor is the supply and demand for scrap steel, which directly affects the operating margins of its recycling division.

Inland Marine Transportation — Demand for barge transportation and river conditions on the Mississippi, Illinois and Ohio rivers can significantly affect operating results. Low and high water levels as well as icing conditions can disrupt the flow of barge traffic, the number of barges each towboat can transport and the cargo carried per barge.

Energy & Related Services — This business unit’s operating results are primarily affected by the supply and demand for low-sulfur coal, natural gas and the demand for its new coal-based synthetic fuel.

1999 compared with 1998

Most of the increase in 1999 earnings for Rail Services was due to strong demand for railcar parts, which was driven by new railcar production.

The business unit’s recycling operations contributed to the increase as a result of an increase in tons sold and an improvement in the market price of scrap steel compared to the last quarter of 1998. The increase in tons of scrap sold was due primarily to 1998 acquisitions of certain recycling businesses.

Electric Fuels continued the expansion of its Rail Services business unit in 1999 through acquisitions, expanding a railcar repair facility and completion of a new trackworks plant in Sherman, Texas.

The Inland Marine Transportation business unit’s earnings for 1999 were essentially the same as 1998 despite the addition of approximately 100 new barges. Icing conditions during the first quarter of 1999 and low water conditions later in the year disrupted barge traffic and limited tow capacity. In addition to difficult river conditions during parts of the year, cost increases in diesel fuel negatively impacted operating results in 1999.

Earnings at the Energy & Related Services business unit showed the most improvement over 1998. The increase was due to the sale of about 2 million tons of a new coal-based synthetic fuel and increased production of natural gas.

In 1998, Electric Fuels acquired a majority interest in three synthetic fuel plants that combine a petroleum-based product with coal fines to produce a synthetic fuel. Electric Fuels believes that this fuel qualifies for alternative fuel tax credits as allowed by section 29 of the Internal Revenue Code which expire in 2007. Total tax credits generated and utilized as a result of synthetic fuel sales were $38.8 million and $2.7 million in 1999 and 1998, respectively.

In October 1999, Electric Fuels expanded its synthetic fuel operations through the purchase of four synthetic fuel plants. Two plants were operating in December 1999 and the other two plants are planned to be in operation during the second quarter of 2000.

Electric Fuels’ corporate and other costs increased $.05 per share in 1999 over 1998. The increase was primarily due to higher employee-related benefits.

1998 compared with 1997

In 1998, Rail Services’ earnings improved due to increased demand for its railcar and trackwork components and services, sales of railcars from its lease portfolio and increases resulting from its 1997 acquisitions. Partially offsetting the higher earnings was the impact of a substantial decline in scrap steel prices during the second half of the year.

Earnings from the Inland Marine Transportation group improved due largely to the expansion of its barge fleet. In addition, this group’s 1997 earnings were negatively impacted by flooding conditions on the Ohio and Mississippi rivers in March 1997.

Earnings from the Energy & Related Services business unit were up over 1997 due to improved productivity, higher coal deliveries and an increase in river terminal services.

In September 1997, Electric Fuels bought out its 50 percent partner in a coal mining joint venture and now recognizes 100 percent of the sales and earnings from that property. In the first half of 1998, Electric Fuels completed the expansion of a river terminal in West Virginia, increasing its capacity by 33 percent.

Interest Expense and Other

Florida Progress’ total interest expense decreased $13.5 million in 1999 compared with 1998. The decrease was due primarily to lower debt balances and refinancing of higher cost debt at Florida Power. Partially offsetting those reductions were higher debt balances at Electric Fuels as a result of its expansion activities.

In addition, Florida Progress, through its indirect wholly owned subsidiary FPC Capital I, issued $300 million in company obligated mandatorily redeemable preferred securities (“preferred securities”) to reduce debt during 1999. Distributions paid on these securities totaled $15.2 million in 1999.

Interest expense in 1998 increased $28.4 million over 1997 due to higher debt balances at Florida Power and Electric Fuels. Florida Power’s debt balances increased primarily due to the July 1997 Tiger Bay transaction as well as additional costs associated with the 1997 extended nuclear outage. Electric Fuels incurred higher debt balances in 1998 due to acquisitions in its Rail Services business unit.

Allowance for funds used during construction (AFUDC) is primarily influenced by the amount of construction work-in-progress outstanding during the year. In April 1999, a new 530-megawatt generation plant was placed in service, which reduced construction work-in-progress balances in 1999 compared with 1998. As a result, AFUDC was lower in 1999.

Other income increased $13.1 million compared with 1998. The increase was due primarily to a gain on the sale of property at Florida Power and higher earnings from non-regulated activities.

Income Taxes

Income taxes for 1999 decreased $56.9 million compared with 1998 due primarily to alternative fuel tax credits generated by the sale of Electric Fuels’ synthetic fuels. (See Note 4 to the Financial Statements.)

Mid-Continent Life Insurance Company

In 1997, Florida Progress recorded a provision for a loss on its investment in Mid-Continent and accrued for estimated legal expenses, reducing 1997 earnings by $.96 per share. This action was prompted by Mid-Continent being placed in receivership in the spring of 1997 and subsequent events in 1997.

Mid-Continent remains in receivership today as Florida Progress continues to work with the Oklahoma Insurance Commissioner and others to develop a viable rehabilitation plan, including the divestiture of Mid-Continent, which would be acceptable to all parties.

In December 1999, Florida Progress accrued an additional provision for loss of $10 million related to a proposed rehabilitation plan that is expected to result in a contribution of that amount by Florida Progress. The loss was more than offset by the recognition of tax benefits of approximately $11 million, related to the 1997 write-off of Mid-Continent. (See Note 13 to the Financial Statements - Mid-Continent Life Insurance Company.)

Other

Florida Progress did not experience any significant Year 2000 (Y2K) problems. Expenditures for addressing Y2K issues totaled $15.6 million over the last four years, $12.2 million of which were expensed and the remainder were included in property additions. In 1999, Florida Progress incurred $7.3 million related to Y2K issues, all of which was expensed.

The Financial Accounting Standards Board issued Financial Accounting Standard No. 137 in 1999. (See Note 1 to the Financial Statements.)

Florida Power and former subsidiaries of Florida Progress have been notified by the United States Environmental Protection Agency that each is or may be a potentially responsible party for the cleanup costs of several contaminated sites. (See Note 13 to the Financial Statements — Contaminated Site Cleanup.)

Florida Progress is involved in other litigation. (See Note 13 to the Financial Statements — Legal Matters.)

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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Florida Progress’ utility and diversified operations are capital-intensive businesses. As such, Florida Power’s construction expenditures and Electric Fuels’ capital expenditures and expansion activities largely influence cash requirements.

At Florida Power, cash from operations is the primary source of cash for its construction expenditures, which normally range from $300 million to $400 million annually. Over the last three years, Florida Power’s cash flow from operations has averaged 170 percent of its construction expenditures.

Electric Fuels’ cash requirements have been influenced by rail acquisitions, acquisitions of synthetic fuel plants and the expansion of the company’s barge fleet. These requirements have been funded from cash from operations and debt financings.

Other sources of capital for both companies over the last three years include proceeds from the sale and leaseback of equipment, proceeds from the sale of properties and businesses, the issuance of debt, Florida Progress common stock and preferred securities.

In addition to funding its construction commitments with cash from operations, Florida Power accesses the capital markets through the issuance of commercial paper and medium-term notes.

Florida Power’s interim financing needs are funded primarily through its commercial paper program. The utility has a $200-million, 364-day revolving bank credit facility and a $200-million, long-term revolving bank credit facility expiring in 2003, which are used to back up commercial paper. (See Note 8 to the Financial Statements.) In March 2000, Florida Power established an uncommitted bank bid facility that authorized it to borrow and reborrow, and have outstanding at any time, up to $100 million. The facility was established to temporarily supplement commercial paper borrowings, as needed.

Florida Power’s medium-term note program provides for the issuance of either fixed or floating interest rate notes, with maturities that may range from nine months to 30 years. Florida Power has $250 million of medium-term notes available for issuance. (See Note 8 to the Financial Statements.)

Progress Capital provides short- and long-term financing facilities for Florida Progress’ diversified operations, primarily Electric Fuels. With the benefit of a guaranty and support agreement with Florida Progress, Progress Capital helps to lower the cost of capital of the diversified businesses.

Progress Capital funds diversified operations primarily through the issuance of commercial paper and medium-term notes.

Progress Capital has two revolving bank credit facilities: a 364-day, $100-million facility and a $300-million long-term facility that expires in 2003. These facilities are used to back up commercial paper. Progress Capital also has uncommitted bank bid facilities that authorize it to borrow and re-borrow, and have outstanding at any time, up to $300 million. As of December 31, 1999, there were no loans outstanding under the uncommitted facilities. The facilities were established to temporarily supplement commercial paper borrowings, as needed. (See Note 8 to the Financial Statements.)

Progress Capital also has a medium-term note program for the issuance of either fixed or floating interest rate notes, with maturities that may range from nine months to 30 years. A balance of $135 million is available for issuance under this program.

As of December 31, 1999, Florida Progress also has 1.9 million shares of common stock registered with the SEC available for issuance through its Progress Plus Stock Plan and Employee Savings Plan (the Plans). Under the share exchange agreement with CP&L, Florida Progress is precluded from issuing new common stock, including stock issued under these Plans, without its consent.

Cash Flow From Operating Activities

Cash from operations of $687.1 million in 1999 decreased $190.8 million compared with 1998 due primarily to the absence of $106.3 million of tax benefits received in 1998. These tax benefits related to Florida Power’s 1997 buy-out of the Tiger Bay purchased power contract. (See Item 7, MD&A — “1997 Tiger Bay Buy-Out.”)

Cash from operations in 1998 increased $435.3 million over 1997 as a result of those 1998 tax benefits and the absence of costs associated with the 1997 extended nuclear outage.

Florida Power’s most significant operating cash requirement is fuel and purchased power expense. Essentially all of the cash for these expenses is collected from electric customers through a fuel cost recovery clause. (See Item 7, MD&A — “1997 Extended Nuclear Outage Costs” for discussion of 1997 replacement power costs not recovered from customers.)

Electric Fuels’ most significant operating cash requirement is related to the working capital needs of its rail services and energy operations. The operations of these businesses provide sufficient cash to meet their working capital requirements.

Cash Flow From Investing Activities

Cash requirements for investing activities for 1999 of $612.3 million were down $73.3 million compared with 1998. This was due primarily to fewer acquisitions by Electric Fuels’ Rail Services business unit.

Cash requirements in 1998 were $345.1 million lower than 1997 due primarily to Florida Power’s 1997 buy-out of the Tiger Bay purchased power contract and the purchase of the related 220-megawatt cogeneration facility.

Florida Power’s construction expenditures totaled $357.7 million, $310.2 million and $387.2 million for 1999, 1998 and 1997, respectively. These expenditures are primarily for distribution lines and generating facilities necessary to meet the needs of the utility’s growing customer base.

In planning for its future generation needs, Florida Power develops a forecast of annual demand for electricity, including a forecast of the level and duration of peak demands during the year.

These forecasts have historically been developed using a 15 percent reserve margin. The reserve margin is the difference between a company’s net system generating capacity and the maximum demand on the system. In December 1999, the FPSC approved a joint proposal by Florida Power, Florida Power & Light and Tampa Electric Company to increase the reserve margin to 20 percent by 2004.

In response, Florida Power announced plans to accelerate construction of a planned second generating unit, Hines Unit 2, at its Hines Energy Complex. Hines Unit 2 would be a sister unit to the already operating Hines Unit 1 and would be capable of producing up to 570 megawatts. To determine whether building Hines Unit 2 is the best option, Florida Power is seeking proposals from qualified bidders for new generating capacity to be available beginning in 2003. The bids received will be compared with the option of building Hines Unit 2 on the basis of location, price, reliability and other factors.

Florida Power has sufficient capital resources to accommodate the acceleration of Hines Unit 2. Construction of this plant is anticipated to begin in 2001.

Electric Fuels’ capital expenditures for 1999, 1998 and 1997, respectively, were $163 million, $217 million and $117 million, respectively. These capital expenditures have been primarily for the purchase of barges and towboats and the construction of a new rail car repair and trackworks facility.

Over the last three years, MEMCO has added approximately 500 barges and 3 towboats to its fleet, resulting in property additions of $190 million. In 1999 and 1998, proceeds from sale and lease back of $47 million and $153 million, respectively, relate to a synthetic lease financing transaction for $175 million in barges and $25 million in towboats.

Other capital expenditures for diversified operations are primarily for Progress Telecom and totaled $49 million in 1999.

Most of the cash requirements related to business acquisitions was due to the expansion of Electric Fuels’ Rail Services business unit and synthetic fuel plants. Over the last three years, Electric Fuels has spent $295.2 million for acquisitions, of which $206.6 million was spent in 1998.

Other investing activities in 1999 decreased $70.8 million from 1998 due to lower contributions to supplementary retirement plans. Contributions to these plans were $8.2 million and $75.3 million in 1999 and 1998, respectively. There were no contributions in 1997.

Cash Flow From Financing Activities

Florida Progress’ strong cash flow from operations reduced the need for debt financing in 1999 and 1998. In 1997, the buy-out of the Tiger Bay purchased power contract and the costs associated with the extended nuclear outage required the issuance of new debt.

In addition to strong cash flow from operations, the issuance of $300 million of preferred securities helped reduce Florida Progress’ total debt by $162.1 million as of December 31, 1999, compared with 1998. The preferred securities were issued by FPC Capital I, an affiliated trust, and are, in effect, fully and unconditionally guaranteed by Florida Progress. (See Note 7 to the Financial Statements.)

In 1999 and 1998, Progress Capital issued $50 million and $115 million of medium-term notes, respectively, with maturities ranging from two to ten years. The proceeds were primarily used to repay maturing medium-term notes and for other corporate purposes.

In 1999, $75 million of Florida Power’s 6 1/2 percent first mortgage bonds matured. The bonds were refinanced with commercial paper. In 1998, Florida Power redeemed $250 million of first mortgage bonds. The redemption of these bonds was principally funded through the issuance of $150 million of 30-year medium-term notes bearing an interest rate of 6 3/4 percent and commercial paper.

In July 1997, Florida Power issued $450 million of medium-term notes primarily to finance the buy-out of purchased power contracts associated with the 220-megawatt Tiger Bay cogeneration facility.

Capital Structure

As of December 31, 1999 and 1998:

	1999	1998

Common stock	41.7%	41.1%

Preferred stock	.7%	.8%

Preferred securities	6.2%	—

Debt	51.4%	58.1%

SECURITY CREDIT RATINGS

	STANDARD		DUFF &
	& POOR'S	MOODY'S	PHELPS
Florida Power Corporation

First mortgage bonds	AA-	Aa3	AA-

Medium-term notes	A+	A1	A+

Commercial paper	A-1+	P-1	D-1+

Progress Capital Holdings, Inc.

Medium-term notes	A	A2

Commercial paper	A-1	P-1

FPC Capital I

Preferred Securities	BBB+	a2

Due to the pending share exchange with CP&L, Standard & Poor’s, Moody’s and Duff & Phelps have announced that they are reviewing the rated securities of Florida Power, Progress Capital and FPC Capital I for a possible ratings downgrade. (See Item 7, MD&A — “Share Exchange Agreement.”)

Future Cash Requirements

Florida Power’s three-year construction program totals nearly $900 million for the 2000-2002 forecast period. It includes planned expenditures of about $300 million each year. These expenditures are primarily for the expansion of Florida Power’s distribution system and generation capacity. Florida Power expects these construction expenditures to be financed primarily with cash from operations.

Electric Fuels’ capital expenditures are expected to be approximately $160 million over the next three years and do not include an amount for acquisitions of businesses. However, Electric Fuels does intend to continue to seek opportunities to expand its businesses through acquisitions, which could result in additional capital expenditures.

The share exchange agreement with CP&L limits Florida Progress’ total capital expenditures to those amounts noted above absent CP&L approval.

Dividend Policy and Earnings Outlook

Florida Progress evaluates its dividend policy on an annual basis to ensure that the dividend payout and dividend rate are appropriate given the business plan, projected earnings growth and outlook for the electric utility industry. Florida Progress’ business plan forecasts sustained earnings per share growth, a key factor in determining dividend policy.

The share exchange agreement with CP&L precludes Florida Progress from paying dividends in excess of its 1999 dividend rate of $2.18 per share plus an annual dividend rate increase of 2 percent.

FORWARD-LOOKING STATEMENTS

In this report on Form 10-K, Florida Progress has made forward-looking statements, including statements regarding the strength of the anticipated combination with CP&L and the expected annual synergies, Florida Progress’ targeted long-term earnings per share growth rate of 5 percent or better, the future cash requirements of Florida Power and Electric Fuels and the sources of funds to meet those requirements, the period of time by which Electric Fuels expects to have its four new synthetic fuel plants operating, the qualification of synthetic fuel sales for tax credits, the adequacy of fuel supplies and system capacity to meet future energy demands and the expected costs of complying with environmental regulations.

These statements, and any other statements contained in this report that are not historical facts, are forward-looking statements that are based on a series of projections and estimates regarding the economy, the electric utility industry and the company’s other businesses in general, actions of regulatory bodies and courts, and on key factors which impact the company directly.

The projections and estimates relate to the pricing of services, the actions of courts and regulatory bodies, the success of new products and services, and the effects of competition. The words “should,” “estimates,” “believes,” “expects,” “anticipates,” “plans,” “intends” and variations of such words, and similar expressions are intended to identify these forward-looking statements that involve risks and uncertainties.

Key factors that have a direct bearing on the company’s ability to attain these projections include the actions of various regulatory bodies in approving various aspects of the share exchange with CP&L; continued annual growth in customers; economic and weather conditions affecting the demand for and supply of not only electricity but also Electric Fuels’ barge, rail and other services; successful cost containment efforts; the time needed for synthetic fuel plants to be reassembled and become fully operational in a manner that qualifies the fuel for federal tax credits; market acceptance of synthetic fuel; competition from competing products; impacts of environmental regulations on potential buyers; and the efficient operation and/or construction of Florida Power’s existing and planned generating units. Also, in developing its forward-looking statements, the company has made certain assumptions relating to productivity improvements and the favorable outcome of various commercial, legal and regulatory proceedings, and the lack of disruption to its markets.

If the company’s projections and estimates regarding the economy, the electric utility industry and other key factors differ materially from what actually occurs, or if various legal and regulatory proceedings have unfavorable outcomes, the company’s actual results could vary significantly from the performance projected.

MARKET RISKS

Interest Rate Risk

Florida Progress is exposed to changes in interest rates primarily as a result of its borrowing activities.

A hypothetical 60 basis point increase in interest rates (10 percent of Florida Progress’ weighted average interest rate) affecting its variable rate debt ($640.8 million as of December 31, 1999) would have an immaterial effect on Florida Progress’ pre-tax earnings over the next fiscal year. A hypothetical 10 percent decrease in interest rates would also have an immaterial effect on the estimated fair value of Florida Progress’ long-term debt and preferred securities as of December 31, 1999.

Equity Price Risk

Florida Power maintains a trust fund, as required by the Nuclear Regulatory Commission, to fund certain costs of nuclear decommissioning. (See Note 5 to the Financial Statements — Decommissioning Costs.) As of December 31, 1999 and 1998, this fund was invested primarily in equity securities and fixed-rate debt securities. A 10 percent decrease in the market value of this fund would result in a reduction in both the fair value of the trust fund and the accumulated decommissioning for nuclear plant of $37.7 million and $33.2 million in 1999 and 1998, respectively. Based on the current regulatory treatment, the company’s earnings would not be impacted by any fluctuations in the market value of the trust fund.

Commodity Price Risk

Currently at Florida Power, commodity price risk due to changes in market conditions for fuel and purchased power are recovered through the fuel cost recovery clause, with no effect on earnings. Electric Fuels is exposed to commodity price risk through coal and natural gas sales, the scrap steel market and fuel for its marine transportation business. A 10 percent change in the market price of those commodities would have an immaterial effect on the earnings of Florida Progress.

CURRENT ISSUES

Share Exchange Agreement

On August 22, 1999, Florida Progress entered into a share exchange agreement with CP&L and CP&L Energy. The agreement was amended on March 3, 2000. Under the terms of the agreement, all of the outstanding shares of Florida Progress will be acquired by CP&L Energy in a statutory share exchange.

The consummation of the share exchange with CP&L Energy is subject to certain conditions including the approval or regulatory review by certain state and federal governmental agencies, and is expected to be completed during the fall of 2000.

The principal regulatory agencies that will approve or review the transaction include the United States Securities and Exchange Commission, Federal Energy Regulatory Commission, Nuclear Regulatory Commission, Department of Justice and the Florida, North Carolina and South Carolina state public service commissions.

A joint proxy statement about the combination will be sent to shareholders of both companies.(See Note 2 to the Financial Statements.)

INDUSTRY RESTRUCTURING

OVERVIEW

The electric utility industry is undergoing changes designed to increase competition in the wholesale and retail electricity markets. The wholesale power market includes sales of electricity to utilities from other utilities and non-utility generators. This market is regulated by the FERC. The retail electricity market includes sales of electricity to end-use customers, i.e., residential, commercial and industrial customers, and is regulated by state public utility commissions.

As a result of the Public Utilities Regulatory Policies Act of 1978 (PURPA) and the Energy Policy Act of 1992 (EPA of 1992), competition in the wholesale electricity market has greatly increased, especially from non-utility generators of electricity. In 1996, FERC issued new rules on transmission service to facilitate competition in the wholesale market on a nationwide basis. The rules give greater flexibility and more choices to wholesale power customers.

On December 20, 1999, FERC issued its final rules on Regional Transmission Organizations (RTO) designated as “Order 2000.” Order 2000 is intended to enhance competitive electricity markets through the establishment of independent regionally-operated transmission grids. All public utilities that own, operate or control interstate electric transmission lines must file with FERC by October 15, 2000, a proposal for an RTO or an explanation of efforts made by the utility to participate in an RTO. The order provides guidance and specifies minimum characteristics and functions required of an RTO and also states that all RTOs should be operational by December 15, 2001.

The effect of changes that improve access to wholesale power markets has been a significant growth in non-utility generation capacity. The development of merchant plants, which are non-utility generating plants, without the benefit of a long-term contract for the sale of most of the plant’s generating capacity, has contributed to the growth of capacity in this market.

To date, many states have adopted legislation that would give retail customers the right to choose their electricity provider (retail choice) and essentially every other state has, in some form, considered the issue.

In addition to restructuring activity in various states, there have been several industry restructuring bills introduced in Congress. During 1999, the House Commerce Subcommittee on Energy and Power introduced the latest electric utility restructuring bill, which was not considered by the House or the Senate in 1999.

Restructuring Issues — Impact on Florida Power

Retail Choice

Florida’s legislature has not considered a bill to restructure the electric utility industry. The FPSC monitors, through a staff committee, the restructuring activities in other states.

In January 1999, the Florida House of Representatives’ Utilities and Communications Committee heard presentations from the FPSC and other interested parties on the structure and issues concerning the electric industry in Florida.

In Florida, there has been less incentive to push forward legislative proposals concerning retail choice. This is due primarily to competitive rates for electricity in Florida compared with other states where restructuring legislation has been passed.

Regional Transmission Organizations

Florida Power filed its proposed plan for an RTO as part of its filing with FERC for the CP&L transaction. Florida Power’s proposal involves the creation of a Florida Independent Scheduling Administrator (Florida ISA). The proposed Florida ISA will be a non-profit organization designed to provide independent oversight over the transmission facilities of Florida Power and other participants. Florida Power and other participants would continue to own, operate and maintain their transmission facilities but operating and maintenance scheduling would be coordinated by the Florida ISA.

Florida Power does not expect the participation in the proposed Florida ISA or other types of RTOs to have a significant impact on its operating results since transmission assets and revenues comprise a small portion of its total assets (10%) and total revenues (6%).

Merchant Plants

In August 1998, Duke Energy filed a petition to build Florida’s first merchant power plant, a 514-megawatt facility to be located in Volusia County, Florida. The plant would provide 30 megawatts of energy to the Utilities Commission of the City of New Smyrna Beach and the remaining capacity would be available for wholesale sales.

In a move Florida Power believes is contrary to existing state law, the FPSC granted Duke Energy’s petition. Florida Power and other Florida utilities filed an appeal of the FPSC’s decision with the Florida Supreme Court.

Since Duke Energy’s petition, several other companies have announced plans to build merchant power plants in Florida. The earliest date by which any of these merchant power plants are projected to be in service is 2002.

Florida Power does not expect the development of merchant power plants to have a significant impact on its operating results due primarily to its predominately retail customer base.

Franchise Agreements

A major portion of Florida Power’s retail business, representing approximately 40 percent of total 1999 utility revenues, is covered under the terms of 111 franchise agreements with various municipalities.

Many of the franchise agreements contain a clause that gives the municipality the right to purchase Florida Power’s distribution system within the municipality at the expiration of the franchise. The exercise of that right would require complex and extensive legal proceedings. In addition, Florida Power believes that quality service and competitive rates will continue to be important factors that a municipality would consider before purchasing Florida Power’s distribution system.

Stranded Costs

An important issue encompassed by industry restructuring is the recovery of “stranded costs.” Stranded costs include the generation assets of utilities whose value in a competitive marketplace would be less than their current book value, as well as above-market purchased power commitments to QFs. Thus far, all states that have passed restructuring legislation have provided for the opportunity to recover a substantial portion of stranded costs.

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

These efforts have resulted in Florida Power successfully mitigating, through buy-outs and buy-downs of these contracts, more than 20 percent of its purchased power commitments to QFs. (See Note 12 and Note 13 to the Financial Statements.)

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For discussion of interest rate risk, equity price risk and commodity risk, see Item 7, MD&A — “Market Risks.”

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITOR’S REPORT
To the Shareholders of Florida Progress Corporation
and Florida Power Corporation:

We have audited the accompanying consolidated balance sheets of Florida Progress Corporation and subsidiaries, and of Florida Power Corporation, as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows, and common equity and comprehensive income for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the financial statements, we also have audited the financial statement schedules listed in Item 14 therein. These financial statements and financial statement schedules are the responsibility of the respective managements of Florida Progress Corporation and Florida Power Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida Progress Corporation and subsidiaries, and Florida Power Corporation, as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/KPMG LLP KPMG LLP St. Petersburg, Florida

January 20, 2000, except as to paragraph 1 of Note 2, which is as of March 3, 2000

FLORIDA PROGRESS CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Income
For the years ended December 31, 1999, 1998 and 1997
(Dollars in millions, except per share amounts)

	1999	1998	1997

REVENUES:

Electric utility	$2,632.6	$2,648.2	$2,448.4

Diversified	1,212.5	972.1	868.0

	3,845.1	3,620.3	3,316.4

EXPENSES:

Electric utility:

Fuel	596.0	595.7	458.1

Purchased power	414.1	433.8	490.6

Energy conservation costs	81.2	79.6	67.0

Operation and maintenance	466.4	471.6	422.3

Extended nuclear outage — O&M and replacement power costs	—	5.1	173.3

Depreciation and amortization	347.5	347.1	325.9

Taxes other than income taxes	203.1	203.6	193.6

	2,108.3	2,136.5	2,130.8

Diversified:

Cost of sales	1,072.3	827.2	753.9

Loss related to life insurance subsidiary	11.8	—	97.6

Other	77.8	56.3	60.4

	1,161.9	883.5	911.9

INCOME FROM OPERATIONS	574.9	600.3	273.7

INTEREST EXPENSE AND OTHER:

Interest expense	173.6	187.1	158.7

Allowance for funds used during construction	(7.2)	(16.9)	(9.7)

Distributions on company obligated mandatorily redeemable preferred securities	15.2	—	—

Other expense / (income), net	(13.3)	(.2)	4.0

	168.3	170.0	153.0

INCOME FROM OPERATIONS BEFORE INCOME TAXES	406.6	430.3	120.7

Income taxes	91.7	148.6	66.4

NET INCOME	$314.9	$281.7	$54.3

AVERAGE SHARES OF COMMON STOCK OUTSTANDING	98.1	97.1	97.1

EARNINGS PER AVERAGE COMMON SHARE

(Basic and Diluted):	$3.21	$2.90	$.56

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
December 31, 1999 and 1998
(Dollars in millions)

	1999	1998

ASSETS

PROPERTY, PLANT AND EQUIPMENT:

Electric utility plant in service and held for future use	$6,784.8	$6,307.8

Less — Accumulated depreciation	2,923.8	2,716.0

Accumulated decommissioning for nuclear plant	285.0	254.8

Accumulated dismantlement for fossil plants	132.5	130.7

	3,443.5	3,206.3

Construction work in progress	139.7	378.3

Nuclear fuel, net of amortization of $401.0 in 1999 and $377.2 in 1998	68.7	45.9

Net electric utility plant	3,651.9	3,630.5

Other property, at cost, net of depreciation of $275.0 in 1999 and $234.6 in 1998	703.4	560.1

	4,355.3	4,190.6

CURRENT ASSETS:

Cash and equivalents	9.6	2.5

Accounts receivable, less allowance for doubtful accounts of $5.8 in 1999 and $5.0 in 1998	420.6	413.4

Inventories, primarily at average cost:

Fuel	109.8	69.8

Utility materials and supplies	90.8	83.3

Diversified operations	175.9	137.0

Deferred income taxes	41.3	55.9

Prepayments and other	113.7	92.2

	961.7	854.1

DEFERRED CHARGES AND OTHER ASSETS:

Costs deferred pursuant to regulation:

Deferred purchased power contract termination costs	297.8	321.0

Other	94.0	113.6

Investments in nuclear plant decommissioning fund	377.2	332.1

Goodwill	171.1	139.8

Joint ventures and partnerships	66.2	71.5

Other	204.9	138.1

	1,211.2	1,116.1

	$6,528.2	$6,160.8

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
December 31, 1999 and 1998
(Dollars in millions)

	1999	1998

CAPITAL AND LIABILITIES

COMMON STOCK EQUITY:

Common stock without par value, 250,000,000 shares authorized, 98,454,089 outstanding in 1999 and 97,336,826 in 1998	$1,267.3	$1,221.1

Retained earnings	741.8	640.9

Other comprehensive income	(.4)	—

	2,008.7	1,862.0

PREFERRED SECURITIES:

Cumulative preferred stock of Florida Power without sinking funds	33.5	33.5
Company-obligated mandatorily redeemable cumulative quarterly income preferred securities (QUIPS) of a subsidiary trust holding solely Florida Progress guaranteed junior subordinated deferrable interest notes.	300.0	—

LONG-TERM DEBT	2,154.1	2,250.4

TOTAL CAPITAL	4,496.3	4,145.9

CURRENT LIABILITIES:

Accounts payable	309.0	279.1

Customers’ deposits	105.6	104.1

Taxes payable	10.3	10.1

Accrued interest	77.4	70.4

Overrecovered utility fuel costs	31.6	22.2

Other	112.4	104.6

	646.3	590.5

Notes payable	153.1	236.2

Current portion of long-term debt	163.2	145.9

	962.6	972.6

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes	565.3	595.4

Unamortized investment tax credits	70.0	77.8

Other postretirement benefit costs	123.1	116.1

Other	310.9	253.0

	1,069.3	1,042.3

COMMITMENTS AND CONTINGENCIES (Note 13)

	$6,528.2	$6,160.8

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Cash Flows
For the years ended December 31, 1999, 1998 and 1997
(Dollars in millions)

	1999	1998	1997

OPERATING ACTIVITIES:

Net income	$314.9	$281.7	$54.3

Adjustments for noncash items:

Depreciation and amortization	446.2	424.6	364.2

Extended nuclear outage — replacement power costs	—	—	73.3

Provision for loss on investment in life insurance subsidiary	11.8	—	86.9

Deferred income taxes and investment tax credits, net	(38.4)	44.8	(30.7)

Accrued postretirement benefit costs	7.0	8.7	8.6

Changes in working capital, net of effects from sale or acquisition of businesses:

Accounts receivable	(16.9)	(2.5)	(108.3)

Inventories	(82.8)	51.1	2.2

Overrecovered/underrecovered utility fuel costs	9.4	51.7	(33.1)

Accounts payable	18.3	17.8	58.3

Taxes payable	16.0	(8.2)	(47.1)

Prepayments and other	(22.4)	3.1	1.2

Other operating activities	24.0	5.1	12.8

	687.1	877.9	442.6

INVESTING ACTIVITIES:

Property additions (including allowance for borrowed funds used during construction)	(574.0)	(543.3)	(513.6)

Acquisition of businesses	(55.9)	(206.6)	(32.7)

Cogeneration facility and contract termination costs	—	—	(445.0)

Proceeds from sale of properties and businesses	29.1	40.6	24.3

Proceeds from sale and leaseback	47.0	153.0	—

Other investing activities	(58.5)	(129.3)	(63.7)

	(612.3)	(685.6)	(1,030.7)

FINANCING ACTIVITIES:

Issuance of long-term debt	50.0	259.1	482.8

Repayment of long-term debt	(144.4)	(275.1)	(34.9)

Increase (decrease) in commercial paper with long-term support	(16.5)	—	130.6

Issuance of company obligated mandatorily redeemable preferred securities	300.0	—	—

Sale of common stock	43.2	12.7	—

Dividends paid on common stock	(214.0)	(207.8)	(203.8)

Increase (decrease) in short-term debt	(83.1)	21.4	210.8

Other financing activities	(2.9)	(3.2)	.5

	(67.7)	(192.9)	586.0

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	7.1	(.6)	(2.1)

Beginning cash and equivalents	2.5	3.1	5.2

ENDING CASH AND EQUIVALENTS	$9.6	$2.5	$3.1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest (net of amount capitalized)	$159.7	$159.7	$142.7

Income taxes (net of refunds)	$152.0	$110.4	$141.7

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Common Equity and Comprehensive Income
For the years ended December 31, 1999, 1998 and 1997
(Dollars in millions, except per share amounts)

				Accumulated
				Other
		Common	Retained	Comprehensive
	Total	Stock	Earnings	Income

Balance, December 31, 1996	$1,924.2	$1,208.3	$716.5	$(.6)

Net income	54.3		54.3

Reversal of unrealized loss on marketable securities due to deconsolidation	.6			.6

Comprehensive income	54.9	—	54.3	.6

Common stock issued — 55,772 shares	.7	.7

Cash dividends on common stock ($2.10 per share)	(203.8)		(203.8)

Balance, December 31, 1997	1,776.0	1,209.0	567.0	—

Net income	281.7		281.7

Common stock issued — 273,872 shares	12.1	12.1

Cash dividends on common stock ($2.14 per share)	(207.8)		(207.8)

Balance, December 31, 1998	1,862.0	1,221.1	640.9	—

Net income	314.9		314.9

Foreign currency translation adjustment	(.4)			(.4)

Comprehensive income	314.5	—	314.9	(.4)

Common stock issued — 1,117,263 shares	46.2	46.2

Cash dividends on common stock ($2.18 per share)	(214.0)		(214.0)

Balance, December 31, 1999	$2,008.7	$1,267.3	$741.8	$(.4)

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA POWER CORPORATION
Statements of Income
For the years ended December 31, 1999, 1998 and 1997
(Dollars in millions)

	1999	1998	1997

OPERATING REVENUES:	$2,632.6	$2,648.2	$2,448.4

OPERATING EXPENSES:

Operation:

Fuel	596.0	595.7	458.1

Purchased power	414.1	433.8	490.6

Energy conservation costs	81.2	79.6	67.0

Operation and maintenance	466.4	471.6	422.3

Extended nuclear outage — O&M and replacement power costs	—	5.1	173.3

Depreciation and amortization	347.5	347.1	325.9

Taxes other than income taxes	203.1	203.6	193.6

Income taxes	149.1	140.3	69.9

	2,257.4	2,276.8	2,200.7

INCOME FROM OPERATIONS	375.2	371.4	247.7

OTHER INCOME AND DEDUCTIONS:

Allowance for equity funds used during construction	3.8	7.5	5.4

Other income (expense), net	8.6	(1.7)	(4.2)

	12.4	5.8	1.2

INTEREST CHARGES:

Interest on long-term debt	105.8	115.6	102.4

Other interest expense	18.2	20.9	14.9

	124.0	136.5	117.3

Allowance for borrowed funds used during construction	(3.4)	(9.4)	(4.3)

	120.6	127.1	113.0

NET INCOME	267.0	250.1	135.9

DIVIDENDS ON PREFERRED STOCK	1.5	1.5	1.5

NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK	$265.5	$248.6	$134.4

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
December 31, 1999 and 1998
(Dollars in millions)

	1999	1998

ASSETS

PROPERTY, PLANT AND EQUIPMENT:

Electric utility plant in service and held for future use	$6,784.8	$6,307.8

Less — Accumulated depreciation	2,923.8	2,716.0

Accumulated decommissioning for nuclear plant	285.0	254.8

Accumulated dismantlement for fossil plants	132.5	130.7

	3,443.5	3,206.3

Construction work in progress	139.7	378.3

Nuclear fuel, net of amortization of $401.0 in 1999 and $377.2 in 1998	68.7	45.9

	3,651.9	3,630.5

Other property, net	10.0	11.5

	3,661.9	3,642.0

CURRENT ASSETS:

Accounts receivable, less allowance for doubtful accounts of $4.0 in 1999 and $3.8 in 1998	210.8	206.0

Inventories, primarily at average cost:

Fuel	76.4	48.4

Materials and supplies	90.8	83.3

Deferred income taxes	41.4	56.0

Prepayments and other	101.3	69.5

	520.7	463.2

DEFERRED CHARGES AND OTHER ASSETS:

Costs deferred pursuant to regulation:

Deferred purchased power contract termination costs	297.8	321.0

Other	94.0	113.6

Investments in nuclear plant decommissioning fund	377.2	332.1

Other	50.9	56.2

	819.9	822.9

	$5,002.5	$4,928.1

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
December 31, 1999 and 1998
(Dollars in millions)

	1999	1998

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:

Common stock	$1,004.4	$1,004.4

Retained earnings	880.6	815.7

	1,885.0	1,820.1

CUMULATIVE PREFERRED STOCK:

Without sinking funds	33.5	33.5

LONG-TERM DEBT	1,478.8	1,555.1

TOTAL CAPITAL	3,397.3	3,408.7

CURRENT LIABILITIES:

Accounts payable	152.9	154.2

Accounts payable to associated companies	23.1	27.2

Customers’ deposits	105.6	104.1

Accrued other taxes	5.8	6.3

Accrued interest	59.6	55.8

Overrecovered utility fuel costs	31.6	22.2

Other	79.3	70.6

	457.9	440.4

Notes payable	153.1	47.3

Current portion of long-term debt	76.8	91.6

	687.8	579.3

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes	509.9	563.2

Unamortized investment tax credits	69.5	77.2

Other postretirement benefit costs	119.4	112.9

Other	218.6	186.8

	917.4	940.1

	$5,002.5	$4,928.1

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Cash Flows
For the years ended December 31, 1999, 1998 and 1997
(Dollars in millions)

	1999	1998	1997

OPERATING ACTIVITIES:

Net income after dividends on preferred stock	$265.5	$248.6	$134.4

Adjustments for noncash items:

Depreciation and amortization	385.0	382.7	333.8

Extended nuclear outage — replacement power costs	—	—	73.3

Deferred income taxes and investment tax credits, net	(62.2)	36.5	(15.2)

Changes in working capital:

Accounts receivable	(4.9)	37.9	(69.2)

Inventories	(35.5)	4.2	6.7

Overrecovered/underrecovered utility fuel costs	9.4	51.7	(33.1)

Accounts payable	(5.4)	11.8	51.7

Taxes payable	5.3	(4.2)	(26.0)

Prepayments and other	(23.5)	(11.6)	12.3

Other operating activities	41.3	21.4	(35.9)

	575.0	779.0	432.8

INVESTING ACTIVITIES:

Construction expenditures	(357.7)	(310.2)	(387.2)

Allowance for borrowed funds used during construction	(3.4)	(9.4)	(4.3)

Cogeneration facility acquisition and contract termination costs	—	—	(445.0)

Other investing activities	(27.5)	(56.8)	(6.0)

	(388.6)	(376.4)	(842.5)

FINANCING ACTIVITIES:

Issuance of long-term debt	—	144.1	447.7

Repayment of long-term debt	(91.6)	(259.3)	(21.3)

Dividends paid on common stock	(200.6)	(154.9)	(192.4)

Increase (decrease) in short-term debt	105.8	(132.5)	175.7

	(186.4)	(402.6)	409.7

NET INCREASE IN CASH AND EQUIVALENTS	—	—	—

Beginning cash and equivalents	—	—	—

ENDING CASH AND EQUIVALENTS	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest (net of amount capitalized)	$113.3	$112.6	$98.9

Income taxes (net of refunds)	$210.9	$107.3	$108.4

Non-cash investing activities:

Property dividend to parent	$—	$41.1	$—

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Common Equity and Comprehensive Income
For the years ended December 31, 1999, 1998 and 1997
(Dollars in millions)

				Accumulated
				Other
		Common	Retained	Comprehensive
	Total	Stock	Earnings	Income

Balance, December 31, 1996	$1,825.5	$1,004.4	$821.1	$—

Net income	134.4		134.4

Dividends paid to parent	(192.4)		(192.4)

Balance, December 31, 1997	1,767.5	1,004.4	763.1	—

Net income	248.6		248.6

Dividends paid to parent	(196.0)		(196.0)

Balance, December 31, 1998	1,820.1	1,004.4	815.7	—

Net income	265.5		265.5

Dividends paid to parent	(200.6)		(200.6)

Balance, December 31, 1999	$1,885.0	$1,004.4	$880.6	$—

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1:          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General — Florida Progress Corporation (the Company) is an exempt holding company under the Public Utility Holding Company Act of 1935. Its two primary subsidiaries are Florida Power Corporation (Florida Power) and Electric Fuels Corporation (Electric Fuels).

Due to the geographical locations of Electric Fuels’ Rail Services, Inland Marine Transportation, and non-Florida Power portion of its Energy & Related Services operations, it is necessary to report their results one month in arrears.

The consolidated financial statements include the financial results of the Company and its majority-owned operations. All significant intercompany balances and transactions have been eliminated. Investments in 20% to 50%-owned joint ventures are accounted for using the equity method.

Effective December 31, 1997, the Company deconsolidated the financial statements of Mid-Continent, and the investment in Mid-Continent is accounted for under the cost method.

Certain reclassifications have been made to prior-year amounts to conform to the current year’s presentation.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. This could affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. These estimates involve judgments with respect to various items including future economic factors that are difficult to predict and are beyond the control of the Company. Therefore actual results could differ from these estimates.

Regulation — Florida Power is regulated by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC). The utility follows the accounting practices set forth in Financial Accounting Standard (FAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” This standard allows utilities to capitalize or defer certain costs or reduce revenues based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process.

PROPERTY, PLANT AND EQUIPMENT

Electric Utility Plant — Utility plant is stated at the original cost of construction, which includes payroll and related costs such as taxes, pensions and other fringe benefits, general and administrative costs, and an allowance for funds used during construction. Substantially all of the utility plant is pledged as collateral for Florida Power’s first mortgage bonds.

The allowance for funds used during construction represents the estimated cost of equity and debt for utility plant under construction. Florida Power is permitted to earn a return on these costs and recover them in the rates charged for utility services while the plant is in service. The average rate used in computing the allowance for funds was 7.8% for 1999, 1998 and 1997.

The cost of nuclear fuel is amortized to expense based on the quantity of heat produced for the generation of electric energy in relation to the quantity of heat expected to be produced over the life of the nuclear fuel core.

Florida Power’s annual provision for depreciation, including a provision for nuclear plant decommissioning costs and fossil plant dismantlement costs, expressed as a percentage of the average balances of depreciable utility plant, was 4.6% for 1999, 4.7% for 1998 and 4.8% for 1997.

The fossil plant dismantlement accrual has been suspended for a period of four years, effective July 1, 1997. (See Note 12 to the Financial Statements - Extended Nuclear Outage.)

Florida Power charges maintenance expense with the cost of repairs and minor renewals of property. The plant accounts are charged with the cost of renewals and replacements of property units. Accumulated depreciation is charged with the cost, less the net salvage, of property units retired.

In compliance with a regulatory order, Florida Power accrues a reserve for maintenance and refueling expenses anticipated to be incurred during scheduled nuclear plant outages.

Other Property — Other property consists primarily of railcar and recycling equipment, barges, towboats, land, mineral rights and telecommunications equipment.

Depreciation on other property is calculated principally on the straight-line method over the following estimated useful lives:

Railcar and recycling equipment	3	to 20 years

Barges and towboats	30	to 35 years

Telecommunications equipment	5	to 20 years

Electric Fuels owns, in fee, properties that contain estimated proven and probable coal reserves of approximately 185 million tons, and controls, through mineral leases, additional estimated proven and probable coal reserves of approximately 30 million tons. Electric Fuels’ reserves were evaluated and summarized by an independent consultant. Depletion is provided on the units-of-production method based upon the estimates of recoverable tons of clean coal.

Utility Revenues, Fuel and Purchased Power Expenses — Revenues include amounts resulting from fuel, purchased power and energy conservation cost recovery clauses, which generally are designed to permit full recovery of these costs. The adjustment factors are based on projected costs for a 12-month period. The cumulative difference between actual and billed costs is included on the balance sheet as a current regulatory asset or liability. Any difference is billed or refunded to customers during the subsequent period.

In December 1997, Florida Power ended a three-year test period for residential revenue decoupling, which was ordered by the FPSC and began in January 1995. Revenue decoupling eliminated the effect of abnormal weather from revenues and earnings. The regulatory asset at December 31, 1999, is currently being recovered from customers over a period ending in the year 2000, through the energy conservation cost recovery clause as directed by the FPSC decoupling order.

Florida Power accrues the nonfuel portion of base revenues for services rendered but unbilled.

Diversified Revenues — Revenues are recognized at the time products are shipped or as services are rendered. Leasing activities are accounted for in accordance with FAS No. 13, “Accounting for Leases.”

Income Taxes — Deferred income taxes are provided on all significant temporary differences between the financial and tax basis of assets and liabilities using current tax rates.

Deferred investment tax credits, subject to regulatory accounting practices, are amortized to income over the lives of the related properties.

Accounting for Certain Investments — The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Dividend and interest income are recognized when earned.

Acquisitions — During 1999 and 1998, subsidiaries of Electric Fuels acquired 8 and 13 businesses, respectively, in separate transactions. The cash paid for the 1999 and 1998 acquisitions was $55.9 million and $206.6 million, respectively. The excess of the aggregate purchase price over the fair value of net assets acquired was approximately

$24.0 million and $87.8 million in 1999 and 1998, respectively. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the operating results of the acquired businesses have been included in the Company’s consolidated financial statements since the date of acquisition. Each of the acquired companies conducted operations similar to those of the subsidiaries and has been integrated into Electric Fuels’ operations. The pro forma results of consolidated operations for 1999 and 1998, assuming the 1999 acquisitions were made at the beginning of each year, would not differ significantly from the historical results.

Goodwill — Goodwill is being amortized on a straight-line basis over the expected periods to be benefited, generally 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

Environmental — The Company accrues environmental remediation liabilities when the criteria of FAS No. 5, “Accounting for Contingencies,” have been met. Environmental expenditures are expensed as incurred or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed.

Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

Loss Contingencies — Liabilities for loss contingencies arising from litigation are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The amount of the liability recorded includes an estimate of outside legal fees directly associated with the loss contingency.

New Accounting Standards — In June 1999, the FASB issued FAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FAS No. 133,” which deferred, for one year, the effective date for the implementation of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair values. Florida Progress will be required to adopt this standard for financial statements issued beginning the first quarter of fiscal year 2001. Florida Progress is currently evaluating the effect the standard will have on its financial statements.

NOTE 2:          PROPOSED SHARE EXCHANGE

On August 22, 1999, the Company entered into an Agreement and Plan of Exchange (the Agreement) with Carolina Power & Light Company (“CP&L”), and CP&L Holdings, Inc. (now CP&L Energy Inc. (“CP&L Energy”)), a wholly owned subsidiary of CP&L. CP&L is in the process of restructuring whereby CP&L Energy will become the holding company of CP&L. All of the outstanding shares of Florida Progress would be acquired by CP&L Energy in a statutory share exchange. For each share of Florida Progress common stock, the Florida Progress shareholder will elect to receive either $54.00 in cash or shares of CP&L Energy common stock, subject to adjustment. The number of CP&L Energy shares to be exchanged for each Florida Progress share will be between 1.1897 and 1.4543, based on the value of CP&L Energy shares during a 20-day consecutive time period ending with the fifth trading day immediately preceding the share exchange. The total of Florida Progress shareholder elections are subject to the limitation that no more than 65 percent of the shares of Florida Progress stock will be exchanged for cash, and no more than 35 percent of the shares of Florida Progress stock will be exchanged for shares of CP&L Energy stock. The agreement was amended on March 3, 2000 to provide that Florida Progress shareholders would receive one contingent value obligation for each share of Florida Progress common stock they own. Each contingent value obligation will represent the right to receive contingent payments based upon the net after-tax cash flow to CP&L Energy generated by four synthetic fuel plants purchased by subsidiaries of Florida Progress in October 1999.

The transaction has been approved by the Boards of Directors of Florida Progress, CP&L Energy and CP&L. The transaction is expected to close in the fall of 2000, shortly after all the conditions to the Agreement, including the approval of the shareholders of Florida Progress and CP&L, and the approval or regulatory review by certain state and federal government agencies are met. While there are no formal FPSC approvals for this transaction, Florida Progress will continue to work with the state regulators regarding the ongoing jurisdiction over Florida Power. Upon completion of the share exchange, CP&L Energy will be subject to regulation as a holding company registered under the Public Utility Holding Company Act of 1935.

The Boards of Directors of Florida Progress, CP&L Energy and CP&L may terminate the Agreement under certain circumstances, including if the share exchange were not completed on or before December 31, 2000, or by June 30, 2001, if the necessary governmental approvals were not obtained by December 31, 2000, but all other conditions have been or could be satisfied by that time. In the event that Florida Progress or CP&L Energy terminate the Agreement in certain other limited circumstances, Florida Progress would be required to pay a $150 million termination fee, plus up to $25 million in fees and expenses.

In addition, Florida Progress’ obligation to complete the share exchange is conditioned upon the average closing price of CP&L Energy common stock for the 20-day trading period ending five trading days before the share exchange, not being less than $30. If the average CP&L Energy stock price is less than $30, Florida Progress is not obligated to complete the share exchange.

Both CP&L Energy and Florida Progress have agreed to certain undertakings and limitations regarding the conduct of their respective businesses prior to the closing of the transaction.

NOTE 3:          FINANCIAL INSTRUMENTS

Estimated fair value amounts have been determined by the Company using available market information. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may be different than the amounts that the Company could realize in a current market exchange.

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s marketable securities, long-term debt obligations and Company-obligated mandatorily redeemable preferred securities.

The Company held only securities classified as available for sale at both December 31, 1999 and 1998. At December 31, 1999 and 1998, the Company had the following financial instruments with estimated fair values and carrying amounts:

	1999		1998

	CARRYING	FAIR	CARRYING	FAIR
(In millions)	AMOUNT	VALUE	AMOUNT	VALUE

ASSETS:

Investments in company-owned life insurance	$89.8	$89.8	$80.4	$80.4

Nuclear decommissioning fund	377.2	377.2	332.1	332.1

CAPITAL AND LIABILITIES:

Company-obligated mandatorily redeemable preferred securities	$300.0	$249.8	$—	$—

Long-term debt:

Florida Power Corporation	1,555.6	1,512.3	1,646.7	1,740.4

Progress Capital Holdings	761.7	753.6	749.6	763.9

The change in the cash surrender value of the company’s investment in company-owned life insurance is reflected in other expense (income) in the accompanying consolidated statements of income. The nuclear decommissioning fund consists primarily of equity securities and municipal, government, corporate, and mortgage-backed debt securities. The debt securities have a weighted average maturity of approximately 10 years. The fund had gross unrealized gains at December 31, 1999 and 1998 of $117.3 million and $97.1 million, respectively. Gross unrealized losses for the same periods were not significant. The proceeds from the sale of securities were $722.2 million, $231.7 million, and $496.2 million for the years ended December 31, 1999, 1998, and 1997, respectively. The cost of securities sold was based on specific identification and resulted in gross realized gains of $7.6 million, $1.5 million, and $1.9 million for the years ended December 31, 1999, 1998, and 1997, respectively. All realized and unrealized gains and losses are reflected as an adjustment to the accumulated provision for nuclear decommissioning.

NOTE 4:          INCOME TAXES

FLORIDA PROGRESS

(In millions)	1999	1998	1997

Components of income tax expense:

Payable currently:

Federal	$109.6	$85.8	$86.6

State	20.5	15.3	10.5

	130.1	101.1	97.1

Deferred, net:

Federal	(28.0)	47.2	(22.4)

State	(2.6)	8.2	(.5)

	(30.6)	55.4	(22.9)

Amortization of investment tax credits, net	(7.8)	(7.9)	(7.8)

	$91.7	$148.6	$66.4

FLORIDA POWER

(In millions)	1999	1998	1997

Components of income tax expense:

Payable currently:

Federal	$185.1	$89.2	$73.5

State	28.4	15.3	11.6

	213.5	104.5	85.1

Deferred, net:

Federal	(49.5)	37.7	(7.6)

State	(4.9)	6.6	0.2

	(54.4)	44.3	(7.4)

Amortization of investment tax credits, net	(7.8)	(7.9)	(7.8)

	$151.3	$140.9	$69.9

The primary differences between the statutory rates and the effective income tax rates are detailed below:

FLORIDA PROGRESS

	1999	1998	1997

Federal statutory income tax rate	35.0%	35.0%	35.0%

State income tax, net of federal income tax benefits	2.9	3.5	5.4

Amortization of investment tax credits	(1.9)	(1.8)	(6.4)

Synthetic fuel income tax credits	(9.5)	(.6)	—

Other income tax credits	(1.5)	(1.3)	(2.7)

Provision for loss (benefit) on investment in life insurance subsidiary	(2.7)	—	24.9

Other	.3	(.3)	(1.8)

Effective income tax rates	22.6%	34.5%	54.4%

FLORIDA POWER

	1999	1998	1997

Federal statutory income tax rate	35.0%	35.0%	35.0%

State income tax, net of federal income tax benefits	3.7	3.6	3.7

Amortization of investment tax credits	(1.9)	(2.0)	(3.8)

Other	(0.5)	(.4)	(0.9)

	36.3%	36.2%	34.0%

The following summarizes the components of deferred tax liabilities and assets at December 31, 1999 and 1998:

FLORIDA PROGRESS

(In millions)	1999	1998

Deferred tax liabilities:

Difference in tax basis of property, plant and equipment	$604.9	$621.2

Investment in partnerships	25.5	19.2

Deferred book expenses	25.0	23.4

Other	21.2	38.1

Total deferred tax liabilities	$676.6	$701.9

Deferred tax assets:

Accrued book expenses	105.9	108.7

Unbilled revenues	17.7	17.6

Other	29.0	36.1

Total deferred tax assets	$152.6	$162.4

FLORIDA POWER

(In millions)	1999	1998

Deferred tax liabilities:

Difference in tax basis of property, plant and equipment	540.9	$575.1

Deferred book expenses	25.0	23.3

Carrying value of securities over cost	25.9	22.0

Other	7.1	14.3

Total deferred tax liabilities	$598.9	$634.7

Deferred tax assets:

Accrued book expenses	88.9	90.2

Unbilled revenues	17.7	17.6

Other	23.7	19.7

Total deferred tax assets	$130.3	$127.5

At December 31, 1999 and 1998, Florida Power had net non current deferred tax liabilities of $468.6 million and $563.1 million and net current deferred tax assets of $10.2 million and $55.9 million, respectively. Florida Power expects the results of future operations will generate sufficient taxable income to allow for the utilization of deferred tax assets.

At December 31, 1999 and 1998, Florida Progress had net non current deferred tax liabilities of $565.3 million and $595.4 million and net current deferred tax assets of $41.3 million and $55.9 million, respectively. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to allow for the utilization of deferred tax assets.

NOTE 5:          NUCLEAR OPERATIONS

Florida Power incurred $100 million in additional operation and maintenance expenses in 1997 as a result of Florida Power’s Crystal River nuclear plant (CR3) experiencing an extended outage beginning in September 1996. In January 1998, the NRC granted Florida Power permission to restart the plant. On February 15, 1998, the plant returned to service. With the exception of a planned refueling outage in October 1999, CR3 has produced more than 100% of its rated capacity since its restart in February 1998. (See Note 12 to the Financial Statements.)

Jointly Owned Plant — In September 1999, Florida Power purchased the City of Tallahassee’s 1.33% interest in the Crystal River nuclear plant, which was approved by regulatory authorities. The following information relates to Florida Power’s 91.78% proportionate share of the nuclear plant at December 31, 1999, and 90.45% proportionate share at December 31, 1998:

(In millions)	1999	1998

Utility plant in service	$773.6	$708.9

Construction work in progress	18.6	44.2

Unamortized nuclear fuel	68.7	45.9

Accumulated depreciation	400.6	368.7

Accumulated decommissioning	285.0	254.8

Net capital additions for Florida Power were $39.2 million in 1999 and $30.0 million in 1998. Depreciation expense, exclusive of nuclear decommissioning, was $34.3 million in 1999 and $32.8 million in 1998. Each co-owner provides for its own financing of its investment. Florida Power’s share of the asset balances and operating costs is included in the appropriate consolidated financial statements. Amounts exclude any allocation of costs related to common facilities.

Decommissioning Costs — Florida Power’s nuclear plant depreciation expenses include a provision for future decommissioning costs, which are recoverable through rates charged to customers. Florida Power is placing amounts collected in an externally managed trust fund. The recovery from customers, plus income earned on the trust fund, is intended to be sufficient to cover Florida Power’s share of the future dismantlement, removal and land restoration costs. Florida Power has a license to operate the nuclear unit through December 3, 2016, and contemplates decommissioning beginning at that time.

In November 1995, the FPSC approved the current site-specific study that estimates total future decommissioning costs at approximately $2 billion, which corresponds to $481.2 million in 1999 dollars. Florida Power’s share of the total annual decommissioning expense is $21.7 million.

Florida Power is required to file a new site-specific study with the FPSC at least every five years, which will incorporate current cost factors, technology and radiological criteria. In November 1999, the FPSC approved Florida Power’s request to defer the filing of its nuclear decommissioning cost study for one year, until December 2000.

Fuel Disposal Costs — Florida Power has entered into a contract with the U.S. Department of Energy (DOE) for the transportation and disposal of spent nuclear fuel. Disposal costs for nuclear fuel consumed are being collected from customers through the fuel adjustment clause at a rate of $.001 per net nuclear kilowatt-hour sold and are paid to the DOE quarterly. Florida Power currently is storing spent nuclear fuel on-site and has sufficient storage capacity in place for fuel consumed through the year 2011.

NOTE 6:          PREFERRED AND PREFERENCE STOCK AND SHAREHOLDER RIGHTS

The authorized capital stock of the Company includes 10 million shares of preferred stock, without par value, including 2 million shares designated as Series A Junior Participating Preferred Stock. No shares of the Company’s preferred stock are issued and outstanding. However, under the Company’s Shareholder Rights Agreement, each share of common stock has associated with it approximately two-thirds of one right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, subject to adjustment, which is exercisable in the event of certain attempted business combinations. If exercised, the rights would cause substantial dilution of ownership, thus adversely affecting any attempt to acquire the Company on terms not approved by the Company’s Board of Directors. The rights have no voting or dividend rights and expire in December 2001, unless redeemed earlier by the Company or terminated pursuant to the CP&L share exchange. In connection with the CP&L share exchange, the Company executed an amendment to the Shareholder Rights Agreement which provides that the Rights will expire immediately prior to the effective time of the exchange, and the exchange will not cause a triggering event or the issuance of any preferred stock.

The authorized capital stock of Florida Power includes three classes of preferred stock: 4 million shares of Cumulative Preferred Stock, $100 par value; 5 million shares of Cumulative Preferred Stock, without par value; and 1 million shares of Preference Stock, $100 par value. No shares of Florida Power’s Cumulative Preferred Stock, without par value, or Preference Stock are issued and outstanding.

Cumulative Preferred Stock, $100 par value, for Florida Power is detailed below:

	Current	Shares	Outstanding at
Dividend	Redemption	Issued and	December 31,
Rate	Price	Outstanding	1999 & 1998

			(In millions)
4.00%	$104.25	39,980	$4.0

4.40%	$102.00	75,000	7.5

4.58%	$101.00	99,990	10.0

4.60%	$103.25	39,997	4.0

4.75%	$102.00	80,000	8.0

		334,967	$33.5

All Cumulative Preferred Stock series are without sinking funds and are not subject to mandatory redemption.

NOTE 7:	COMPANY OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE QUARTERLY INCOME PREFERRED SECURITIES (QUIPS) OF A SUBSIDIARY TRUST HOLDING SOLELY FLORIDA PROGRESS GUARANTEED JUNIOR SUBORDINATED DEFERRABLE INTEREST NOTES

In April 1999, FPC Capital I (the Trust), an indirect wholly owned subsidiary of the Company, issued 12 million shares of $25 par cumulative Company-obligated mandatorily redeemable preferred securities (“Preferred Securities”) due 2039, with an aggregate liquidation value of $300 million and a quarterly distribution rate of 7.10%. Currently, all 12 million shares of the Preferred Securities that were issued are outstanding. Concurrent with the issuance of the Preferred Securities, the Trust issued to Florida Progress Funding Corporation (Funding Corp.) all of the common securities of the Trust (371,135 shares), for $9.3 million. Funding Corp. is a direct wholly owned subsidiary of the Company.

The existence of the Trust is for the sole purpose of issuing the Preferred Securities and the common securities and using the proceeds thereof to purchase from Funding Corp. its 7.10% Junior Subordinated Deferrable Interest Notes (“subordinated notes”) due 2039, for a principal amount of $309.3 million. The subordinated notes and the Notes Guarantee (as discussed below) are the sole assets of the Trust. Funding Corp.’s proceeds from the sale of the subordinated notes were advanced to Progress Capital Holdings and used for general corporate purposes including the repayment of a portion of certain outstanding short-term bank loans and commercial paper.

The Company has fully and unconditionally guaranteed the obligations of Funding Corp. under the subordinated notes (the Notes Guarantee). In addition, the Company has guaranteed the payment of all distributions required to be made by the Trust, but only to the extent that the Trust has funds available for such distributions (Preferred Securities Guarantee). The Preferred Securities Guarantee, considered together with the Notes Guarantee, constitutes a full and unconditional guarantee by the Company of the Trust’s obligations under the Preferred Securities.

The subordinated notes may be redeemed at the option of Funding Corp. beginning in 2004 at par value plus accrued interest through the redemption date. The proceeds of any redemption of the subordinated notes will be used by the Trust to redeem proportional amounts of the Preferred Securities and common securities in accordance with their terms. Upon liquidation or dissolution of Funding Corp., holders of the Preferred Securities would be entitled to the liquidation preference of $25 per share plus all accrued and unpaid dividends thereon to the date of payment.

NOTE 8:          DEBT

The Company’s long-term debt at December 31, 1999 and 1998 is detailed below:

(In millions)

	Interest Rate (a)	1999	1998

FLORIDA POWER CORPORATION:

First mortgage bonds, maturing 2003-2023	6.94%	$510.0	$585.0

Pollution control revenue bonds, maturing 2014-2027	6.59%	240.9	240.9

Medium-term notes, maturing 2000-2028	6.64%	607.9	624.5

Commercial paper, supported by revolver maturing November 30, 2003	5.93%	200.0	200.0

Discount being amortized over term of bonds		(3.2)	(3.7)

		1,555.6	1,646.7

PROGRESS CAPITAL HOLDINGS:

Medium-term notes, maturing 2000-2008	6.63%	444.0	444.0

Commercial paper, supported by revolver maturing November 30, 2003	6.09%	283.5	300.0

Other debt, maturing 2000-2006	6.88%	34.2	5.6

		2,317.3	2,396.3

Less: Current portion of long-term debt		163.2	145.9

		$2,154.1	$2,250.4

(a) Weighted average interest rate at December 31, 1999.

The Company’s consolidated subsidiaries have lines of credit totaling $800 million, which are used to support the issuance of commercial paper. The lines of credit were not drawn on as of December 31, 1999. Interest rate options under the lines of credit arrangements vary from subprime or money market rates to the prime rate. Banks providing lines of credit are compensated through fees. Commitment fees on lines of credit vary between .08 and .12 of 1%.

The lines of credit consist of four revolving bank credit facilities, two each for Florida Power and Progress Capital Holdings, Inc. (Progress Capital). The Florida Power facilities consist of $200 million with a 364-day term and $200 million with a remaining four-year term. The Progress Capital facilities consist of $100 million with a 364-day term and $300 million with a remaining four-year term. In 1999, both 364-day facilities were extended to November 2000. Based on the duration of the underlying backup credit facilities, $483.5 million and $500 million of outstanding commercial paper at December 31, 1999 and 1998, respectively, are classified as long-term debt. As of December 31, 1999, Florida Power and Progress Capital had an additional $153.1 million and $0 million, respectively, of outstanding commercial paper classified as short-term debt.

Progress Capital has uncommitted bank bid facilities authorizing it to borrow and re-borrow, and have outstanding at any time, up to $300 million. As of December 31, 1999 and 1998, $0 million and $150 million, respectively, was outstanding under these bid facilities.

Florida Power has a public medium-term note program providing for the issuance of either fixed or floating interest rate notes. These notes may have maturities ranging from nine months to 30 years. A balance of $250 million is available for issuance at December 31, 1999.

In March 1998, Florida Power redeemed all of its $150 million principal amount of first mortgage bonds, 8 5/8% series due November 2021 at a redemption price of 105.17% of the principal amount thereof. Substantially all of this redemption was funded from the net proceeds of $150 million of medium-term notes issued in February 1998, which bear an interest rate of 6 3/4% and mature in February 2028. Florida Power also redeemed, in November 1998, an additional $100 million of first mortgage bonds. The entire $50 million principal amount of the 7 3/8% series was redeemed at a price of 100.93%, and the entire $50 million principal amount of the 7 1/4% series was redeemed at a price of 100.86%. Both issues were due in 2002. The redemption was funded from internally generated funds and commercial paper.

Florida Power has registered $370 million of first mortgage bonds, which are unissued and available for issuance.

Progress Capital has a private medium-term note program providing for the issuance of either fixed or floating interest rate notes, with maturities ranging from nine months to 30 years. A balance of $135 million is available for issuance under this program.

The combined aggregate maturities of long-term debt for 2000 through 2004 are $163.2 million, $185.9 million, $85.3 million, $762.3 million and $71.3 million, respectively.

Florida Progress has unconditionally guaranteed the payment of Progress Capital’s debt.

NOTE 9:          STOCK-BASED COMPENSATION

The Company’s Long-Term Incentive Plan (LTIP) authorizes the granting of up to 2,250,000 shares of common stock to certain executives in various forms, including stock options, stock appreciation rights, restricted stock and performance shares. A Company subsidiary also grants performance units under a separate LTIP. Currently, only performance shares, performance units and restricted stock have been granted. Upon achievement of certain criteria for a three-year performance cycle, the performance shares or units earned can range from 0% to 300% of the performance shares or units granted plus dividend equivalents, and are payable in the form of shares of common stock of Florida Progress or cash. If certain stock ownership requirements have been met, certain executives are also eligible to receive an additional award of restricted stock, which will only be awarded if the performance shares or units earned are taken in company stock. Restricted stock fully vests 10 years from the date of award, or upon change of control, or retirement after reaching age 62. The Company accounts for its LTIPs in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed under FAS No. 123, “Accounting for Stock Based Compensation.” Performance shares, performance units and restricted stock granted with the fair value at the grant date is detailed below:

	Performance	Restricted
Year	Shares/Units Granted	Stock Granted	Fair value

1999	124,890	74,192	$8,841,740

1998	139,860	—	$5,375,869

1997	144,126	—	$4,559,258

Compensation costs for performance shares, performance units and restricted stock have been recognized at the fair market value of the Company’s stock and are recognized over the performance cycle. Compensation cost related to the LTIPs for 1999, 1998, and 1997, was $19 million, $9 million, and $4 million, respectively. If the accounting under FAS No. 123 had been utilized, there would not have been any difference in the results of operations or earnings per share.

NOTE 10:          BENEFIT PLANS

Pension Benefits — The Company and some of its subsidiaries have two noncontributory defined benefit pension plans covering most employees. The Company also has two supplementary defined benefit pension plans that provide benefits to higher-level employees. Effective January 1, 1998, one pension plan was split into two separate plans, one covering eligible bargaining unit employees and the other covering all other eligible employees. Plan assets were allocated to each plan in accordance with applicable law.

Other Postretirement Benefits — The Company and some of its subsidiaries also provide certain health care and life insurance benefits for retired employees that reach retirement age while working for the Company.

Shown below are the components of the net pension expense and net postretirement benefit expense calculations for 1999, 1998 and 1997:

	Pension Benefits			Other Postretirement Benefits

(In millions)	1999	1998	1997	1999	1998	1997

Service cost	$22.0	$22.3	$18.7	$3.5	$3.5	$3.2

Interest cost	39.4	37.7	34.9	10.4	10.5	10.4

Expected return on plan assets	(78.4)	(68.5)	(58.4)	(.4)	(.3)	(.4)

Net amortization and deferral	(15.1)	(12.5)	(6.5)	3.0	3.2	3.4

Net cost/(benefit) recognized	$(32.1)	$(21.0)	$(11.3)	$16.5	$16.9	$16.6

The following weighted average actuarial assumptions at December 31 were used in the calculation of the year-end funded status:

	Pension Benefits			Other Postretirement Benefits

	1999	1998	1997	1999	1998	1997

Discount rate	7.50%	7.00%	7.25%	7.50%	7.00%	7.25%

Expected long-term rate of return	9.00%	9.00%	9.00%	5.00%	5.00%	5.00%

Rate of compensation increase:

Bargaining unit employees	3.50%	3.50%	4.50%	3.50%	3.50%	4.50%

Nonbargaining unit employees	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%

Nonqualified plans	4.50%	4.00%	4.00%	N/A	N/A	N/A

The following summarizes the change in the benefit obligation and plan assets for both the pension plan and postretirement benefit plan for 1999 and 1998:

	Pension Benefits		Other Postretirement Benefits

(In millions)	1999	1998	1999	1998

Change in benefit obligation
Benefit obligation at beginning of year	$574.2	$523.9	$161.5	$153.2

Service cost	22.0	22.3	3.5	3.5

Interest cost	39.4	37.7	10.4	10.5

Plan amendment	9.5	—	(2.4)	—

Actuarial (gain)/loss	(34.9)	16.1	(10.3)	1.2

Benefits paid	(28.0)	(25.8)	(8.2)	(6.9)

Benefit obligation at end of year	582.2	574.2	154.5	161.5

Change in plan assets
Fair value of plan assets at beginning of year	885.0	769.0	8.1	6.4

Return on plan assets (net of expenses)	179.9	140.2	(.2)	.4

Employer contributions	—	—	1.3	1.3

Benefits paid	(25.9)	(24.2)	—	—

Fair value of plan assets at end of year	1,039.0	885.0	9.2	8.1

Funded status	456.8	310.8	(145.3)	(153.4)

Unrecognized transition (asset) obligation	(15.5)	(20.5)	45.4	51.4

Unrecognized prior service cost	12.0	13.3	—	—

Unrecognized net actuarial gain	(399.2)	(283.5)	(23.2)	(14.1)

Prepaid (accrued) benefit cost	$54.1	$20.1	$(123.1)	$(116.1)

Between 1996 and 1999, the Company set assets aside in a rabbi trust for the purpose of providing benefits to the participants in the supplementary defined benefit retirement plans and certain other plans for higher level employees. The assets of the rabbi trust are not reflected as plan assets because the assets could be subject to creditors’ claims.

The assets and liabilities of the supplementary defined benefit retirement plans are included in Other Assets and Other Liabilities on the accompanying Consolidated Balance Sheets.

The assumed pre-medicare and post medicare health care cost trend rates for 2000 are 7.67% and 6.42%, respectively. Both rates ultimately decrease to 5.25% in 2005 and thereafter. A one-percentage point increase or decrease in the assumed health care cost trend rate would change the total service and interest cost by approximately $1 million and the postretirement benefit obligation by approximately $12 million.

Due to different retail and wholesale regulatory rate requirements, Florida Power began making quarterly contributions for the postretirement benefit plan in 1995 to an irrevocable external trust fund for wholesale ratemaking, while continuing to accrue post-retirement benefit costs to an unfunded reserve for retail ratemaking.

NOTE 11:          BUSINESS SEGMENTS

The Company’s principal business segment is Florida Power, an electric utility engaged in the generation, purchase, transmission, distribution and sale of electricity primarily in Florida. The other reportable business segments are Electric Fuels’ Energy & Related Services, Rail Services and Inland Marine Transportation units. Energy & Related Services includes coal and synthetic fuel operations, natural gas production and sales, river terminal services and off-shore marine transportation. Rail Services’ operations include railcar repair, rail parts reconditioning and sales, railcar leasing and sales, providing rail and track material, and scrap metal recycling. Inland Marine provides transportation of coal, agricultural and other dry-bulk commodities as well as fleet management services. The other category consists primarily of the Company’s investment in FPC Capital Trust, which holds the Preferred Securities, Progress Telecommunications Corp., the Company’s telecommunications subsidiary, and the parent holding company, Florida Progress Corporation, which allocates a portion of its operating expenses to business segments.

The Company’s business segment information for 1999, 1998 and 1997 is summarized below. The Company’s significant operations are geographically located in the United States with limited operations in Mexico and Canada. The Company’s segments are based on differences in products and services, and therefore no additional disclosures are presented. Intersegment sales and transfers consist primarily of coal sales from Electric Fuels to Florida Power. The price Electric Fuels charges Florida Power is based on market rates for coal procurement and for water-borne transportation under a methodology approved by the FPSC. Rail transportation is also based on market rates plus a return allowed by the FPSC on equity utilized in transporting coal to Florida Power. The allowed rate of return is currently 12%. No single customer accounted for 10% or more of unaffiliated revenues.

		Energy &		Inland
		Related	Rail	Marine
(In millions)	Utility	Services	Services	Transportation	Other	Eliminations	Consolidated

1999

Revenues	$2,632.6	$180.3	$880.2	$141.0	$6.4	$4.6	$3,845.1

Intersegment revenues	—	262.9	1.5	14.5	(8.9)	(270.0)	—

Depreciation and amortization	385.0	21.1	27.5	5.5	7.1	—	446.2

Interest expense	124.0	6.9	32.3	.6	26.6	(16.8)	173.6

Income tax expense/(benefit)	151.3	(39.2)	16.6	6.8	(43.3)	(.5)	91.7

Segment net income (loss)	265.5	38.9	21.3	10.7	(20.7)	(.8)	314.9

Total assets	5,002.5	390.5	815.0	106.5	720.1	(506.4)	6,528.2

Property additions	362.5	39.5	61.8	61.4	48.8	—	574.0

1998

Revenues	$2,648.2	$173.8	$658.5	$124.6	$10.9	$4.3	$3,620.3

Intersegment revenues	—	273.9	1.3	14.0	—	(289.2)	—

Depreciation and amortization	382.7	14.4	19.4	4.5	3.6	—	424.6

Interest expense	136.5	5.8	21.3	4.4	20.8	(1.7)	187.1

Income tax expense/(benefit)	141.0	6.3	12.3	6.3	(17.3)	—	148.6

Segment net income (loss)	248.6	20.4	15.9	10.3	(13.5)	—	281.7

Total assets	4,928.1	316.5	680.0	99.5	334.0	(197.3)	6,160.8

Property additions	326.0	32.0	91.0	93.6	.7	—	543.3

1997

Revenues	$2,448.4	$165.6	$477.1	$105.5	$115.7	$4.1	$3,316.4

Intersegment revenues	—	286.0	1.3	14.2	—	(301.5)	—

Depreciation and amortization	333.8	11.7	11.2	4.3	3.2	—	364.2

Interest expense	117.3	6.5	13.9	2.5	19.1	(.6)	158.7

Income tax expense/(benefit)	69.9	8.4	9.8	3.3	(25.0)	—	66.4

Segment net income (loss)	134.4	16.8	13.3	5.9	(116.1)	—	54.3

Total assets	4,900.8	299.2	385.3	138.9	210.4	(174.6)	5,760.0

Property additions	395.0	16.8	41.6	59.0	1.2	—	513.6

NOTE 12:          REGULATORY MATTERS

Rates — Florida Power’s retail rates are set by the FPSC, while its wholesale rates are governed by the FERC. Florida Power’s last general retail rate case was approved in 1992 and allowed a 12% regulatory return on equity with an allowed range between 11% and 13%.

Regulatory Assets and Liabilities — Florida Power has total regulatory assets (liabilities) at December 31, 1999 and 1998 as detailed below:

(In millions)	1999	1998

Deferred purchased power contract termination costs	$297.8	$321.0

Replacement fuel (extended nuclear outage)	23.6	39.3

Overrecovered utility fuel costs	(31.6)	(22.2)

Unamortized loss on reacquired debt	23.3	25.2

Other regulatory assets/(liabilities), net	(14.4)	7.8

Net regulatory assets	$298.7	$371.1

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

Tiger Bay Buy-Out — In 1997, Florida Power bought out the Tiger Bay purchased power contracts for $370 million and acquired the cogeneration facility for $75 million, for a total of $445 million. Of the $370 million of contract termination costs, $350 million was recorded as a regulatory asset and the remaining $20 million was written off. Florida Power recorded $75 million as electric plant.

The regulatory asset is being recovered pursuant to an agreement between Florida Power and several intervening parties, which was approved by the FPSC in June 1997. The amortization of the regulatory asset is calculated using revenues collected under the fuel adjustment clause as if the purchased power agreements related to the facility were still in effect, less the actual fuel costs and the related debt interest expense. This will continue until the regulatory asset is fully amortized. Florida Power has the option to accelerate the amortization. Approximately $23 million and $27.2 million of amortization expense was recorded in 1999 and 1998, respectively.

In November 1999, Florida Power received approval from the FPSC to defer nonfuel revenues towards the development of a plan that would allow customers to realize the benefits earlier than if they are used to accelerate the amortization of the Tiger Bay regulatory asset. The request would require a plan to be submitted to the FPSC by August 1, 2000. If the plan is not filed by August 1, 2000, or filed but not approved by the FPSC, Florida Power would apply the deferred revenues of $44.4 million, plus accrued interest, to accelerate the amortization of the Tiger Bay regulatory asset.

A similar plan was approved by the FPSC in December 1998. Florida Power was unable to identify any rate initiatives that might allow its ratepayers to receive these benefits sooner and, in June 1999, recognized $10.1 million of revenue and recorded $10.1 million, plus interest, of amortization against the Tiger Bay regulatory asset.

Extended Nuclear Outage — In June 1997, a settlement agreement between Florida Power and all parties who intervened in Florida Power’s request to recover replacement fuel and purchased power costs resulting from the extended outage of its nuclear plant was approved by the FPSC. The plant was kept off-line in October 1996 to address certain design issues related to its safety systems. In late January 1998, Florida Power notified the NRC that it had completed all of the requirements and was subsequently granted permission to restart the plant. The plant returned to service in February 1998.

Florida Power incurred approximately $5 million in 1998 and $174 million in 1997 in total system replacement power costs. In accordance with the settlement agreement, Florida Power recorded a charge of approximately $5 million in 1998 and $73 million in 1997 for retail replacement power costs incurred that will not be recovered through its fuel cost recovery clause. Florida Power recovered approximately $38 million through its fuel cost recovery clause. Approximately $63 million of replacement power costs were recorded as a regulatory asset in 1997. The regulatory asset is being amortized for a period of up to four years. The amortization is being recovered by the suspension of fossil plant dismantlement accruals during the amortization period.

The parties to the settlement agreement agreed not to seek or support any increase or reduction in Florida Power’s base rates or the authorized range of its return on equity during the four-year amortization period. The settlement agreement also provided that for purposes of monitoring Florida Power’s future earnings, the FPSC will exclude the nuclear outage costs when assessing Florida Power’s regulatory return on equity. The agreement resolved all present and future disputed issues between the parties regarding the extended outage of the nuclear plant.

NOTE 13:          COMMITMENTS AND CONTINGENCIES

Fuel, Coal and Purchased Power Commitments — Florida Power has entered into various long-term contracts to provide the fossil and nuclear fuel requirements of its generating plants and to reserve pipeline capacity for natural gas. In most cases, such contracts contain provisions for price escalation, minimum purchase levels and other financial commitments. Estimated annual payments, based on current market prices, for Florida Power’s firm commitments for fuel purchases and transportation costs, excluding delivered coal and purchased power, are $63 million, $70 million, $60 million, $63 million and $64 million for 2000 through 2004, respectively, and $605 million in total thereafter. Additional commitments will be required in the future to supply Florida Power’s fuel needs.

Electric Fuels has two coal supply contracts with Florida Power, the provisions of which require Florida Power to buy and Electric Fuels to supply substantially all of the coal requirements of four of Florida Power’s power plants, two through 2002 and two through 2004. In connection with these contracts, Electric Fuels has entered into several contracts with outside parties for the purchase of coal. The annual obligations for coal purchases and transportation under these contracts are $75.8 million, $52.5 million and $26.5 million for 2000 through 2002, respectively, with no further obligations thereafter. The total cost incurred for these commitments was $125.3 million in 1999, $117.7 million in 1998 and $156.8 million in 1997.

Florida Power has long-term contracts for about 460 megawatts of purchased power with other utilities, including a contract with The Southern Company for approximately 400 megawatts of purchased power annually through 2010. This represents less than 5% of Florida Power’s total current system capacity. Florida Power has an option to lower these Southern purchases to approximately 200 megawatts annually with a three-year notice. The purchased power from Southern is supplied by generating units with a capacity of approximately 3,500 megawatts and is guaranteed by Southern’s entire system, totaling more than 30,000 megawatts.

As of December 31, 1999, Florida Power has ongoing purchased power contracts with certain qualifying facilities for 871 megawatts of capacity with expiration dates ranging from 2002 to 2025. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments are subject to the qualifying facilities meeting certain contract performance obligations. In most cases, these contracts account for 100% of the generating capacity of each of the facilities. Of the 871 megawatts under contract, 831 megawatts currently are available to Florida Power. All commitments have been approved by the FPSC.

The FPSC allows the capacity payments to be recovered through a capacity cost recovery clause, which is similar to, and works in conjunction with, energy payments recovered through the fuel cost recovery clause.

Florida Power incurred purchased power capacity costs totaling $240.6 million in 1999, $260.1 million in 1998 and $292.3 million in 1997. The following table shows minimum expected future capacity payments for purchased power commitments. Because the purchased power commitments have relatively long durations, the total present value of these payments using a 10% discount rate also is presented.

	Purchased Power Capacity Payments

(In millions)	Utilities	Cogenerators	Total

2000	$54	$224	$278

2001	53	230	283

2002	53	236	289

2003	29	244	273

2004	29	255	284

2005-2025	159	5,300	5,459

Total	$377	$6,489	$6,866

Total net present value			$2,556

Leases — Electric Fuels has several noncancelable operating leases, primarily for transportation equipment, with varying terms extending to 2015, and generally require Electric Fuels to pay all executory costs such as maintenance and insurance. Some rental payments include minimum rentals plus contingent rentals based on mileage. Contingent rentals were not significant. The minimum future lease payments under noncancelable operating leases, with initial terms in excess of one year, including the synthetic lease described below, are $65.8 million, $59.8 million, $50.8 million, $48.5 million and $46.1 million for 2000 through 2004, respectively, with a $528.4 million total obligation thereafter. The total costs incurred under these commitments were $51.1 million, $30.9 million and $34.8 million during 1999, 1998 and 1997, respectively.

On August 6, 1998, MEMCO Barge Line, Inc. (MEMCO), a wholly owned subsidiary of Electric Fuels, entered into a synthetic lease financing, accomplished via a sale and leaseback, for an aggregate of approximately $175 million in inland river barges and $25 million in towboats (vessels). MEMCO sold and leased back $153 million of vessels as of December 31, 1998, and the remaining $47 million of vessels in May 1999. The lease (charter) is an operating lease for financial reporting purposes and a secured financing for tax purposes.

The term of the noncancelable charter expires on December 30, 2012, and provides MEMCO one 18-month renewal option on the same terms and conditions. MEMCO is responsible for all executory costs, including insurance, maintenance and taxes, in addition to the charter payments. MEMCO has options to purchase the vessels throughout the term of the charter, as well as an option to purchase at the termination of the charter. Assuming MEMCO exercises no purchase options during the term of the charter, the purchase price for all vessels totals to $141.8 million at June 30, 2014. In the event that MEMCO does not exercise its purchase option for all vessels, it will be obligated to remarket the vessels and, at the expiration of the charter, pay a maximum residual guarantee amount of $89.3 million.

The minimum future charter payments as of December 31, 1999, are $15.3 million, $15.4 million, $15.4 million, $15.8 million and $15.8 million for 2000 through 2004 and $156.4 million thereafter (excluding the purchase option payment). All MEMCO payment obligations under the transaction documents are unconditionally guaranteed by Progress Capital; those obligations are guaranteed by Florida Progress.

Construction Program — Substantial commitments have been made in connection with the Company’s construction program. For the year 2000, Florida Power has projected annual construction expenditures of $291 million, primarily for electric plant. In 2000, Electric Fuels capital expenditures are expected to be approximately $84 million, which represents additional investment in the Rail Services, Inland Marine and Energy & Related Services units. For the year 2000, Progress Telecom has projected annual capital expenditures of $35 million primarily for expansion of the current fiber optic network.

Insurance — Florida Progress and its subsidiaries utilize various risk management techniques to protect certain assets from risk of loss, including the purchase of insurance. Risk avoidance, risk transfer and self-insurance techniques are utilized depending on the Company’s ability to assume risk, the relative cost and availability of methods for transferring risk to third parties, and the requirements of applicable regulatory bodies.

Florida Power self-insures its transmission and distribution lines against loss due to storm damage and other natural disasters. Pursuant to a regulatory order, Florida Power is accruing $6 million annually to a storm damage reserve and may defer any losses in excess of the reserve. The reserve balance at December 31, 1999 and 1998 was $25.6 million and $24.1 million, respectively.

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

Florida Power also maintains nuclear property damage insurance and decontamination and decommissioning liability insurance. Effective October 1, 1999, the total limit purchased for this type of insurance was reduced from $2.1 billion to $1.6 billion. The reduction was based on a review of the potential property damage exposure, the legal minimum required to be carried, and the amount of insurance being purchased by other owners of single unit nuclear sites. The first $500 million layer of insurance is purchased in the commercial insurance market with the remaining excess coverage purchased from Nuclear Electric Insurance Ltd. (NEIL). Florida Power is self-insured for any losses that are in excess of this coverage. Under the terms of the NEIL policy, Florida Power could be assessed up to a maximum of $5.3 million in any policy year if losses in excess of NEIL’s available surplus are incurred.

Florida Power has never been assessed under these nuclear indemnities or insurance policies.

Contaminated Site Cleanup — The Company is subject to regulation with respect to the environmental impact of its operations. The Company’s disposal of hazardous waste through third-party vendors can result in costs to clean up facilities found to be contaminated. Federal and state statutes authorize governmental agencies to compel responsible parties to pay for cleanup of these hazardous waste sites.

Florida Power and former subsidiaries of the Company, whose properties were sold in prior years, have been identified by the U.S. Environmental Protection Agency (EPA) as Potentially Responsible Parties (PRPs) at certain sites. Liability for the cleanup of costs at these sites is joint and several.

One of the sites that Florida Power previously owned and operated is located in Sanford, Florida. There are five parties, including Florida Power, that have been identified as PRPs at the Sanford site. A Participation Agreement was signed among the PRPs of the Sanford site to allocate $1.5 million to perform a Remedial Investigation, Baseline Risk Assessment and Feasibility Study (“RI/FS”). Florida Power is liable for approximately 40% of the costs for the RI/FS as agreed to in this Participation Agreement. In July 1999, the initial draft of the RI/FS was submitted to EPA. Discussions with EPA regarding future remedial action should commence in the first quarter 2000.

The PRP group is expected to negotiate a second Participation Agreement that will define and allocate Remedial Design and Remedial Action costs among the participants for Phase I of three potential phases of cleanup. Cleanup will be addressed in phases for project management purposes. Florida Power’s future cost share allocation is expected to be identified by the second quarter 2000. The discussions and resolution of liability for cleanup costs could cause Florida Power to increase the estimate of its liability for those costs. Although estimates of any additional costs are not currently available, the outcome is not expected to have a material effect on Florida Progress’ consolidated financial position, results of operations or liquidity.

In December 1998, the EPA conducted an Expanded Site Inspection (ESI) at a former Florida Power plant site near Inglis, Florida. Soil and groundwater samples were obtained from the Florida Power property, as well as sediment samples from the adjacent Withlacoochee River. A final copy of the report, along with a Request for Information under CERCLA was received in December 1999. Upon review of the Company’s reply, EPA’s conclusions may change the current hazard ranking and ultimately result in the Inglis site being placed on the National Priorities List (NPL). If this property were placed on the NPL, then EPA might conduct remediation actions at the site and seek repayment of those costs as well as investigative costs from any PRPs. Past costs currently exceed $3.5 million with FPC identified as the only major viable business associated with this site.

In addition to these designated sites, there are other sites where Florida Progress may be responsible for additional environmental cleanup. Florida Progress estimates that its share of liability for cleaning up all designated sites ranges from $9.0 million to $13.0 million. It has accrued $9.0 million against these potential costs. There can be no assurance that the Company’s estimates will not change in the future.

LEGAL MATTERS

Age Discrimination Suit — Florida Power and Florida Progress have been named defendants in an age discrimination lawsuit. The number of plaintiffs remains at 116, but four of those plaintiffs have had their federal claims dismissed and 74 others have had their state age claims dismissed. While no dollar amount was requested, each plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys’ fees. In October 1996, the federal Court approved an agreement between the parties to provisionally certify this case as a class action suit under the Age Discrimination in Employment Act. Florida Power filed a motion to decertify the class and in August 1999, the Court granted Florida Power’s motion. In October 1999, the judge certified the question of whether the case should be tried as a class action to the Eleventh Circuit Court of Appeals for immediate appellate review. In December 1999, the Court of Appeals agreed to review the judge’s order decertifying the class.

In December 1998, during mediation in this age discrimination suit, plaintiffs alleged damages of $100 million. Company management, while not believing plaintiffs’ claim to have merit, offered $5 million in an attempted settlement of all claims. Plaintiffs rejected that offer. Florida Power and the plaintiffs engaged in informal settlement discussions, which were terminated on December 22, 1998. As a result of the plaintiffs’ claims, management has identified a probable range of $5 million to $100 million with no amount within that range a better estimate of probable loss than any other amount; accordingly, Florida Power has accrued $5 million. In December 1999, Florida Power also recorded an accrual of $4.8 million for legal fees associated with defending its position in these proceedings. There can be no assurance that this litigation will be settled, or if settled, that the settlement will not exceed $5 million. Additionally, the ultimate outcome, if litigated, cannot presently be determined.

Advanced Separation Technologies (AST) — In 1996, Florida Progress sold its 80% interest in AST to Calgon Carbon Corporation (Calgon) for net proceeds of $56 million in cash. In January 1998, Calgon filed a lawsuit against Florida Progress and the other selling shareholder and amended it in April 1998, alleging misstatement of AST’s 1996 revenues, assets and liabilities, seeking damages and granting Calgon the right to rescind the sale. The lawsuit also accused the sellers of failing to disclose flaws in AST’s manufacturing process and a lack of quality control. Florida Progress believes that the aggregate total of all legitimate warranty claims by customers of Advanced Separation Technologies for which it is probable that Florida Progress will be responsible for under the Stock Purchase Agreement with Calgon is approximately $3.2 million, and accordingly, accrued $3.2 million in the third quarter of 1999 as an estimate of probable loss.

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

The owners of four qualifying facilities filed suits against Florida Power in state court over the contract payment terms, and one owner also filed suit in federal court. Two of the state court suits have been settled, and the federal case was dismissed, although the plaintiff has appealed. Of the two remaining state court suits, the trial regarding NCP Lake Power (“Lake”) concluded in December 1998. In April 1999, the judge entered an order granting Lake’s breach of contract claim and ruled that Lake is entitled to receive “firm” energy payments during on-peak hours, but for all other hours, Lake is entitled to the “as-available” rate. The Court also ruled that for purposes of calculating damages, the breach of contract occurred at the inception of the contract. In August 1999, a Final Judgment was entered for Lake for approximately $4.5 million and Lake filed a Notice of Appeal. In September 1999, Florida Power filed a notice of cross appeal. Also in this case, in April 1998, Florida Power filed a petition with the FPSC for a Declaratory Statement that the contract between the parties limits energy payments thereunder to the avoided costs based upon an analysis of a hypothetical unit having the characteristics specified in the contract. In October 1998, the FPSC denied the petition, but Florida Power appealed to the Florida Supreme Court.

In the other remaining suit regarding Dade County, in May 1999, the parties reached an agreement in principle to settle their dispute in its entirety, including all of the ongoing litigation, except the Florida Supreme Court appeal of an FPSC ruling that is similar to the appeal of the FPSC decision in the Lake case. The settlement agreement was approved by the Dade County Commission in December 1999, but is subject to approval by the FPSC.

Management does not expect that the results of these legal actions will have a material impact on Florida Power’s financial position, operations or liquidity. Florida Power anticipates that all fuel and capacity expenses, including any settlement amounts incurred as a result of the matters discussed above, will be recovered from its customers.

Mid-Continent Life Insurance Company (Mid-Continent) — As discussed below, a series of events in 1997 significantly jeopardized the ability of Mid-Continent to implement a plan to eliminate a projected reserve deficiency, resulting in the impairment of Florida Progress’ investment in Mid-Continent. Therefore, Florida Progress recorded a provision for loss on investment of $86.9 million in 1997. Florida Progress also recorded an accrual at December 31, 1997, for legal fees associated with defending its position in current Mid-Continent legal proceedings.

In the spring of 1997, the Oklahoma State Insurance Commissioner (“Commissioner”) received court approval to seize control as receiver of the operations of Mid-Continent. The Commissioner had alleged that Mid-Continent’s reserves were understated by more than $125 million, thus causing Mid-Continent to be statutorily impaired. The Commissioner further alleged that Mid-Continent had violated Oklahoma law relating to deceptive trade practices in connection with the sale of its “Extra Life” insurance policies and was not entitled to raise premiums, a key element of Mid-Continent’s plan to address the projected reserve deficiency. While sustaining the receivership, the court also ruled that premiums could be raised. Although both sides appealed the decision to the Oklahoma Supreme Court, those appeals were withdrawn in early 1999.

In December 1997, the receiver filed a lawsuit against Florida Progress, certain of its directors and officers, and certain former Mid-Continent officers, making a number of allegations and seeking access to Florida Progress’ assets to satisfy policyholder and creditor claims. In April 1998, the court granted motions to dismiss the individual defendants, leaving Florida Progress as the sole remaining defendant in the lawsuit.

A new Commissioner was elected in November 1998 and has stated his intention to work with Florida Progress and others to develop a plan to rehabilitate Mid-Continent rather than pursue litigation against Florida Progress. Based on data through December 31, 1998, Florida Progress’ actuarial estimate of the additional assets necessary to fund the reserve, after applying Mid-Continent’s statutory surplus is in the range of $100 million. The amount put forth by the actuary hired by the former Commissioner was in the range of $350 million. Florida Progress believes that any estimate of the projected reserve deficiency would affect only the assets of Mid-Continent, because Florida Progress has legal defenses to any claims asserted against it. Florida Progress is working with the new Commissioner to develop a viable plan to rehabilitate Mid-Continent, which would include the sale of that company. An order agreed upon by both sides soliciting proposals for a plan of rehabilitation was filed on March 18, 1999. Proposals from a variety of parties were received and opened in June 1999.

In October 1999, the new Commissioner signed a Letter of Intent, subject to approval by the Oklahoma District Court, with Iowa-based Life Investors Insurance Company of America, a wholly owned subsidiary of AEGON USA, Inc., concerning the assumption of all policies of Mid-Continent. In a letter of intent in connection with the proposed plan of rehabilitation, Florida Progress agreed to assign all of Mid-Continent’s stock to the receiver, and contribute $10 million to help offset future premium rate increases or coverage reductions, provided that, among other things, Florida Progress receives a full release from liability, and the receiver’s action against Florida Progress is dismissed, with prejudice. The $10 million was proposed to be held in escrow by the Commissioner for a period of 10 years and invested for the benefit of the policyholders. Any proposed premium increases would have been offset by this fund until it was exhausted. The Mid-Continent plan was originally scheduled to be considered by the Oklahoma County District Court in December 1999, but the Court postponed its consideration and ruled that any party who wishes to submit an alternative proposal must identify themselves to the Commissioner and the Court no later than December 31, 1999. Four proposers have so identified themselves.

Florida Progress now believes that as part of any plan of rehabilitation, the Company will be required to contribute the aforementioned $10 million regardless of which party ultimately assumes the policies of Mid-Continent. Accordingly, Florida Progress accrued an additional provision for loss of $10 million in December 1999. The loss was more than offset by the recognition of tax benefits of approximately $11 million, related to the excess of the tax basis over the current book value of the investment in Mid-Continent, and thus, did not have a material impact on Florida Progress’ consolidated financial position, operations, or liquidity. This benefit had not been recorded earlier due to uncertainties associated with the timing of the tax deduction.

In January 1999, five Mid-Continent policyholders filed a purported class action against Mid-Continent and the same defendants named in the case filed by the former Commissioner. The complaint contains substantially the same factual allegations as those made by the former Commissioner. The suit asserts “Extra Life” policyholders have been injured as a result of representations made in connection with the sale of that policy. The suit seeks actual and punitive damages. The defendants’ motions to dismiss were granted in June, and again in October 1999. A hearing was held in January 2000 on the issue of whether the dismissal was with or without prejudice. At that hearing, the Court ruled that the dismissal was without prejudice and granted the policyholders leave to amend their complaint once again.

Although Florida Progress hopes to complete the negotiated resolution of these matters involving Mid-Continent, it will continue to vigorously defend itself against the two lawsuits, if that is required. Although there can be no assurance as to the outcome of the two lawsuits, Florida Progress believes they are without merit and that their outcomes would not have a material adverse effect on Florida Progress’ consolidated financial position, results of operations or liquidity.

Share Exchange Litigation — In August 1999, Florida Progress announced that it entered into an Agreement and Plan of Exchange with Carolina Power & Light Company (CP&L), and CP&L Energy, Inc., a wholly owned subsidiary of CP&L. (See Note 2 to the Financial Statements.) A lawsuit was filed in September 1999, against Florida Progress and its directors seeking class action status, an unspecified amount of damages and injunctive relief, including a declaration that the agreement and plan of exchange was entered into in breach of the fiduciary duties of the Florida Progress board of directors, and enjoining Florida Progress from proceeding with the share exchange. The complaint also seeks an award of costs and attorney’s fees. Florida Progress believes this suit is without merit, and intends to vigorously defend itself against this action. Accordingly, no provision for loss has been recorded pertaining to this matter.

Easement Litigation — In December 1998, Florida Power was served with this class action lawsuit seeking damages, declaratory and injunctive relief for the alleged improper use of electric transmission easements. The plaintiffs contend that the licensing of fiber optic telecommunications lines to third parties or telecommunications companies for other than Florida Power’s internal use along the electric transmission line right-of-way exceeds the authority granted in the easements. In June 1999, plaintiffs amended their complaint to add Progress Telecommunications Corporation as a defendant and add counts for unjust enrichment and constructive trust. In January 2000, the court conditionally certified the class statewide. Management does not expect that the results of these legal actions will have a material impact on Florida Progress’ financial position, operations or liquidity. Accordingly, no provision for loss has been recorded pertaining to this matter.

Other Legal Matters — The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.

QUARTERLY FINANCIAL DATA

FLORIDA PROGRESS CORPORATION
(Unaudited)

	Three Months Ended

(In millions, except per share amounts)	March 31	June 30	September 30	December 31

1999

OPERATING RESULTS

Revenues	$820.4	$976.3	$1,107.3	$941.1

Income from operations	129.8	154.4	228.1	62.6

Net income	67.6	76.6	137.3	33.4

DATA PER SHARE

Earnings per common share (basic and diluted)	0.69	0.78	1.40	0.34

Dividends per common share	.545	.545	.545	.545

Common stock price per share:

High	44 3/4	43 1/4	48	46 15/16

Low	36 7/8	35 7/8	39 9/16	41 3/16

1998

OPERATING RESULTS

Revenues	$787.5	$903.1	$1,031.5	$898.2

Income from operations	118.2	167.7	228.1	86.3

Net income	50.5	77.8	117.3	36.1

DATA PER SHARE

Earnings per common share (basic and diluted)	0.52	0.80	1.21	0.37

Dividends per common share	.535	.535	.535	.535

Common stock price per share:

High	42 1/4	42 7/8	43 15/16	47 1/8

Low	37 11/16	39	38 1/16	41

FLORIDA POWER CORPORATION (Unaudited)

	Three Months Ended

(In millions)	March 31	June 30	September 30	December 31

1999

Operating revenues	$570.7	$671.7	$794.9	$595.3

Net income	62.8	65.9	121.3	17.0

Earnings on common stock	62.4	65.5	121.0	16.6

1998

Operating revenues	$565.2	$663.8	$795.6	$623.6

Net income	46.2	68.1	109.1	26.7

Earnings on common stock	45.8	67.7	108.8	26.3

The business of Florida Power is seasonal in nature and comparisons of earnings for the quarters do not give a true indication of overall trends and changes in Florida Power’s operations. In the fourth quarter of 1999 and 1998, the FPSC approved the establishment of a regulatory liability for the purpose of deferring nonfuel revenues. The 1999 and 1998 deferrals were $44.4 million and $10.1 million, respectively. In the second quarter of 1999, Florida Power recognized the 1998 $10 million deferral in electric utility revenues and applied it to the amortization of the Tiger Bay regulatory asset, which resulted in no impact to 1999 earnings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE

      None.

PART III

For purposes of Part III, “Florida Progress” shall mean Florida Progress Corporation, excluding all consolidated subsidiaries, unless otherwise indicated.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

FLORIDA PROGRESS

DIRECTORS

W. D. (“BILL”) FREDERICK, JR., Age 65, Director since 1995.
Committees: Compensation; Nominating and Board Governance; Compliance, Chairman.

Mr. Frederick’s principal occupation for the past five years has been as an investor and citrus grower in Orlando, Florida. From 1980 to 1992, Mr. Frederick served as Mayor of the City of Orlando. In 1966 he founded the Orlando law firm of Frederick, Wooten & Honeywell P.A., and subsequently became a partner in the Orlando office of the firm of Holland & Knight from which he retired in 1995. He is a member of the Board of Directors of Florida Power, Blue Cross/Blue Shield of Florida, and SunTrust Bank, Central Florida, N.A.

MICHAEL P. GRANEY, Age 56, Director since 1991.
Committees: Executive; Audit; Nominating and Board Governance, Chairman.

Mr. Graney has practiced with the New York law firm of Simpson Thacher & Bartlett since 1980 and is now resident partner in its Ohio office. His specialties are utilities, antitrust and litigation. He is a member of the American, District of Columbia, Ohio and Columbus Bar Associations and the Energy Bar Association. He is a director of Florida Power.

RICHARD KORPAN, Age 58, Director since 1989.
Committee: Executive, Chairman.

Mr. Korpan is Chairman of the Board, President and Chief Executive Officer of Florida Progress. He was appointed Chairman of the Board, effective July 1, 1998. He has held the position of President since 1991, and became Chief Executive Officer of Florida Progress in June 1997. Since April 1996, he has also served as Chairman of the Board of Florida Power, and until June 1, 1997, as Chief Executive Officer of Florida Power. He joined Florida Progress in 1989 as Executive Vice President and Chief Financial Officer. He is a director of SunTrust Bank of Tampa Bay and a Member of the Business Roundtable.

CLARENCE V. MCKEE, ESQUIRE, Age 57, Director since 1989.
Committees: Compensation; Audit; Nominating and Board Governance.

Mr. McKee’s principal occupation for more than five years has been Chairman and Chief Executive Officer of McKee Communications, Inc., Tampa, Florida, a firm involved in the acquisition and management of television and radio stations. He served as Counsel to Pepper & Corazinni, a Washington, D.C. communications law firm, from 1980 until 1987 when he became a co-owner of WTVT Holdings, Inc., where he held the position of Chairman and Chief Executive Officer until 1992. He is a director of Florida Power, and Checkers Drive-In Restaurants, Inc.

VINCENT J. NAIMOLI, Age 62, Director since 1992.
Committees: Executive; Finance and Budget, Chairman; Nominating and Board Governance.

Mr. Naimoli’s principal occupation for more than five years has been as Chairman, President and Chief Executive Officer of Anchor Industries International, Inc., Tampa, Florida, an operating and holding company. He is also Managing General Partner and Chief Executive Officer of the Tampa Bay Devil Rays, Ltd. Major League Baseball Club, St. Petersburg, Florida. He is a director of Florida Power, and in conjunction with the business activities of Anchor Industries, serves as a director of Russell Stanley Corp. and has been nominated as a director of JLM Industries.

RICHARD A. NUNIS, Age 67, Director since 1989
Committees: Executive; Finance and Budget; Compensation, Chairman.

Mr. Nunis’ principal occupation for more than five years had been Chairman of Walt Disney Attractions, Orlando, Florida, from which he retired in December 1998. He held various positions with the Disney organization since 1955, including Vice President, Operations in 1968, Executive Vice President of DISNEYLAND and Walt Disney World in 1972, President of Walt Disney Attractions in 1980, and Chairman in 1991. He is a director of Florida Power and SunTrust Bank, Central Florida N.A. and Director Emeritus of The Walt Disney Company.

JOAN D. RUFFIER, Age 60, Director since 1990.
Committees: Audit, Chairman; Compliance; Finance and Budget

Ms. Ruffier is Chairman of Human Services Technologies, Inc., a computer software products company which develops, markets and sells software used to link client information in not-for-profit businesses. She also serves as President of the University of Florida Foundation and Chair of the Finance Committee of Shands Healthcare, Inc. She was a General Partner of Sunshine Cafes, Ltd., Orlando, Florida, a food and beverage concession business at major Florida airports, for more than five years previously. She practiced public accounting with the firm of Colley, Trumbower & Howell from 1982-1986. She is a director of Florida Power and also serves on the boards of directors of Cyprus Equity Fund and INVEST, INC.

ROBERT T. STUART, JR., Age 67, Director since 1986.
Committee: Audit

Mr. Stuart’s principal occupation for more than five years has been a rancher and investor in Dallas, Texas. Since 1949, he’s held numerous executive positions with Mid-Continent, including Vice President, President, Chairman of the Board and Chief Executive Officer until 1986 when Mid-Continent was acquired by Florida Progress. He is also a director of Florida Power.

JEAN GILES WITTNER, age 65, Director since 1982.
Committees: Executive; Compensation; Compliance.

Mrs. Wittner’s principal occupation for more than five years has been President of Wittner & Co. and subsidiaries, St. Petersburg, Florida, firms involved in real estate management and insurance brokerage, consulting, and third party administration of COBRA and related products. She previously served as President and Chief Executive Officer of a savings association until it was sold in 1986. She serves on the boards of Florida Power, and Raymond James Bank, F.S.B.

EXECUTIVE OFFICERS

Kenneth E. Armstrong, Vice President and General Counsel, Age 52.

Mr. Armstrong has served as General Counsel of Florida Progress since July 1990 and as Vice President since April 1992. In April 1995, he became Vice President and General Counsel of Florida Power. In addition to these positions, Mr. Armstrong served as Secretary of Florida Progress and Florida Power from April 1993 until April 1996.

Richard D. Keller, Group Vice President, Energy and Transportation Group, Age 46.

Since May 1990, Mr. Keller’s principal occupation has been as shown above. He has also served as President and Chief Executive Officer of Electric Fuels since February 1988.

William G. Kelley, Vice President, Human Resources, Age 53.

Mr. Kelley was appointed Vice President, Human Resources of Florida Progress and Florida Power, effective October 27, 1997. From 1992 to 1997, he was employed by Goulds Pumps, Inc., an international pump company, as Vice President of Human Resources. From 1989 to 1992, he served as Director of Human Resources for The Quaker Oats Company and headed the human resources function of the European Headquarters in the United Kingdom of its Fisher Price Division.

Richard Korpan, Chairman, President and Chief Executive Officer, Age 58.

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

Edward W. Moneypenny, Senior Vice President and Chief Financial Officer, Age 58.

Edward W. Moneypenny became Senior Vice President and Chief Financial Officer of Florida Progress, effective March 15, 1999. Prior to joining Florida Progress, Mr. Moneypenny was employed by Oryx Energy Company, an independent oil and gas exploration and production company, where he served as Executive Vice President of Finance and Chief Financial Officer. He also was a member of Oryx’s board of directors from 1994 until February 1999.

Joseph H. Richardson, Group Vice President, Utility Group, Age 50.

Since 1996, Mr. Richardson’s principal occupation has been as shown above. Effective June 1, 1997, he was appointed Chief Executive Officer, in addition to President, of Florida Power. From April 1995 to April 1996, he served as Senior Vice President, Energy Distribution of Florida Power. From October 1993 to April 1995, he served as Senior Vice President, Legal and Administrative Services, and General Counsel of Florida Power. From August 1991 through April 1995, Mr. Richardson also held the position of Senior Vice President of Florida Progress.

There are no family relationships between any director or any executive officer of Florida Progress. The executive officers serve at the pleasure of the Florida Progress Board of Directors. Each executive officer is appointed annually.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires Florida Progress’ officers and directors, and persons who own more than ten percent of a registered class of Florida Progress’ equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish Florida Progress with copies of all Section 16(a) forms they file.

Based upon a review of the copies of such forms furnished to Florida Progress during 1999 and written representations concerning the number of transactions that were not reported on a timely basis, Florida Progress believes that all of the required persons filed their applicable Section 16(a) reports on a timely basis during 1999 with the following exception: a Form 4 report of the sale of a fractional share of common stock was filed late by William G. Kelley, an executive officer of Florida Progress.

FLORIDA POWER

DIRECTORS

W. D. (“Bill”) Frederick, Jr., Age 65, Director since 1997.
Chairman — Compliance Committee

Information concerning Mr. Frederick is set forth in Part III, hereof under the heading “Directors and Executive Officers of the Registrants — Florida Progress, Directors.”

Michael P. Graney, Esquire, Age 56, Director since 1997.
Member — Executive Committee

Information concerning Mr. Graney is set forth in Part III, hereof under the heading “Directors and Executive Officers of the Registrants — Florida Progress, Directors.”

Richard Korpan, Age 58, Director since 1989.
Chairman — Executive Committee

Information concerning Mr. Korpan is set forth in Part III, hereof under the heading “Directors and Executive Officers of the Registrants — Florida Progress, Directors.”

Clarence V. McKee, Esquire, Age 57, Director since 1988.

Information concerning Mr. McKee is set forth in Part III, hereof under the heading “Directors and Executive Officers of the Registrants — Florida Progress, Directors.”

Vincent J. Naimoli, Age 62, Director since 1997.

Information concerning Mr. Naimoli is set forth in Part III, hereof under the heading “Directors and Executive Officers of the Registrants — Florida Progress, Directors.”

Richard A. Nunis, Age 67, Director since 1997.
Member — Executive Committee

Information concerning Mr. Nunis is set forth in Part III, hereof under the heading “Directors and Executive Officers of the Registrants — Florida Progress, Directors.”

Joseph H. Richardson, Age 50, Director since 1996.
Member — Executive Committee

Information concerning Mr. Richardson is set forth in Part III, hereof under the heading “Directors and Executive Officers of the Registrants — Florida Progress, Executive Officers.”

Joan D. Ruffier, Age 60, Director since 1991.
Member — Compliance Committee

Information concerning Ms. Ruffier is set forth in Part III, hereof under the heading “Directors and Executive Officers of the Registrants — Florida Progress, Directors.”

Robert T. Stuart, Jr., Age 67, Director since 1997.

Information concerning Mr. Stuart is set forth in Part III, hereof under the heading “Directors and Executive Officers of the Registrants — Florida Progress, Directors.”

Jean Giles Wittner, Age 65, Director since 1977.
Member — Compliance Committee

Information concerning Mrs. Wittner is set forth in Part III, hereof under the heading “Directors and Executive Officers of the Registrants — Florida Progress, Directors.”

Each director holds office until the next Annual Meeting of Shareholders and until the election and qualification of a successor.

EXECUTIVE OFFICERS

Roy A. Anderson, Senior Vice President, Energy Supply, Age 51.

Mr. Anderson became Senior Vice President, Nuclear Operations, effective January 20, 1997, and now serves as the Senior Vice President of Energy Supply. From April 1, 1997 to April 17, 1998, he served as Chief Nuclear Officer. Prior to joining Florida Power, Mr. Anderson was employed by CP&L, where he held numerous executive officer positions since 1993 in the areas of nuclear operations, fossil generation, and distribution and customer service. From 1987 to 1993, he was employed by Boston Edison Company, where he served as Plant Manager, Vice President and ultimately as Senior Vice President, Nuclear Operations.

Kenneth E. Armstrong, Vice President and General Counsel, Age 52.

Information concerning Mr. Armstrong is set forth in Part III, hereof under the heading “Directors and Executive Officers of the Registrants — Florida Progress, Executive Officers.”

Janice B. Case, Senior Vice President, Energy Solutions(SM), Age 47.

Mrs. Case was named Senior Vice President, Energy Solutions(SM) effective June 1, 1997, after serving as Vice President since 1996. From October 1990 until July 1996, she served as Vice President, Suncoast Florida Region of Florida Power.

Michael B. Foley, Jr., Senior Vice President, Energy Delivery, Age 56.

Since July 1996, Mr. Foley’s principal occupation has been as shown above. Mr. Foley served as Vice President in that position since February 1995. From October 1988 until February 1995, Mr. Foley served as Director of System Planning of Florida Power.

Jeffrey R. Heinicka, Senior Vice President and Chief Financial Officer, Age 45.

Since March 15, 1999, Mr. Heinicka’s principal occupation has been as shown above. From March 1994 to March 1999, Mr. Heinicka was Chief Financial Officer of both Florida Progress and Florida Power.

William G. Kelley, Vice President, Human Resources, Age 53.

Information concerning Mr. Kelley is set forth in Part III, hereof under the heading “Directors and Executive Officers of the Registrants — Florida Progress, Executive Officers.”

Richard Korpan, Chairman of the Board, Age 58.

Information concerning Mr. Korpan is set forth in Part III, hereof under the heading “Directors and Executive Officers of the Registrants — Florida Progress, Directors.”

Joseph H. Richardson, President and Chief Executive Officer, Age 50.

Information concerning Mr. Richardson is set forth in Part III, hereof under the heading “Directors and Executive Officers of the Registrants — Florida Progress, Executive Officers.”

There are no family relationships between any director or any executive officer of Florida Power. The executive officers serve at the pleasure of the Florida Power Board of Directors. Each executive officer is appointed annually.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely on a review of the copies of Section 16(a) forms furnished to Florida Power during 1999, or written representations that no forms were required, Florida Power believes that all persons who at any time during 1999 were officers, directors or greater than 10% beneficial owners of Florida Power’s preferred stock, filed their applicable Section 16(a) reports on a timely basis during 1999 and prior fiscal years.

ITEM 11. EXECUTIVE COMPENSATION

FLORIDA PROGRESS

COMPENSATION OF DIRECTORS

Under the terms of the Stock Plan for Non-employees Directors of Florida Progress Corporation and Subsidiaries (the “Director Plan”), 75% of each non-employees director’s $30,000 retainer fee for 1999 was paid quarterly in arrears in Common Stock. In addition, non-employees directors were paid $1,500 for attendance at each meeting of Florida Progress’ Board of Directors, and a per meeting fee of $1,000 for attendance at each subsidiary board or board committee meeting. A $750 meeting fee was also paid to each Committee Chairman for each meeting chaired. Directors were also paid a $500 attendance fee for participation in strategic update conferences, $1,000 for attendance at strategic planning seminars and subsidiary briefing tours and were reimbursed for expenses incurred for Florida Progress business purposes, or may use Florida Progress transportation or facilities, if available. The cash portion of directors’ compensation is allowed to be deferred.

To further align the interest of the Board of Directors to those of the shareholders, the Board of Directors has implemented a Phantom Stock Plan for the Benefit of non-employees Directors of Florida Progress (the “Plan”). The Plan generally provides for the awarding of phantom stock, or the right to receive in cash the value of a share of stock in the future, subject to certain conditions. Under the Plan, an initial award, effective January 1, 1999, of 2,000 shares of phantom stock with a six year vesting schedule was made to each non-employees director. One sixth of the shares is vested for each year of service by the non-employees director. It is expected that new directors will be granted similar awards. At the Annual Meeting of Shareholders held April 16, 1999, non-employees directors elected to a three-year term received an award of 600 shares of phantom stock, which vest over a period of three years; non-employees directors continuing in office for a two-year term received an award of 400 shares of phantom stock, which vest over a period of two years; and non-employees directors continuing in office for a one-year term received an award of 200 shares of phantom stock, which vest over a period of one year. At the Annual Meeting of Shareholders to be held in 2000 and continuing thereafter, each non-employees director elected to a three-year term will receive an award of 600 shares of phantom stock to vest over a period of three years. Directors elected to a lesser term would be given a prorated award. Dividend equivalents are added to the phantom stock accounts upon the declaration of each quarterly dividend. The balance of each account will be paid in a lump sum cash payment or series of annual cash installments valued on the date of termination of service of the director. In the event of a change-in-control, all unvested phantom stock awards become immediately vested and directors receive lump sum cash payments equal to the value of all of their phantom stock units plus dividend equivalents. See Item 7, MD&A under the heading “Current Issues — Share Exchange Agreement” and Note 2 to the Financial Statements.

The Compensation Committee meets each year to review all elements of director compensation in comparison to peer and industry data. In December 1999, the Compensation Committee recommended and the Board of Directors approved an increase effective January 1, 2000 in the annual retainer fee to $35,000 and in the Committee Chair fees to $1,000 per meeting chaired.

EXECUTIVE COMPENSATION

The following table contains information with respect to compensation awarded, earned or paid during the years 1997-1999 to (i) the Chief Executive Officer (“CEO”) of Florida Progress; (ii) the four most highly compensated executive officers other than the CEO of Florida Progress who were serving as executive officers at the end of the last completed fiscal year; and (iii) one individual for whom disclosures would have been provided pursuant to this item but for the fact that the individual was not serving as an executive officer of Florida Progress at the end of the last completed fiscal year (the individuals referred to in (i), (ii) and (iii) are referred to collectively as the “Named Executive Officers”) whose total remuneration paid in 1999 exceeded $100,000.

SUMMARY COMPENSATION TABLE

					Long - Term Compensation

	Annual Compensation				Awards	Payouts

				Other	Restricted
Name and Principal				Annual	Stock	LTIP	All Other
Position	Year	Salary	Bonus	Compensation(1)	Awards(2)	Payouts(3)	Compensation(4)

RICHARD KORPAN	1999	$766,115	$975,000	$18,033	$519,093	$2,076,331	$29,700

Chairman, President and	1998	650,766	594,000	16,891	N/A	792,754	28,650

Chief Executive Officer	1997	592,304	41,500	11,850	N/A	324,028	26,490

JOSEPH H. RICHARDSON	1999	449,135	490,000	3,685	227,558	910,148	19,125

Group Vice President and	1998	421,158	382,500	2,625	N/A	437,994	18,900

President and Chief Executive Officer, Florida	1997	384,619	-0-	1,685	N/A	162,091	13,890

Power Corporation

RICHARD D. KELLER	1999	419,135	475,000	10,147	260,241	1,040,921	17,775

Group Vice President and	1998	391,926	250,000	4,978	N/A	363,399	17,681

President and Chief Executive Officer,	1997	366,733	173,500	413	N/A	205,910	16,227

Electric Fuels Corporation

EDWARD W. MONEYPENNY	1999	261,538	320,000	4,203	-0-	110,120	1,800

Senior Vice President and	1998	N/A	N/A	N/A	N/A	N/A	N/A

Chief Financial Officer	1997	N/A	N/A	N/A	N/A	N/A	N/A

KENNETH E. ARMSTRONG	1999	238,852	200,000	205	66,585	266,340	10,575

Vice President and	1998	231,933	127,500	-0-	N/A	170,849	9,882

General Counsel	1997	215,009	10,000	-0-	N/A	88,944	9,963

JEFFREY R. HEINICKA	1999	280,992	199,036	426	77,689	310,800	12,645

Former Senior Vice President	1998	278,530	190,000	1,772	N/A	208,288	12,318

and Chief Financial Officer	1997	264,992	15,500	-0-	N/A	110,393	12,315

(1)	Amounts represent the reimbursement of taxes on certain perquisites and other personal benefits.

(2)	The Named Executive Officers of Florida Progress who met certain stock ownership guidelines and elected to take their LTIP payouts in Common Stock, received an additional 25% of their 1997-1999 Long Term Incentive Plan (“LTIP”) award in Restricted Common Stock which vests over a 10—year period with no shares vesting in years one through five and 20% vesting in each of the years six through ten. Dividends are payable on the Restricted Common Stock to the extent and on the same date as dividends are paid on all other shares of Common Stock. All unvested shares of Restricted Common Stock vest immediately upon the consummation of a change in control. Information for fiscal year

1999, represents the dollar value as of February 23, 2000, the date of award, of the total number of shares of Restricted Common Stock awarded to the Named Executive Officers as follows: Richard Korpan 12,341 shares; Joseph H. Richardson 5,410 shares; Richard D. Keller 6,187 shares; Edward W. Moneypenny -0- shares; Kenneth E. Armstrong 1,583 shares; and Jeffrey R. Heinicka 1,847 shares.

(3)	Information for fiscal year 1999, represents the dollar value as of February 23, 2000, the date of award, of shares of Common Stock earned under the 1997-1999 performance cycle of Florida Progress’ LTIP, none of which are restricted. The total number of shares earned, including dividend equivalent shares, is as follows: Richard Korpan 49,363 shares; Joseph H. Richardson 21,638 shares; Richard D. Keller 24,747 shares; Edward W. Moneypenny 2,618 shares; Kenneth E. Armstrong 6,332 shares; and Jeffrey R. Heinicka 7,389 shares.

The payouts listed for the 1997-1999 performance cycle are the result of the Florida Progress’ Compensation Committee’s determination of slightly below maximum achievement of Florida Progress total shareholder return goal and 77% of maximum payout based on the achievement of Electric Fuels’ earnings growth and return on invested capital goal. A mathematical formula was used to convert the goal level achieved into the number of performance shares earned; then, dividend equivalents on shares earned for the period of the performance cycle were added.

(4)	Company contributions to the Florida Progress Savings Plan and Executive Optional Deferred Compensation Plan on behalf of the Named Executive Officers.

The following table contains information with respect to performance shares granted in 1999 to the Named Executive Officers of Florida Progress under the LTIP:

LONG-TERM INCENTIVE PLAN(1)
AWARDS IN 1999

	Number of	Performance	Estimated Payout in Shares at End of Period(3)
	Performance	Period
Name	Shares(2)	Covered	Threshold	Target	Maximum

Richard Korpan	23,109	1999-2001	5,777 shares	23,109 shares	46,218 shares
Joseph H. Richardson	9,904	1999-2001	2,476 shares	9,904 shares	19,808 shares
Richard D. Keller	9,243	1999-2001	0 shares	9,243 shares	25,418 shares
Jeffrey R. Heinicka	2,474	1999-2001	619 shares	2,474 shares	4,948 shares
Kenneth E. Armstrong	2,069	1999-2001	517 shares	2,069 shares	4,138 shares
Edward W. Moneypenny	1,406	1997-1999	352 shares	1,406 shares	2,812 shares
Edward W. Moneypenny	3,093	1998-2000	773 shares	3,093 shares	6,186 shares
Edward W. Moneypenny	4,779	1999-2001	1,195 shares	4,779 shares	9,558 shares

(1)	The LTIP is a Common Stock and cash-based incentive plan to reward participants for long-term performance of Florida Progress. It was approved by the shareholders in 1990.

(2)	The number of performance shares granted is based on a percentage of base salary in effect at the time of each award and is subject to automatic increase or decrease on a prorated basis in accordance with changes to a participant’s base salary or LTIP percentages throughout the performance cycle. In the event of a change in control of Florida Progress, 150% of all performance shares granted to the Named Executive Officers under the LTIP and then outstanding would automatically be considered earned and would be paid in cash or shares of unrestricted Common Stock together with cash or shares of unrestricted Common Stock payable for dividend equivalents accrued through the date of the change in control.

(3)	Payouts for the 1999-2001 performance cycle are based on a comparison of Florida Progress’ three-year average annual total shareholder return against an industry peer group, and for Mr. Keller, based also on Electric Fuels’ compound annual earnings growth and return on average invested capital.

Under certain circumstances, including the achievement of stock ownership guidelines upon normal conclusion of applicable cycles, beginning in 2000, the Named Executive Officers are entitled to a 25% restricted stock incentive bonus based on the number of shares of common stock earned under each performance cycle of the LTIP. The restricted stock vests over a 10-year period, but all shares would vest immediately upon consummation of a change in control.

Pension Plan Table

The table below illustrates the estimated annual benefits (computed as a straight life annuity beginning at retirement at age 65) payable under Florida Progress’ Retirement Plan for Exempt and Nonexempt Employees (“Retirement Plan”), Nondiscrimination Plan and Supplemental Executive Retirement Plan (“SERP”) for specified final average compensation and years of service levels.

Estimated Aggregate Annual Retirement Benefits Payable Under
the Retirement Plan for Exempt and Nonexempt Employees,
the Nondiscrimination Plan and the Supplemental Executive Retirement Plan
“Table A”

Average Annual
Compensation	Service Years

	5	10	15	20	25	30	35 or more

$200,000	$37,500	$75,000	$112,500	$120,000	$120,000	$120,000	$126,000

300,000	56,250	112,500	168,750	180,000	180,000	180,000	189,000

400,000	75,000	150,000	225,000	240,000	240,000	240,000	252,000

500,000	93,750	187,500	281,250	300,000	300,000	300,000	315,000

600,000	112,500	225,000	337,500	360,000	360,000	360,000	378,000

700,000	131,250	262,500	393,750	420,000	420,000	420,000	441,000

800,000	150,000	300,000	450,000	480,000	480,000	480,000	504,000

900,000	168,750	337,500	506,250	540,000	540,000	540,000	567,000

1,000,000	187,500	375,000	562,500	600,000	600,000	600,000	630,000

1,100,000	206,250	412,500	618,750	660,000	660,000	660,000	693,000

1,200,000	225,000	450,000	675,000	720,000	720,000	720,000	756,000

1,300,000	243,750	487,500	731,250	780,000	780,000	780,000	819,000

1,400,000	262,500	525,000	787,500	840,000	840,000	840,000	882,000

1,500,000	281,250	562,500	843,750	900,000	900,000	900,000	945,000

1,600,000	300,000	600,000	900,000	960,000	960,000	960,000	1,008,000

1,700,000	318,750	637,500	956,250	1,020,000	1,020,000	1,020,000	1,071,000

1,800,000	337,500	675,000	1,012,500	1,080,000	1,080,000	1,080,000	1,134,000

1,900,000	356,250	712,500	1,068,750	1,140,000	1,140,000	1,140,000	1,197,000

2,000,000	375,000	750,000	1,125,000	1,200,000	1,200,000	1,200,000	1,260,000

2,100,000	393,750	787,500	1,181,250	1,260,000	1,260,000	1,260,000	1,323,000

Estimated Aggregate Annual Retirement Benefits Payable Under
the Retirement Plan for Exempt and Nonexempt Employees,
the Nondiscrimination Plan and the Supplemental Executive Retirement Plan
“Table B”

Average Annual
Compensation	Service Years

	5	10	15	20	25	30	35 or more

$200,000	$30,000	$60,000	$90,000	$120,000	$120,000	$120,000	$126,000

300,000	45,000	90,000	135,000	180,000	180,000	180,000	189,000

400,000	60,000	120,000	180,000	240,000	240,000	240,000	252,000

500,000	75,000	150,000	225,000	300,000	300,000	300,000	315,000

600,000	90,000	180,000	270,000	360,000	360,000	360,000	378,000

700,000	105,000	210,000	315,000	420,000	420,000	420,000	441,000

800,000	120,000	240,000	360,000	480,000	480,000	480,000	504,000

900,000	135,000	270,000	405,000	540,000	540,000	540,000	567,000

1,000,000	150,000	300,000	450,000	600,000	600,000	600,000	630,000

1,100,000	165,000	330,000	495,000	660,000	660,000	660,000	693,000

1,200,000	180,000	360,000	540,000	720,000	720,000	720,000	756,000

1,300,000	195,000	390,000	585,000	780,000	780,000	780,000	819,000

1,400,000	210,000	420,000	630,000	840,000	840,000	840,000	882,000

1,500,000	225,000	450,000	675,000	900,000	900,000	900,000	945,000

1,600,000	240,000	480,000	720,000	960,000	960,000	960,000	1,008,000

1,700,000	255,000	510,000	765,000	1,020,000	1,020,000	1,020,000	1,071,000

1,800,000	270,000	540,000	810,000	1,080,000	1,080,000	1,080,000	1,134,000

1,900,000	285,000	570,000	855,000	1,140,000	1,140,000	1,140,000	1,197,000

2,000,000	300,000	600,000	900,000	1,200,000	1,200,000	1,200,000	1,260,000

2,100,000	315,000	630,000	945,000	1,260,000	1,260,000	1,260,000	1,323,000

The Named Executive Officers are entitled to benefits under the SERP. These benefits are offset by the benefits payable under the Retirement Plan and the Nondiscrimination Plan, as well as 50% of the executive’s primary Social Security benefit. The estimated annual SERP benefit for the Named Executive Officers (except for Mr. Moneypenny) (each a “Grandfathered Participant”), prior to any offsets, may be determined using the Pension Plan Table “A” (the “Grandfathered Participant table”) set forth above. The estimated annual SERP benefit for Mr. Moneypenny (the “non-grandfathered participant”), prior to any offsets and subject to a vesting schedule, may be determined using Pension Plan Table “B” (the “non-grandfathered participant table”) also set forth above. For these purposes, the current compensation for each executive that would be used in calculating benefits under the SERP is substantially the same as the three year average of the salary and bonus reported in the summary compensation table, and the number of years of deemed credited service that would be used in calculating benefits under the SERP for each such executive is as follows: Mr. Korpan, 35 years of service; Mr. Richardson, 24 years of service; Mr. Keller, 21 years of service; Mr. Moneypenny, 1 year of service; Mr. Armstrong, 16 years of service; and Mr. Heinicka, 22 years of service. Under the formula used for calculating benefits under the SERP, the maximum benefit payable to each Grandfathered Participant who is a Named Executive Officer would be reached at 16 years of deemed credited service unless the Named Executive Officer would have 35 years of deemed credited service. The maximum benefit payable to a Named Executive Officer who is a non-grandfathered participant would be reached at 20 years of service unless the Named Executive Officer would have 35 years of deemed credited service.

Accrued benefits may also be paid under each of the Retirement Plan, Nondiscrimination Plan and SERP if a participant terminates employment before age 65 and meets the requirements for early retirement, disability, death or other termination-of-employment benefits after becoming vested under the rules of the particular plan.

Under the Retirement Plan and the Nondiscrimination Plan, the compensation taken into account in calculating benefits is salary only. The years of credited service that would be used in calculating benefits under the formula applicable to the Retirement Plan and the Nondiscrimination Plan (1.8% of final average earnings for each year of service) for the Named Executive Officers in the summary compensation table are as follows: Mr. Korpan, 11 years of service; Mr. Richardson, 24 years of service; Mr. Keller, 21 years of service; Mr. Moneypenny, 1 year of service, Mr. Armstrong, 13 years of service; and Mr. Heinicka, 22 years of service. The benefits under the Retirement Plan and the Nondiscrimination Plan are subject to offset by an amount equal to 1 1/7% of a participant’s primary Social Security benefit for each year of service (with a maximum offset of 40%).

In the event of a change in control, each Grandfathered Participant currently employed by Florida Progress would receive credit under the SERP for five additional years of service, but in no event would such additional years of credited service cause the maximum benefit to be increased. Each non-grandfathered participant would receive a credit under the SERP for three additional years of service, but in no event would such additional years of credited service cause the maximum benefit to be increased. If a participant’s employment were terminated following a change in control, the benefit payable from the SERP would be as follows: (1) an annuity at age 55 through 59, subject to early payment reductions in the amount of 3% (for Grandfathered Participants) or 5% (for non-grandfathered participants) for each year prior to age 60, or at age 60 without reduction; (2) the amount of any federal excise taxes (and income taxes on any reimbursement under this provision) imposed on the executive under Section 4999 of the Internal Revenue Code; and (3) a 50% surviving spouse benefit payable upon death.

Employment Contracts, Termination of Employment and Change-in-control Arrangements

Florida Progress has had an employment agreement with Mr. Korpan since 1995. The term of the current agreement is from March 1, 1998 through February 28, 2002. On each March 1, beginning with March 1, 2000, the agreement will automatically be extended for one additional year, unless either party gives 90 days’ written notice to the contrary. The employment agreement provides severance benefits equal to three times the sum of his annual base salary and target annual bonus and payment of the number of shares equal to the target award he could have earned for each uncompleted performance cycle under the LTIP, plus the number of shares earned and not yet paid out for any performance cycle that has been completed. The employment agreement was amended in August 1999, to provide that if Mr. Korpan’s employment were to be terminated as a result of a change in control prior to age 62, his total retirement benefit would be comparable to his retirement benefit based on a minimum average annual compensation of approximately $1.2 million. To the extent that benefits are payable under both Mr. Korpan’s employment agreement and the agreement referred to in the next paragraph, they are payable to the maximum extent under either, but not both, of those agreements.

Change-in-control benefits were previously included in the SERP which was originally adopted August 1, 1989, and which has been amended from time to time. In 1998, Florida Progress entered into individual agreements dealing with a change in control as defined in each agreement with each of the Named Executive Officers, except Mr. Moneypenny’s agreement which was entered into upon his employment in March, 1999. Mr. Korpan’s and Mr. Richardson’s agreements were amended in August, 1999 to increase the percentage of long-term incentive compensation based severance that would be paid out in the event of termination of employment. Otherwise, the agreements have remained unmodified since their execution. The original agreements implemented changes to the change-in-control benefits previously included in the SERP and reduced the cost to Florida Progress in the event a change in control occurs. The exact terms of the change in control agreements vary, but generally fit within three categories. Generally, the agreements entitle the executives to compensation and benefits at least equal to the compensation and benefits they were receiving prior to the change in control. Severance benefits would be provided under the agreements if the individual’s employment were to be actively or constructively terminated within 36 months after a change in control occurred. Finally, severance benefits will be provided following a termination of employment for any reason during the 13th month after the consummation of a change in control transaction. Severance benefits to which the Named Executive Officer would be entitled include the following:

(1)	a cash payment equal to two, two and one half, or three times the individual’s annual base salary and annual bonus;

(2)	payout in cash at 150%, 200%, or 275% of the number of shares granted under the LTIP after a change in control less any amounts paid upon consummation of the change in control as provided under the LTIP;

(3)	credit for three or five additional years of service, not to exceed the maximum, under the SERP;

(4)	continuation of welfare benefits comparable to those in place prior to the change in control for 24, 30 or 36 months following termination, with lifetime access to medical insurance at the individual’s expense thereafter;

(5)	reimbursement of relocation expenses incurred within 24, 30 or 36 months of termination and not covered by another employer, not to exceed $10,000; and

(6)	reimbursement for reasonable legal fees and disbursements related to the taxation of payments made to the individual, not to exceed $15,000.

The agreements also provide for an additional payment, if required, to make the individual’s whole for any excise tax imposed by Section 4999 of the Internal Revenue Code.

FLORIDA POWER

COMPENSATION OF DIRECTORS

Compensation for all directors of Florida Power (excluding employees of Florida Progress or subsidiaries) was $1,000 for attendance at each meeting of the Florida Power Board of Directors or a committee of the Board of Directors. A $750 fee is paid to each committee chairman for each meeting chaired. Effective January 1, 2000, the committee chairman fee was increased to $1,000 for each committee meeting chaired.

EXECUTIVE COMPENSATION

The following table contains information with respect to compensation awarded, earned or paid during the years 1997-1999, to (i) the current Chief Executive Officer (“CEO”) and (ii) the other four most highly compensated executive officers of Florida Power (the individuals referred to in (i) and (ii) are referred to collectively as the “Florida Power Named Executive Officers”) in 1999, whose total remuneration paid in 1999 exceeded $100,000.

SUMMARY COMPENSATION TABLE

					Long -Term Compensation

	Annual Compensation				Awards	Payouts

				Other	Restricted
Name and Principal				Annual	Stock	LTIP	All Other
Position	Year	Salary	Bonus	Compensation(1)	Awards(2)	Payouts(3)	Compensation(4)

RICHARD KORPAN	1999	$766,115	$975,000	$18,033	$519,093	$2,076,331	$29,700

Chairman	1998	650,766	594,000	16,891	N/A	792,754	28,650

	1997	592,304	41,500	11,850	N/A	324,028	26,490

JOSEPH H. RICHARDSON	1999	449,135	490,000	3,685	227,558	910,148	19,125

President and Chief	1998	421,158	382,500	2,625	N/A	437,994	18,900

Executive Officer	1997	384,619	-0-	1,685	N/A	162,091	13,890

ROY A. ANDERSON	1999	274,656	233,750	818	86,691	346,679	11,925

Senior Vice President,	1998	261,926	290,802	394	N/A	136,371	11,025

Energy Supply	1997	226,157	-0-	343,035 (5)	N/A	32,518	5,643

JEFFREY R. HEINICKA	1999	280,992	199,036	426	77,689	310,800	12,645

Senior Vice President and	1998	278,530	190,000	1,772	N/A	208,288	12,318

Chief Financial Officer	1997	264,992	15,500	-0-	N/A	110,393	12,315

KENNETH E. ARMSTRONG	1999	238,852	200,000	205	66,585	266,340	10,575

Vice President and	1998	231,933	127,500	-0-	N/A	170,849	9,882

General Counsel	1997	215,009	10,000	-0-	N/A	88,944	9,963

(1)	Except as otherwise noted, amounts represent the reimbursement of taxes on certain perquisites and other personal benefits.

(2)	The Florida Power Named Executive Officers who met certain stock ownership guidelines and elected to take their LTIP payouts in common Stock, received an additional 25% of their 1997-1999 Long Term Incentive Plan (“LTIP”) award in Restricted Common Stock which vests over a 10 year period with no shares vesting in years one through five and 20% vesting in each of the years six through ten. Dividends are payable on the Restricted Common Stock to the extent and on the same date as dividends are paid on all other shares of Common Stock. All unvested shares of Restricted Common Stock vest immediately upon the consummation of a change in control. Information for fiscal year 1999, represents the dollar value as of February 23, 2000, the date of award, of the total number of shares of Restricted Common Stock awarded to the Florida Power Named Executive Officers as follows: Richard Korpan 12,341 shares; Joseph H. Richardson 5,410 shares; Roy A. Anderson 2,061 shares; Jeffrey R. Heinicka 1,847 shares; and Kenneth E. Armstrong 1,583 shares.

(3)	Information for fiscal year 1999, represents the dollar value as of, February 23, 2000, the date of award, of shares of Common Stock earned under the 1997-1999 performance cycle of Florida Progress’ LTIP, none of which are restricted. The total number of shares earned including dividend equivalent shares, is as follows: Richard Korpan 49,363 shares; Joseph H. Richardson 21,638 shares; Roy A. Anderson 8,242 shares; Jeffrey R. Heinicka 7,389 shares; and Kenneth E. Armstrong 6,332 shares.

The payouts listed for the 1997-1999 performance cycle are the result of the Florida Progress Compensation Committee’s determination of slightly below maximum achievement of Florida Progress’ total shareholder return goal. A mathematical formula was used to convert the goal level achieved into the number of performance shares earned; then, dividend equivalents on shares earned for the period of the performance cycle were added.

(4)	Company contributions to the Florida Progress Savings Plan and Executive Optional Deferred Compensation Plan on behalf of the Florida Power Named Executive Officers.

(5)	Includes $282,686 paid to Mr. Anderson under the terms of his employment agreement to place Mr. Anderson in substantially the same economic position as he would have been had he remained with his previous employer. Also includes reimbursement for Mr. Anderson’s moving expenses and tax reimbursement payments for moving expenses and imputed flight income.

The following table contains information with respect to Performance Shares granted in 1999 to each of the Florida Power Named Executive Officers under the LTIP:

LONG-TERM INCENTIVE PLAN(1)
AWARDS IN 1999

	Number of	Performance
	Performance	Period	Estimated Payout in Shares at End of Period(3)
Name	Shares(2)	Covered	Threshold	Target	Maximum

Richard Korpan Joseph H. Richardson Roy A. Anderson Jeffrey R. Heinicka Kenneth E. Armstrong	23,109 9,904 3,631 2,474 2,069	1999-2001 1999-2001 1999-2001 1999-2001 1999-2001	5,777 shares 2,476 shares 908 shares 619 shares 517 shares	23,109 shares 9,904 shares 3,631 shares 2,474 shares 2,069 shares	46,218 shares 19,808 shares 7,262 shares 4,948 shares 4,138 shares

(1)	The LTIP is a Common Stock and cash-based incentive plan to reward participants for long-term performance of Florida Progress. It was approved by the Florida Progress shareholders in 1990.

(2)	The number of performance shares granted are based on a percentage of base salary in effect at the time of each award and is subject to automatic increase or decrease on a prorated basis in accordance with changes to a participant’s base salary or LTIP percentages throughout the performance cycle.

In the event of a change in control of Florida Progress, 150% of all performance shares granted to the Florida Power Named Executive Officers under the LTIP and then outstanding would automatically be considered earned and would be paid in cash or shares of unrestricted Common Stock together with shares of unrestricted Common Stock payable for dividend equivalents accrued through the date of the change in control.

(3)	Payouts for the 1999-2001 performance cycle are based on a comparison of Florida Progress’ three-year average annual total shareholder return against an industry peer group.

Under certain circumstances, including the achievement of stock ownership guidelines upon normal conclusion of applicable cycles, beginning in 2000, the Florida Power Named Executive Officers are entitled to a 25% restricted stock incentive bonus based on the number of shares of common stock earned under each performance cycle of the LTIP. The restricted stock vests over a 10-year period, but all shares vest immediately upon consummation of a change in control.

Pension Plan Table

See Item 11, Executive Compensation, Florida Progress — Pension Plan Table A” which illustrates the estimated annual benefits (computed as a straight life annuity beginning at retirement at age 65) payable under the Florida Progress Corporation Retirement Plan for Exempt and Nonexempt Employees (“Retirement Plan”), Nondiscrimination Plan and Supplemental Executive Retirement Plan (“SERP”) for specified final average compensation and years of service levels.

The Florida Power Named Executive Officers are entitled to benefits under the SERP. These benefits are offset by the benefits payable under the Retirement Plan and the Nondiscrimination Plan, as well as 50% of the executive’s primary Social Security benefit. The estimated annual SERP benefit for the Florida Power Named Executive Officers (prior to any offsets) may be determined using the Pension Plan Table set forth above. For these purposes, the current compensation for each executive that would be used in calculating benefits under the SERP is substantially the same as the three-year average of the salary and bonus reported in the summary compensation table, and the number of years of deemed credited service that would be used in calculating benefits under the SERP for each such executive is as follows: Mr. Korpan, 35 years of service; Mr. Richardson, 24 years of service; Mr. Anderson, 8 years of service; Mr. Heinicka, 22 years of service and Mr. Armstrong, 16 years of service. Under the formula used for calculating benefits under the SERP, the maximum benefit payable to each Named Executive Officer is reached at 16 years of deemed credited service unless the Florida Power Named Executive Officer achieves 35 years of service.

Accrued benefits may also be paid under each of the Retirement Plans, Nondiscrimination Plan and SERP if a participant terminates employment before age 65 and meets the requirements for early retirement, disability, death or other termination–of–employment benefits after becoming vested under the rules of the particular plan.

Under the Retirement Plan and the Nondiscrimination Plan, the compensation taken into account in calculating benefits is salary only. The years of credited service that would be used in calculating benefits under the formula applicable to the Retirement Plan and the Nondiscrimination Plan (1.8% of final average earnings for each year of service) for the Florida Power Named Executive Officers in the summary compensation table are as follows: Mr. Korpan, 11 years of service; Mr. Richardson, 24 years of service; Mr. Anderson, 3 years of service; Mr. Heinicka, 22 years of service; Mr. Armstrong, 13 years of service. The benefits under the Retirement Plan and the Nondiscrimination Plan are subject to offset by an amount equal to 1 1/7% of a participant’s primary Social Security benefit for each year of service (with a maximum offset of 40%).

In the event of a change in control of Florida Progress, each Florida Power Named Executive Officer will receive credit under the SERP for five additional years of service, but in no event would such additional years of credited service cause the maximum benefit to be increased. If a participant’s employment were terminated following a change in control, the benefit payable from the SERP would be as follows: (1) an annuity beginning at age 55 through 59, subject to early payment reductions in the amount of 3% for each year prior to age 60, or age 60 without reduction; (2) the amount of any federal excise taxes (and income taxes on any reimbursement under this provision) imposed on the executive under Section 4999 of the Internal Revenue Code; and (3) a 50% surviving spouse benefit payable upon death.

Employment Contracts, Termination of Employment and Change-in-control Arrangements

In April 1998, Florida Power entered into an Amended and Restated Employment Agreement with Roy A. Anderson which provides for his employment through April 30, 2003. His annual base salary will be $245,000, or such greater sum as shall be mutually agreed, with additional award opportunities as a participant in the Management Incentive Compensation Plan (“MICP”) and LTIP , with minimum award target levels of 40% of base salary for each plan. He is entitled to participate in the SERP, and shall be credited with up to 22 years of additional service constituting “Deemed Credited Service” thereunder depending on the number of years of actual service. The agreement also provides that if Mr. Anderson’s employment with Florida Power continues until or beyond age 60 and his employment terminates thereafter other than as a result of a termination for good cause, Florida Power shall pay to Mr. Anderson certain deferral award payments, based on his age, with a maximum deferral award, if his employment terminates at age 65, of $1,000,000 ($231,000 payable annually over five years). The agreement also provides for certain payments designed to compensate Mr. Anderson for certain benefits he would have enjoyed had he remained with his former employer. If Mr. Anderson’s employment terminates other than as a result of termination for good cause, he will receive a $105,960 15–year annuity, to be offset by payments made by his former employer pursuant to comparable arrangements. In the Amended and Restated Agreement, Mr. Anderson also acknowledges that other payments due him under his former employment agreement with Florida Power have been satisfied. The agreement contains a confidentiality agreement and covenant not to compete.

In the event of a change in control of Florida Progress, all of the Florida Power Named Executive Officers are entitled to benefits under individual agreements described under the heading “Employment Contracts, Termination of Employment and Change in Control Arrangements,” on page 82.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

FLORIDA PROGRESS

Security Ownership of Certain Beneficial Owners

The following table sets forth information concerning shares of Florida Progress Common Stock that are held by persons known to Florida Progress to be the beneficial owners of more than 5% of said stock as of December 31, 1999.

	Number of Shares	Percent
Name and Address	Beneficially Owned	of Class

Capital Research and
Management Company
333 South Hope Street
Los Angeles, CA 90071	8,895,000 (1)	90%

(1)	Sole dispositive power.

Security Ownership of Management

As of December 31, 1999, the directors and all other Florida Progress Named Executive Officers individually, and the directors, Florida Progress Named Executive Officers and executive officers of Florida Progress as a group, beneficially owned Common Stock as follows:

	Number of Shares		Percent of
Name	Beneficially Owned (1)		Class (2)

W. D. (“Bill”) Frederick, Jr.	5,950	(3)

Michael P. Graney	5,112

Richard Korpan	37,645	(4)

Clarence V. McKee	3,078

Vincent J. Naimoli	15,321	(5)

Richard A. Nunis	27,344

Joan D. Ruffier	6,297

Robert T. Stuart, Jr.	1,505,469	(6)	1.53%

Jean Giles Wittner	11,888	(7)

Richard D. Keller	27,721	(8)

Joseph H. Richardson	20,609	(9)

Kenneth E. Armstrong	11,228	(10)

Jeffrey R. Heinicka	10,855	(11)

Edward W. Moneypenny	-0-

All 15 directors, Named Executive Officers and executive officers as a group, including those named above	1,689,885		1.72%

(1)	Unless otherwise noted, the directors and Named Executive Officers, and the directors and executive officers as a group, have sole voting and investment power with respect to the shares listed. An indication of shared voting or investment power for purposes of this table does not constitute an admission of ownership for any other purpose.

(2)	Unless otherwise noted, each director and Named Executive Officer, and all directors and executive officers as a group, own less than one percent of the outstanding shares of Florida Progress’ Common Stock.

(3)	Voting and investment power with respect to 2,500 shares is shared.

(4)	Voting power with respect to 3,079 shares is shared.

(5)	Voting and investment power with respect to 2,200 shares is shared.

(6)	Voting and investment power with respect to 150,473 shares is shared.

(7)	Voting and investment power with respect to 75 shares is shared.

(8)	Voting power with respect to 8,619 shares is shared.

(9)	Voting power with respect to 11,982 shares is shared. Investment power with respect to 7,479 shares is shared.

(10)	Voting power with respect to 3,877 shares is shared.

(11)	Voting and investment power with respect to 139 shares is shared. Voting power with respect to 2,664 shares is shared.

Changes in Control

See Item 7, MD&A under the heading “Current Issues — Share Exchange Agreement” and Note 2 to the Financial Statements.

FLORIDA POWER

Security Ownership of Certain Beneficial Owners

All of Florida Power’s common stock is held beneficially and of record by Florida Progress. None of Florida Power’s directors or executive officers owns any shares of Florida Power’s common or preferred stock. Information concerning shares of Florida Progress common stock that are held by persons known to Florida Progress to be the beneficial owners of more than 5% of Florida Progress’ common stock is set forth in the table above under the heading “Item 12 — Security Ownership of Certain Beneficial Owners — Florida Progress.”

Security Ownership of Management

The table below sets forth as of December 31, 1999, the number of shares of common stock of Florida Progress owned by Florida Power’s directors and Named Executive Officers individually and the directors and all executive officers of Florida Power as a group.

	Number of Shares		Percent of
Name	Beneficially Owned (1)		Class (2)

Roy A. Anderson	6,772	(3)

Kenneth E. Armstrong	11,228	(4)

W. D. (“Bill”) Frederick	5,950	(5)

Michael P. Graney	5,112

Jeffrey R. Heinicka	10,855	(6)

Richard Korpan	37,645	(7)

Clarence V. McKee	3,078

Vincent J. Naimoli	15,321	(8)

Richard A. Nunis	27,344

Joseph H. Richardson	20,609	(9)

Joan D. Ruffier	6,297

Robert T. Stuart, Jr.	1,505,469	(10)	1.53%

Jean Giles Wittner	11,888	(11)

All 16 directors, Florida Power Named Executive Officers and executive officers as a group, including those named above	1,681,873		1.71%

(1)	Unless otherwise noted, the directors, and Florida Power Named Executive Officers, and the directors and executive officers as a group, have sole voting and investment power with respect to the shares listed.

(2)	Unless otherwise noted, each director, and Florida Power Named Executive Officer and all directors, and executive officers as a group, own less than one percent of the outstanding shares of Florida Progress’ common stock.

(3)	Voting power with respect to 4,109 shares is shared.

(4)	Voting power with respect to 3,877 shares is shared.

(5)	Voting and investment power with respect to 2,500 shares is shared.

(6)	Voting and investment power with respect to 139 shares is shared. Voting power with respect to 2,664 shares is shared.

(7)	Voting power with respect to 3,079 shares is shared.

(8)	Voting and investment power with respect to 2,200 shares is shared.

(9)	Voting power with respect to 11,982 shares is shared. Investment power with respect to 7,479 shares is shared.

(10)	Voting and investment power with respect to 150,473 shares is shared.

(11)	Voting and investment power with respect to 75 shares is shared.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Florida Progress has invested $5 million for a limited partnership interest in the Tampa Bay Devil Rays, Ltd. (“Devil Rays”), a Florida limited partnership that acquired in 1995 a Major League Baseball franchise to play scheduled home baseball games at Tropicana Field in St. Petersburg, Florida. The managing general partner and a limited partner of the Devil Rays is a corporation controlled by Vincent J. Naimoli, a director of Florida Progress and Florida Power.

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

The Agreement includes a lump sum payment of $5 million in 1999 for other promotions and advertising to be determined based on Florida Power’s annual marketing plans. Activities have fixed pricing for the term of the Agreement. Florida Progress has the option to convert any unused funds into equity in the partnership during the term of the Agreement.

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

Mr. Michael P. Graney is a partner in the law firm of Simpson Thacher & Bartlett. That firm provided legal services to Electric Fuels and its subsidiary, Progress Rail Services Corporation, in 1999, and has been providing similar legal services in 2000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K FOR FLORIDA PROGRESS AND FLORIDA POWER

(a)	1.	Financial Statements, notes to Financial Statements and report thereon KPMG LLP are found in Item 8 “Financial Statements and Supplementary Data” herein.

	2.	The following Financial Statement Schedules and reports are included herein:

Florida Progress

II—Valuation and Qualifying Accounts
for the years ended December 31, 1999, 1998 and 1997

Florida Power

II—Valuation and Qualifying Accounts
for the years ended December 31, 1999, 1998 and 1997

All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

3.	Exhibits filed herewith:

		Florida	Florida
Number	Exhibit	Progress	Power

3. (a)	Bylaws of Florida Progress, as amended March 3, 2000.	X

10.(a)	Management Incentive Compensation Plan of Florida Progress Corporation, as amended December 14, 1999. *	X	X

10.(b)	Agreement between Florida Progress and Richard Korpan dated as of January 30, 1998 regarding change in control, as amended August 19, 1999.*	X

10.(c)	Agreement between Florida Progress and Joseph H. Richardson dated as of January 30, 1998 regarding change in control, as amended August 19, 1999.*	X

10. (d)	Employment Agreement between Florida Progress and Richard Korpan dated as of March 1, 1998, as amended August 19, 1999.*	X

10. (e)	Florida Progress Supplemental Executive Retirement Plan, as amended and restated effective February 20, 1997. *	X	X

12	Statement of Computation of Ratios.		X

		Florida	Florida
Number	Exhibit	Progress	Power

21	Subsidiaries of Florida Progress.	X

23. (a)	Consent of Independent Certified Public Accountants to the incorporation by reference of their report on the financial statements into the following registration statements of Florida Progress: Form S-3 (No. 33-51573) (relating to the registration of 4.5 million shares of common stock and filed with the SEC on December 17, 1993); Forms S-8 (No. 333-66161) (relating to the Savings Plan for Employees of Florida Progress and filed with the SEC on October 27, 1998); Form S-3 (No. 333-07853) (relating to the Progress Plus Plan and filed with the SEC on July 10, 1996); Form S-8 (No. 33-47623) and Form S-8 (No. 333-94143) (each relating to Florida Progress’ Long-term Incentive Plan and filed with the SEC on May 1, 1992 and January 6, 2000, respectively); Form S-3 (No. 2-93111)(relating to the acquisition of Better Business Forms and filed with the SEC on September 5, 1984).	X

23. (b)	Consent of Independent Certified Public
Accountants to the incorporation by reference
of their report on the financial statements
into Florida Power’s registration statements
on Form S-3 (Nos. 33-62210 and 33-55273)
(relating to Florida Power’s first mortgage
bonds) and Form S-3 (No. 333-29897)
(relating to Florida Power’s medium-term
	notes).		X

24	Powers of Attorney are included in the signature pages of this Form 10-K.	X	X

27. (a)	Florida Progress Financial Data Schedule	X

27. (b)	Florida Power Financial Data Schedule		X

4.	Exhibits incorporated herein by reference:

		Florida	Florida
Number	Exhibit	Progress	Power

2	Amended and Restated Agreement and Plan of
Exchange by and among Carolina Power and Light
Company, Florida Progress Corporation and CP&L
Energy, Inc., dated as of August 22, 1999, amended
and restated as of March 3, 2000. (Filed as Annex A
to the Florida Progress preliminary proxy statement
on Schedule 14A, as filed with the SEC on March 6,
	2000.)	X

3. (b)	Bylaws of Florida Power, as amended to date. (Filed as Exhibit 3.(b) to the Florida Power Form 10-K for the year ended December 31, 1995, as filed with the SEC on March 20, 1996.)		X

		Florida	Florida
Number	Exhibit	Progress	Power

3. (c)	Restated Articles of Incorporation, as
amended, of Florida Progress. (Filed as
Exhibit 3(a) to Florida Progress’ Form
10-K for the year ended December 31,1991,
	as filed with the SEC on March 30, 1992.)	X

3. (d)	Amended Articles of Incorporation, as
amended, of Florida Power. (Filed as
Exhibit 3(a) to the Florida Power Form
10-K for the year ended December 31, 1991,
as filed with the SEC (File No. -3274)
	on March 30, 1992.)		X

4. (a)	Rights Agreement, dated as of November 21,
1991, between Florida Progress and
Manufacturers Hanover Trust Company,
including as Exhibit A the form of Rights
Certificate. (Filed as Exhibit 4(a) to
Florida Progress’ Form 8-K dated November
	21, 1991, as filed with the SEC on November 27, 1991.)	X

4. (b)	Amendment to Shareholder Rights
Agreement dated February 20, 1997,
between Florida Progress and The First
National Bank of Boston. (Filed as Exhibit
4(a) to the Florida Progress Form 10-K
for the year ended December 31, 1996,
	as filed with the SEC on March 27, 1997.)	X

4. (c)	Second Amendment to Shareholder Rights Agreement
dated as of August 22, 1999, between Florida Progress
and BankBoston, N.A. (Filed as Exhibit 4 to the
combined Florida Progress and Florida Power Form
	8-K dated August 22, 1999.)	X

4. (d)	Form of Certificate representing shares of
Florida Progress Common Stock. (Filed as
Exhibit 4(b) to the Florida Progress Form
10-K for the year ended December 31, 1996,
	as filed with the SEC on March 27, 1997.)	X

4. (e)	Indenture, dated as of January 1, 1944 (the
“Indenture”), between Florida Power and
Guaranty Trust Company of New York and The
Florida National Bank of Jacksonville, as
Trustees. (Filed as Exhibit B-18 to Florida
Power’s Registration Statement on Form A-2
(No. 2-5293) filed with the SEC on January
	24, 1944.)	X	X

4. (f)	Seventh Supplemental Indenture, dated as of
July 1, 1956, between Florida Power and
Guaranty Trust Company of New York and The
Florida National Bank of Jacksonville, as
	Trustees, with reference to the modification	X	X

		Florida	Florida
Number	Exhibit	Progress	Power

and amendment of the Indenture. (Filed as Exhibit 4(b) to Florida Power’s Registration Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991.)

4. (g)	Eighth Supplemental Indenture, dated as of
July 1, 1958, between Florida Power and
Guaranty Trust Company of New York and The
Florida National Bank of Jacksonville, as
Trustees, with reference to the modification
and amendment of the Indenture. (Filed as
Exhibit 4(c) to Florida Power’s Registration
Statement on Form S-3 (No. 33-16788) filed
	with the SEC on September 27, 1991.)	X	X

4. (h)	Sixteenth Supplemental Indenture, dated as of
February 1, 1970, between Florida Power and
Morgan Guaranty Trust Company of New York and
The Florida National Bank of Jacksonville, as
Trustees, with reference to the modification
and amendment of the Indenture. (Filed as
Exhibit 4(d) to Florida Power’s Registration
Statement on Form S-3 (No. 33-16788) filed
	with the SEC on September 27, 1991.)	X	X

4. (i)	Twenty-Ninth Supplemental Indenture, dated as
of September 1, 1982, between Florida Power
and Morgan Guaranty Trust Company of New York
and Florida National Bank, as Trustees, with
reference to the modification and amendment
of the Indenture. (Filed as Exhibit 4(c) to
Florida Power’s Registration Statement on
Form S-3 (No. 2-79832) filed with the SEC on
	September 17, 1982.)	X	X

4. (j)	Thirty-Eighth Supplemental Indenture dated as
of July 25, 1994, between Florida Power and
First Chicago Trust Company of New York, as
successor Trustee, Morgan Guaranty Trust
Company of New York, as resigning Trustee,
and First Union National Bank of Florida, as
resigning Co-Trustee, with reference to
confirmation of First Chicago Trust Company
of New York as successor Trustee under the
Indenture. (Filed as exhibit 4(f) to Florida
Power’s Registration Statement on Form S-3
(No. 33-55273) as filed with the SEC on August
	29, 1994.)	X	X

10. (f)	Agreement between Florida Progress and
Richard Korpan dated as of January 30,
1998, regarding change in control. (Filed as Exhibit
10.(f) to the Florida Progress Form 10-K for the year
ended December 31, 1997 as filed with the SEC on
	March 18. 1998.) *	X

		Florida	Florida
Number	Exhibit	Progress	Power

10. (g)	Agreement between Florida Progress and
Joseph Richardson dated as of January 30,
1998, regarding change in control. (Filed as Exhibit
10.(g) to the Florida Progress Form 10-K for the year
ended December 31, 1997, as filed with the SEC on
	March 18. 1998.) *	X

10. (h)	Employment Agreement between Florida Progress
and Richard Korpan dated March 1, 1998.
(Field as Exhibit 10(h) to the Florida Progress
Form 10-K for the year ended December 31,
	1997, as filed with the SEC on March 18. 1998.) *	X

10. (i)	Phantom Stock Plan for the benefit of
non-employees Directors of Florida Progress
Corporation. (Filed as Exhibit 10.(a) to the Florida
Progress Form 10-K for the year ended December 31,
	1998, as filed with the SEC on March 19, 1999.) *	X

10. (j)	Agreement between Florida Progress and
William G. Kelley dated as of January 30,
1998, regarding change in control. (Filed as Exhibit
10.(b) to the Florida Progress Form 10-K for the year
ended December 31, 1998, as filed with the SEC on
	March 19. 1999.) *	X

10. (k)	Agreement between Florida Progress and
Kenneth E. Armstrong dated as of January
30, 1998 regarding change in control.
(Filed as Exhibit 10(b) to the
Florida Progress Form 10-K for the year
ended December 31, 1997, as filed with
	the SEC on March 18, 1998.)*	X

10. (l)	Agreement between Florida Progress and
Jeffrey R. Heinicka dated as of January
30, 1998 regarding change in control.
(Filed as Exhibit 10(d) to the
Florida Progress Form 10-K for the year
ended December 31, 1997, as filed with
	the SEC on March 18, 1998.)*	X

10. (m)	Agreement between Florida Progress and
Richard D. Keller dated as of January 30, 1998
regarding change in control (Filed as Exhibit 10(e)
to the Florida Progress Form 10-K for the year
ended December 31, 1997, as filed with
	the SEC on March 18, 1998.)*	X

10. (n)	Executive Optional Deferred Compensation Plan. (Filed as Exhibit 10.(c) to the Florida Progress Form 10-K for the year ended December 31, 1996 as filed with the SEC on March 27, 1997.)*	X	X

		Florida	Florida
Number	Exhibit	Progress	Power

10. (o)	Second Amended and Restated Guaranty and Support Agreement dated as of August 7, 1996. (Filed as Exhibit 4 to Florida Progress’ Form 10-Q for the quarter ended June 30, 1996)	X

10. (p)	Florida Progress Corporation Long-term
Incentive Plan, approved by Florida Progress’ Shareholders on April 19, 1990. (Filed as
Exhibit 10(d) to Florida Progress’ Form 10-Q
for the quarter ended March 31, 1990, as
	filed with the SEC on May 14, 1990). *	X	X

10. (q)	Stock Plan for Non-Employee Directors of
Florida Progress Corporation and Subsidiaries.
(Filed as Exhibit 4.(k) to the Florida Progress
	Registration Statement on Form S-8 (No. 333-02619) as filed with the SEC on April 18, 1996.)*	X	X

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

Florida Progress will furnish to its security holders who so request a copy of any exhibit included in this Annual Report on Form 10-K upon payment of a fee of $.25 per page to cover expenses in furnishing such exhibit.

(b)	Reports on Form 8-K:

During the fourth quarter of the year ended December 31, 1999 Florida Progress and Florida Power filed the following reports on Form 8-K:

Form 8-K dated October 14, 1999, reporting under Item 5 “Other Events” Florida Progress’ and Florida Power’s third quarter 1999 earnings, and providing updates on litigation concerning Mid-Continent and the transaction with CP&L.

In addition, Florida Progress and Florida Power filed the following reports on Form 8-K subsequent to the fourth quarter of 1999:

Form 8-K dated January 27, 2000, reporting under Item 5 “Other Events” Florida Progress’ and Florida Power’s 1999 year-end earnings.

Form 8-K dated February 24, 2000 reporting under Item 5 “Other Events” an increase in Florida Progress’ annual dividend.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA PROGRESS CORPORATION

March 28, 2000	By: /s/ Richard Korpan

Richard Korpan, Chairman of the Board, President and Chief Executive Officer

      KNOWN BY ALL MEN BY THESE PRESENTS that each of the undersigned officers and directors of Florida Progress Corporation, a Florida corporation, for himself or herself and not for one another, does hereby constitute and appoint KENNETH E. ARMSTRONG, JOHN SCARDINO, JR. and DOUGLAS E. WENTZ, and each of them, a true and lawful attorney in his or her name, place and stead, in any and all capacities, to sign his or her name to any and all amendments to this report, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and each of the undersigned for himself or herself hereby ratifies and confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard Korpan Richard Korpan Principal Executive Officer	Chairman of the Board, President, Chief Executive Officer and Director	March 28, 2000

/s/ Edward W. Moneypenny Edward W. Moneypenny Principal Financial Officer	Senior Vice President and Chief Financial Officer	March 28, 2000

/s/ John Scardino, Jr. John Scardino, Jr. Principal Accounting Officer	Vice President and Controller	March 28, 2000

/s/ W. D. Frederick, Jr. W. D. Frederick, Jr.	Director	March 28, 2000

/s/ Michael P. Graney Michael P. Graney	Director	March 28, 2000

Signature	Title	Date

/s/ Clarence V. McKee	Director	March 28, 2000

Clarence V. McKee

/s/ Vincent J. Naimoli	Director	March 28, 2000

Vincent J. Naimoli

/s/ Richard A. Nunis	Director	March 28, 2000

Richard A. Nunis

/s/ Joan D. Ruffier	Director	March 28, 2000

Joan D. Ruffier

/s/ Robert T. Stuart, Jr.	Director	March 28, 2000

Robert T. Stuart, Jr.

/s/ Jean Giles Wittner	Director	March 28, 2000

Jean Giles Wittner

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company.

FLORIDA POWER CORPORATION

March 28, 2000	By: /s/ Joseph H. Richardson

Joseph H. Richardson, President and Chief Executive Officer

      KNOWN BY ALL MEN BY THESE PRESENTS that each of the undersigned officers and directors of Florida Power Corporation, a Florida corporation, for himself or herself and not for one another, does hereby constitute and appoint KENNETH E. ARMSTRONG, JOHN SCARDINO, JR. and DOUGLAS E. WENTZ, and each of them, a true and lawful attorney in his or her name, place and stead, in any and all capacities, to sign his or her name to any and all amendments to this report, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and each of the undersigned for himself or herself hereby ratifies and confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Joseph H. Richardson Joseph H. Richardson	President, Chief Executive Officer and Director	March 28, 2000

/s/ Jeffrey R. Heinicka Jeffrey R. Heinicka Principal Financial Officer	Senior Vice President and Chief Financial Officer	March 28, 2000

/s/ John Scardino, Jr. John Scardino, Jr. Principal Accounting Officer	Vice President and Controller	March 28, 2000

/s/ Richard Korpan Richard Korpan and Director	Chairman of the Board, and Director	March 28, 2000

Signature	Title	Date

/s/ W. D. Frederick, Jr. W. D. Frederick, Jr.	Director	March 28, 2000

/s/ Michael P. Graney Michael P. Graney	Director	March 28, 2000

/s/ Clarence V. McKee Clarence V. McKee	Director	March 28, 2000

/s/ Vincent J. Naimoli Vincent J. Naimoli	Director	March 28, 2000

/s/ Richard A. Nunis Richard A. Nunis	Director	March 28, 2000

/s/ Joan D. Ruffier Joan D. Ruffier	Director	March 28, 2000

/s/ Robert T. Stuart, Jr. Robert T. Stuart, Jr.	Director	March 28, 2000

/s/ Jean Giles Wittner Jean Giles Wittner	Director	March 28, 2000

Schedule II

FLORIDA PROGRESS CORPORATION
Valuation and Qualifying Accounts
For the Years Ended December 31, 1999, 1998, and 1997
(In millions)

	Balance at	Additions			Balance at
	Beginning	Charged to		Other	End of
Description	of Period	Expense	Deductions	Add (Ded)	Period

FOR THE YEAR ENDED DECEMBER 31, 1999

Nuclear Refueling Outage Reserve	$19.9	$1.4	$20.8	$—	$0.5

Provision for loss on coal properties	$6.6	$—	$—	$(1.3)	$5.3

FOR THE YEAR ENDED DECEMBER 31, 1998

Nuclear Refueling Outage Reserve	$22.2	$—	$2.3	$—	$19.9

Provision for loss on coal properties	$12.8	$—	$—	$(6.2)	$6.6

FOR THE YEAR ENDED DECEMBER 31, 1997

Nuclear Refueling Outage Reserve	$8.7	$14.0	$0.5	$—	$22.2

Insurance policy benefit reserves (A)	$325.3	$52.7	$—	$(378.0)	$—

Provision for loss on coal properties	$40.9	$—	$—	$(28.1)	$12.8

(A)	Effective December 31, 1997, Florida Progress deconsolidated the financial statements of Mid-Continent Life in its consolidated financial statements. Florida Progress’ investment from Mid-Continent is accounted for under the cost method.

Schedule II

FLORIDA POWER CORPORATION
Valuation and Qualifying Accounts
For the Years Ended December 31, 1999, 1998, and 1997
(In millions)

	Balance at	Additions		Balance at
	Beginning	Charged to	Deductions	End of
Description	of Period	Expense	(See Note)	Period

FOR THE YEAR ENDED DECEMBER 31, 1999

1999 Nuclear Refueling Outage Reserve (#11)	$19.9	$0.6	$20.8	$(0.3)

2001 Nuclear Refueling Outage Reserve (#12)	—	0.8	—	0.8

	$19.9	$1.4	$20.8	$0.5

FOR THE YEAR ENDED DECEMBER 31, 1998

1999 Nuclear Refueling Outage Revenue (#11)	$22.2	$—	$2.3	$19.9

	$22.2	$—	$2.3	$19.9

FOR THE YEAR ENDED DECEMBER 31, 1997

1996 Nuclear Refueling Outage Reserve (#10)	$0.5	$—	$0.5	$—

1999 Nuclear Refueling Outage Reserve (#11)	8.2	14.0	—	22.2

	$8.7	$14.0	$0.5	$22.2

Note: Deductions are payments of actual expenditures related to the outage.