Form 10-Q
period 2000-06-30
FLORIDA PROGRESS CORP; FLORIDA POWER CORP /
filed 2000-08-11
CIK 357261, 37637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No.	Exact name of Registrant as specified in its charter, state of incorporation, address of principal executive offices, telephone	I.R.S. Employer Identification Number

1-8349	FLORIDA PROGRESS CORPORATION A Florida Corporation One Progress Plaza St. Petersburg, Florida 33701 Telephone (727) 824-6400	59-2147112

1-3274	FLORIDA POWER CORPORATION A Florida Corporation One Progress Plaza St. Petersburg, Florida 33701 Telephone (727) 820-5151	59-0247770

      Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the registrants’ classes of common stock, as of the latest practicable date.

		Shares Outstanding
Registrant	Description of Class	at June 30, 2000

Florida Progress Corporation	Common Stock, without par value	98,615,927

Florida Power Corporation	Common Stock, without par value	100 (all of which were held by Florida Progress Corporation)

This combined Form 10-Q represents separate filings by Florida Progress Corporation and Florida Power Corporation. Florida Power makes no representations as to the information relating to Florida Progress’ diversified operations.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Income
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

	(Unaudited)		(Unaudited)
REVENUES:

Electric utility	$701.4	$671.7	$1,323.3	$1,242.4

Diversified	392.1	304.6	720.3	554.3

	1,093.5	976.3	2,043.6	1,796.7

EXPENSES:

Electric utility:

Fuel	154.2	143.5	288.2	257.2

Purchased power	120.3	108.4	223.4	198.7

Energy conservation costs	15.9	19.4	30.0	36.5

Operation and maintenance	109.5	120.8	209.5	217.9

Depreciation and amortization	92.1	93.2	177.8	174.0

Taxes other than income taxes	52.8	51.1	105.9	103.0

	544.8	536.4	1,034.8	987.3

Diversified:

Cost of sales	377.4	269.7	681.6	494.8

Other	21.1	15.8	41.9	30.4

	398.5	285.5	723.5	525.2

INCOME FROM OPERATIONS	150.2	154.4	285.3	284.2

INTEREST EXPENSE AND OTHER:

Interest expense	48.2	43.9	93.4	88.9

Allowance for funds used during construction	(1.0)	(1.2)	(1.9)	(6.3)

Distributions on company obligated mandatorily redeemable preferred securities	5.4	4.6	10.7	4.6

Other expense / (income), net	(3.2)	1.0	(3.6)	(3.3)

	49.4	48.3	98.6	83.9

INCOME BEFORE INCOME TAXES	100.8	106.1	186.7	200.3

Income taxes	(9.1)	29.5	.3	56.1

NET INCOME	$109.9	$76.6	$186.4	$144.2

AVERAGE SHARES OF COMMON STOCK OUTSTANDING	98.6	98.0	98.6	97.8

EARNINGS PER AVERAGE COMMON SHARE

(Basic and Diluted):	$1.11	$.78	$1.89	$1.48

DIVIDENDS PER COMMON SHARE	$.555	$.545	$1.11	$1.09

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(Dollars in millions)

	June 30,	December 31,
	2000	1999

	(Unaudited)
ASSETS

PROPERTY, PLANT AND EQUIPMENT:

Electric utility plant in service and held for future use	$6,835.0	$6,784.8

Less — Accumulated depreciation	3,038.1	2,923.8

Accumulated decommissioning for nuclear plant	305.2	285.0

Accumulated dismantlement for fossil plants	133.5	132.5

	3,358.2	3,443.5

Construction work in progress	172.2	139.7

Nuclear fuel, net of amortization of $412.3 in 2000 and $401.0 in 1999	51.0	68.7

Net electric utility plant	3,581.4	3,651.9

Other property, at cost, net of depreciation of $299.5 in 2000 and $275.0 in 1999	699.2	703.4

	4,280.6	4,355.3

CURRENT ASSETS:

Cash and equivalents	9.4	9.6

Accounts receivable, less allowance for doubtful accounts of $6.0 in 2000 and $5.8 in 1999	494.0	420.6

Inventories, primarily at average cost:

Fuel	88.7	76.4

Utility materials and supplies	92.0	90.8

Diversified operations	281.6	209.3

Underrecovered utility fuel costs	27.1	—

Deferred income taxes	28.0	41.3

Prepayments and other	144.8	113.7

	1,165.6	961.7

DEFERRED CHARGES AND OTHER ASSETS:

Costs deferred pursuant to regulation:

Deferred purchased power contract termination costs	286.1	297.8

Other	81.6	94.0

Investments in nuclear plant decommissioning fund	385.1	377.2

Goodwill	169.1	171.1

Joint ventures and partnerships	65.1	66.2

Other	213.2	204.9

	1,200.2	1,211.2

	$6,646.4	$6,528.2

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(Dollars in millions)

	June 30,	December 31,
	2000	1999

	(Unaudited)
CAPITAL AND LIABILITIES

COMMON STOCK EQUITY:

Common stock	$1,274.2	$1,267.3

Retained earnings	818.8	741.8

Other comprehensive income	(.5)	(.4)

	2,092.5	2,008.7

PREFERRED SECURITIES:

Cumulative preferred stock of Florida Power without sinking funds	33.5	33.5

Company-obligated mandatorily redeemable quarterly income preferred securities (QUIPS) of a subsidiary trust holding solely Florida Progress guaranteed junior subordinated deferrable interest notes	300.0	300.0

LONG-TERM DEBT	2,132.0	2,154.1

TOTAL CAPITAL	4,558.0	4,496.3

CURRENT LIABILITIES:

Accounts payable	291.1	309.0

Customers’ deposits	107.3	105.6

Taxes payable	56.9	10.3

Accrued interest	77.1	77.4

Overrecovered utility fuel costs	—	31.6

Other	79.0	112.4

	611.4	646.3

Notes payable	226.0	153.1

Current portion of long-term debt	188.2	163.2

	1,025.6	962.6

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes	554.7	565.3

Unamortized investment tax credits	66.1	70.0

Other postretirement benefit costs	126.3	123.1

Other	315.7	310.9

	1,062.8	1,069.3

	$6,646.4	$6,528.2

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Cash Flows
(Dollars in millions)

	Six Months Ended
	June 30,

	2000	1999

	(Unaudited)
OPERATING ACTIVITIES:

Net income	$186.4	$144.2

Adjustments for noncash items:

Depreciation and amortization	226.5	216.2

Deferred income taxes and investment tax credits, net	(1.2)	(22.3)

Changes in working capital, net of effects from sale or acquisition of businesses:

Accounts receivable	(72.7)	(13.7)

Inventories	(50.9)	(89.2)

Overrecovered/underrecovered utility fuel costs	(58.7)	(.5)

Accounts payable	(17.7)	(79.1)

Taxes payable	36.8	107.0

Prepayments and other	(59.1)	(24.2)

Other operating activities	27.2	(.5)

	216.6	237.9

INVESTING ACTIVITIES:

Property additions (including allowance for borrowed funds used during construction)	(155.8)	(279.9)

Acquisition of businesses	(33.9)	(9.5)

Other investing activities	(7.7)	40.7

	(197.4)	(248.7)

FINANCING ACTIVITIES:

Issuance of long-term debt	—	50.0

Repayment of long-term debt	(1.2)	(52.8)

Increase in commercial paper with long-term support	16.5	(16.7)

Issuance of company obligated mandatorily redeemable preferred securities	—	300.0

Sale of common stock	—	32.4

Dividends paid on common stock	(109.4)	(106.7)

Increase in short-term debt	72.9	(189.8)

Other financing activities	1.8	(1.0)

	(19.4)	15.4

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(.2)	4.6

Beginning cash and equivalents	9.6	2.5

ENDING CASH AND EQUIVALENTS	$9.4	$7.1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest (net of amount capitalized)	$102.1	$86.2

Income taxes (net of refunds)	$63.1	$28.8

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Common Equity and Comprehensive Income (Unaudited)
For the periods ended June 30, 2000 and 1999
(Dollars in millions, except per share amounts)

				Accumulated
				Other
		Common	Retained	Comprehensive
	Total	Stock	Earnings	Income

Balance, December 31, 1998	$1,862.0	$1,221.1	$640.9	$—

Net income	144.2		144.2

Common stock issued	35.3	35.3

Cash dividends on common stock	(106.7)		(106.7)

Balance, June 30, 1999	1,934.8	1,256.4	678.4	—

Balance, December 31, 1999	2,008.7	1,267.3	741.8	(.4)

Net income	186.4		186.4

Foreign currency translation adjustment	(.1)			(.1)

Comprehensive income	186.3	—	186.4	(.1)

Common stock issued	6.9	6.9

Cash dividends on common stock	(109.4)		(109.4)

Balance, June 30, 2000	$2,092.5	$1,274.2	$818.8	$(.5)

The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA POWER CORPORATION
Statements of Income
(Dollars in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

	(Unaudited)		(Unaudited)
OPERATING REVENUES:

Residential	$347.1	$326.9	$666.3	$625.6

Commercial	165.3	153.3	301.2	284.7

Industrial	53.5	51.7	104.5	101.0

Sales for resale	54.1	43.8	114.0	92.6

Other	81.4	96.0	137.3	138.5

	701.4	671.7	1,323.3	1,242.4

OPERATING EXPENSES:

Operation:

Fuel	154.2	143.5	288.2	257.2

Purchased power	120.3	108.4	223.4	198.7

Energy conservation costs	15.9	19.4	30.0	36.5

Operation and maintenance	109.5	120.8	209.5	217.9

Depreciation and amortization	92.1	93.2	177.8	174.0

Taxes other than income taxes	52.8	51.1	105.9	103.0

	544.8	536.4	1,034.8	987.3

Income taxes:

Currently payable	59.2	54.8	97.4	95.5

Deferred, net	(11.3)	(14.7)	(11.0)	(20.7)

Investment tax credits, net	(2.0)	(1.9)	(3.9)	(3.9)

	45.9	38.2	82.5	70.9

	590.7	574.6	1,117.3	1,058.2

INCOME FROM OPERATIONS	110.7	97.1	206.0	184.2

OTHER INCOME AND DEDUCTIONS:

Allowance for equity funds used during construction	.5	.5	1.0	2.8

Other income (expense), net	.7	(1.3)	.5	.7

	1.2	(.8)	1.5	3.5

INTEREST CHARGES

Interest on long-term debt	26.1	26.7	52.0	53.6

Other interest expense	6.4	4.4	12.7	8.9

	32.5	31.1	64.7	62.5

Allowance for borrowed funds used during construction	(.5)	(.7)	(.9)	(3.5)

	32.0	30.4	63.8	59.0

NET INCOME	79.9	65.9	143.7	128.7

DIVIDENDS ON PREFERRED STOCK	.4	.4	.8	.8

NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK	$79.5	$65.5	$142.9	$127.9

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(Dollars in millions)

	June 30,	December 31,
	2000	1999

	(Unaudited)
ASSETS

PROPERTY, PLANT AND EQUIPMENT:

Electric utility plant in service and held for future use	$6,835.0	$6,784.8

Less — Accumulated depreciation	3,038.1	2,923.8

Accumulated decommissioning for nuclear plant	305.2	285.0

Accumulated dismantlement for fossil plants	133.5	132.5

	3,358.2	3,443.5

Construction work in progress	172.2	139.7

Nuclear fuel, net of amortization of $412.3 in 2000 and $401.0 in 1999	51.0	68.7

	3,581.4	3,651.9

Other property, net	9.5	10.0

	3,590.9	3,661.9

CURRENT ASSETS:

Cash and equivalents	4.8	—

Accounts receivable, less allowance for doubtful accounts of $4.5 in 2000 and $4.0 in 1999	247.5	210.8

Inventories, primarily at average cost:

Fuel	88.7	76.4

Materials and supplies	92.0	90.8

Underrecovered utility fuel costs	27.1	—

Deferred income taxes	28.0	41.4

Prepayments and other	108.5	101.3

	596.6	520.7

DEFERRED CHARGES AND OTHER ASSETS:

Costs deferred pursuant to regulation:

Deferred purchased power contract termination costs	286.1	297.8

Other	81.6	94.0

Investments in nuclear plant decommissioning fund	385.1	377.2

Other	56.8	50.9

	809.6	819.9

	$4,997.1	$5,002.5

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(Dollars in millions)

	June 30,	December 31,
	2000	1999

	(Unaudited)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:

Common stock	$1,004.4	$1,004.4

Retained earnings	921.0	880.6

	1,925.4	1,885.0

CUMULATIVE PREFERRED STOCK:

Without sinking funds	33.5	33.5

LONG-TERM DEBT	1,478.0	1,478.8

TOTAL CAPITAL	3,436.9	3,397.3

CURRENT LIABILITIES:

Accounts payable	155.2	152.9

Accounts payable to associated companies	22.1	23.1

Customers’ deposits	107.3	105.6

Income taxes payable	57.2	—

Accrued other taxes	50.2	5.8

Accrued interest	57.9	59.6

Overrecovered utility fuel costs	—	31.6

Other	39.5	79.3

	489.4	457.9

Notes payable	99.7	153.1

Current portion of long-term debt	76.9	76.8

	666.0	687.8

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes	486.3	509.9

Unamortized investment tax credits	65.6	69.5

Other postretirement benefit costs	122.3	119.4

Other	220.0	218.6

	894.2	917.4

	$4,997.1	$5,002.5

The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Cash Flows
(Dollars in millions)

	Six Months Ended
	June 30,

	2000	1999

	(Unaudited)
OPERATING ACTIVITIES:

Net income after dividends on preferred stock	$142.9	$127.9

Adjustments for noncash items:

Depreciation and amortization	194.3	186.7

Deferred income taxes and investment tax credits, net	(14.9)	(24.6)

Changes in working capital:

Accounts receivable	(36.7)	(18.4)

Inventories	(13.5)	(34.5)

Overrecovered/underrecovered utility fuel costs	(58.7)	(.5)

Accounts payable	1.3	(41.2)

Taxes payable	111.8	100.3

Prepayments and other	(57.2)	(12.9)

Other operating activities	10.6	4.2

	279.9	287.0

INVESTING ACTIVITIES:

Construction expenditures	(109.1)	(168.2)

Allowance for borrowed funds used during construction	(.9)	(3.5)

Other investing activities	(8.3)	(8.2)

	(118.3)	(179.9)

FINANCING ACTIVITIES:

Repayment of long-term debt	(.9)	(.8)

Dividends paid on common stock	(102.5)	(100.0)

Decrease in short-term debt	(53.4)	(.9)

	(156.8)	(101.7)

NET INCREASE IN CASH AND EQUIVALENTS	4.8	5.4

Beginning cash and equivalents	—	—

ENDING CASH AND EQUIVALENTS	$4.8	$5.4

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest (net of amount capitalized)	$64.1	$57.9

Income taxes (net of refunds)	$31.3	$42.9

The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS

1)	Florida Progress Corporation’s (“Florida Progress” or the “Company”) principal business segment is its Utility segment. Florida Power Corporation (“Florida Power”), the largest subsidiary of Florida Progress, engages in the generation, purchase, transmission, distribution and sale of electricity. Florida Progress’ other reportable business segments are Electric Fuels Corporation’s (“Electric Fuels”) Energy and Related Services, Rail Services and Inland Marine Transportation units. Financial data for business segments for the periods covered in this Form 10-Q are presented in the table below:

		Energy and	Rail	Inland Marine
(In millions)	Utility	Related Services	Services	Transportation	Other	Eliminations	Consolidated

Three months ended June 30, 2000:

Revenues	$701.4	$57.3	$284.4	$43.6	$5.7	$1.1	$1,093.5

Intersegment revenues	—	66.4	.3	5.2	(3.1)	(68.8)	—

Segment net income (loss)	79.5	33.0	1.9	3.5	(7.8)	(.2)	109.9

Six months ended June 30, 2000:

Revenues	$1,323.3	$106.0	$525.0	$81.5	$5.5	$2.3	$2,043.6

Intersegment revenues	—	131.0	.3	9.5	(5.0)	(135.8)	—

Segment net income (loss)	142.9	53.3	2.8	4.8	(17.0)	(.4)	186.4

Total assets	4,997.1	527.5	875.5	103.0	483.8	(340.5)	6,646.4

Three months ended June 30, 1999:

Revenues	$671.7	$44.8	$224.5	$33.5	$.6	$1.2	$976.3

Intersegment revenues	—	62.3	.6	4.1	(1.9)	(65.1)	—

Segment net income (loss)	65.5	8.3	5.7	2.2	(5.1)	—	76.6

Six months ended June 30, 1999:

Revenues	$1,242.4	$87.6	$398.5	$63.7	$2.1	$2.4	$1,796.7

Intersegment revenues	—	128.1	1.0	8.1	(6.5)	(130.7)	—

Segment net income (loss)	127.9	16.4	6.2	2.9	(9.2)	—	144.2

Total assets	4,972.9	326.5	754.2	96.5	523.9	(371.7)	6,302.3

2)	In November 1999, Florida Power received approval from the Florida Public Service Commission (“FPSC”) to defer nonfuel revenues towards the development of a plan that would allow customers to realize the benefits earlier than if they are used to accelerate the amortization of the Tiger Bay regulatory asset. The approval required that a plan be submitted to the FPSC by August 1, 2000. On July 31, 2000, Florida Power filed a motion with the FPSC requesting a two-month extension. If a plan is not filed by October 2, 2000, Florida Power would be required to apply the deferred revenues of $44.4 million, plus accrued interest, to accelerate the amortization of the Tiger Bay regulatory asset.

3)	FLORIDA PROGRESS OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE QUARTERLY INCOME PREFERRED SECURITIES (QUIPS) OF A SUBSIDIARY TRUST HOLDING SOLELY FLORIDA PROGRESS GUARANTEED SUBORDINATED DEFERRABLE INTEREST NOTES

In April 1999, FPC Capital I (“the Trust”), an indirect wholly owned subsidiary of Florida Progress, issued 12 million shares of $25 par cumulative Company-obligated mandatorily redeemable preferred securities (“Preferred Securities”) due 2039, with an aggregate liquidation value of $300 million and a quarterly distribution rate of 7.10%. Currently, all 12 million shares of the Preferred Securities that were issued are outstanding. Concurrent with the issuance of the Preferred Securities, the Trust issued to Florida Progress Funding Corporation (“Funding Corp.”) all of the common securities of the Trust (371,135 shares), for $9.3 million. Funding Corp. is a direct wholly owned subsidiary of the Company.

The existence of the Trust is for the sole purpose of issuing the Preferred Securities and the common securities and using the proceeds thereof to purchase from Funding Corp. its 7.10% Junior Subordinated Deferrable Interest Notes (“subordinated notes”) due 2039, for a principal amount of $309.3 million. The subordinated notes and the Notes Guarantee (as discussed below) are the sole assets of the Trust. Funding Corp.’s proceeds from the sale of the subordinated notes were advanced to Progress Capital Holdings, Inc. (“PCH”), a subsidiary of Florida Progress that provides financing for Florida Progress’ diversified operations, and used for general corporate purposes including the repayment of a portion of certain outstanding short-term bank loans and commercial paper.

The Company has fully and unconditionally guaranteed the obligations of Funding Corp. under the subordinated notes (the “Notes Guarantee”). In addition, the Company has guaranteed the payment of all distributions required to be made by the Trust, but only to the extent that the Trust has funds available for such distributions (“Preferred Securities Guarantee”). The Preferred Securities Guarantee, considered together with the Notes Guarantee, constitutes a full and unconditional guarantee by the Company of the Trust’s obligations under the Preferred Securities.

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

4)	CONTINGENCIES

Insurance— Florida Progress and its subsidiaries utilize various risk management techniques to protect certain assets from risk of loss, including the purchase of insurance. Risk avoidance, risk transfer and self-insurance techniques are utilized depending on the Company’s ability to assume risk, the relative cost and availability of methods for transferring risk to third parties, and the requirements of applicable regulatory bodies.

Florida Power self-insures its transmission and distribution lines against loss due to storm damage and other natural disasters. Pursuant to a regulatory order, Florida Power is accruing $6 million annually to a storm damage reserve and may defer any losses in excess of the reserve. The reserve balances at June 30, 2000 and 1999 were $28.6 million and $27.1 million, respectively.

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

Florida Power also maintains nuclear property damage insurance and decontamination and decommissioning liability insurance. Effective October 1, 1999, the total limit purchased for this type of insurance was reduced from $2.1 billion to $1.6 billion. The reduction was based on a review of the potential property damage exposure, the legal minimum required to be carried, and the amount of insurance being purchased by other owners of single unit nuclear sites. The first $500 million layer of insurance is purchased in the commercial insurance market with the remaining excess coverage purchased from Nuclear Electric Insurance Ltd. (“NEIL”). Florida Power is self-insured for any losses that are in excess of this coverage. Under the terms of the NEIL policy, Florida Power could be assessed up to a maximum of $5.3 million in any policy year if losses in excess of NEIL’s available surplus are incurred.

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

One of the sites that Florida Power previously owned and operated is located in Sanford, Florida. There are five parties, including Florida Power, that have been identified as PRPs at the Sanford site. A Participation Agreement was signed, and subsequently amended, among the PRPs of the Sanford site to allocate $1.9 million to perform a Remedial Investigation, Baseline Risk Assessment and Feasibility Study (“RI/FS”) for phases one and two of the cleanup. Florida Power is liable for approximately 40% of the costs for the RI/FS as agreed to in the Participation Agreement. In July 1999, the initial draft of the RI/FS was submitted to the EPA. In March 2000, the EPA selected a “preferred” remedy for the cleanup of the contaminated soils at the site, which was documented in a Record of Decision on July 5, 2000.

Additionally, the PRP group negotiated a second participation agreement that defined and allocated Remedial Design and Remedial Action costs among the participants for Phase I of the cleanup. Cleanup will be addressed in three phases for project management purposes. Florida Power’s future cost share allocation is approximately 43%. The discussions and resolution of liability for cleanup costs could cause Florida Power to increase the estimate of its liability for those costs. The range of any additional costs are not expected to have a material effect on Florida Progress’ or Florida Power’s financial position, results of operations or liquidity.

In December 1998, the EPA conducted an Expanded Site Inspection at a former Florida Power plant site near Inglis, Florida. Soil and groundwater samples were obtained from the Florida Power property, as well as sediment samples from the adjacent Withlacoochee River. A final copy of the report, along with a Request for Information under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA” or “Superfund”) was received in December 1999. Upon review of Florida Power’s reply and further testing at the site, the EPA’s conclusions may change the current hazard ranking and ultimately result in the Inglis site being placed on the National Priorities List (“NPL”). If this property is placed on the NPL, then the EPA could conduct remediation actions at the site and seek repayment of those costs as well as investigative costs from any PRPs. Past costs currently exceed $3.5 million with Florida Power identified as the only major viable business associated with this site. In June 2000, Florida Power received confirmation that the EPA intends to issue a Consent Order, which would require Florida Power to enter into an agreement to conduct an RI/FS on the property. The EPA has indicated that it intends to conduct additional sediment sampling in the Withlacoochee River in September 2000. Such sampling could expand the scope, and thus the cost, of any required cleanup.

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

Age Discrimination Suit— Florida Power and Florida Progress have been named defendants in an age discrimination lawsuit. The number of plaintiffs remains at 116, but four of those plaintiffs have had their federal claims dismissed and 74 others have had their state age claims dismissed. While no dollar amount was requested, each plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys’ fees. In October 1996, the Federal Court approved an agreement between the parties to provisionally certify this case as a class action suit under the Age Discrimination in Employment Act. Florida Power filed a motion to decertify the class and in August 1999, the Court granted Florida Power’s motion. In October 1999, the judge certified the question of whether the case should be tried as a class action to the Eleventh Circuit Court of Appeals for immediate appellate review. In December 1999, the Court of Appeals agreed to review the judge’s order decertifying the class and scheduled oral arguments for October 2000. In anticipation of a potential ruling decertifying the case as a class action, plaintiffs filed a virtually identical lawsuit which identified all opt-in plaintiffs as named plaintiffs. This case had been held in abeyance until reactivated in July 2000 upon motion of the plaintiffs.

In December 1998, during mediation in this age discrimination suit, plaintiffs alleged damages of $100 million. Company management, while not believing plaintiffs’ claim to have merit, offered $5 million in an attempt to settle all claims. Plaintiffs rejected that offer. Florida Power and the plaintiffs engaged in informal settlement discussions, which terminated on December 22, 1998. As a result of the plaintiffs’ claims, management has identified a probable range of $5 million to $100 million with no amount within that range a better estimate of probable loss than any other amount; accordingly, Florida Power has accrued $5 million. In December 1999, Florida Power also recorded an accrual of $4.8 million for legal fees associated with defending its position in these proceedings. There can be no assurance that this litigation will be settled, or if settled, that the settlement will not exceed $5 million. Additionally, the ultimate outcome, if litigated, cannot presently be determined.

Advanced Separation Technologies (“AST”) — In 1996, Florida Progress sold its 80% interest in AST to Calgon Carbon Corporation (“Calgon”) for net proceeds of $56 million in cash. In January 1998, Calgon filed a lawsuit against Florida Progress and the other selling shareholder and amended it in April 1998, alleging misstatement of AST’s 1996 revenues, assets and liabilities, seeking damages and granting Calgon the right to rescind the sale. The lawsuit also accused the sellers of failing to disclose flaws in AST’s manufacturing process and a lack of quality control. Florida Progress believes that the aggregate total of all legitimate warranty claims by customers of AST for which it is probable that Florida Progress will be responsible for under the Stock Purchase Agreement with Calgon is approximately $3.2 million, and accordingly, accrued $3.2 million in the third quarter of 1999 as an estimate of probable loss.

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

The owners of four qualifying facilities filed suits against Florida Power in state court over the contract payment terms, and one owner also filed suit in federal court. Three of the state court suits have been settled, and the federal case was dismissed. The most recent case to settle involved Dade County/Dade Cogen. In May 1999, the parties reached an agreement in principle to settle their dispute in its entirety, including all of the ongoing litigation. The settlement agreement was approved by the Dade County Commission in December 1999 and by the FPSC in June 2000.

In the remaining state court suit, the trial regarding NCP Lake Power (“Lake”) concluded in December 1998. In April 1999, the judge entered an order granting Lake’s breach of contract claim and ruled that Lake is entitled to receive “firm” energy payments during on-peak hours, but for all other hours, Lake is entitled to the “as-available” rate. The Court also ruled that for purposes of calculating damages, the breach of contract occurred at the inception of the contract. In August 1999, a Final Judgment was entered for Lake for approximately $4.5 million and Lake filed a Notice of Appeal. In September 1999, Florida Power filed a notice of cross appeal. Also in this case, in April 1998, Florida Power filed a petition with the FPSC for a Declaratory Statement that the contract between the parties limits energy payments thereunder to the avoided costs based upon an analysis of a hypothetical unit having the characteristics specified in the contract. In October 1998, the FPSC denied the petition, but Florida Power appealed to the Florida Supreme Court.

Management does not expect that the results of these legal actions will have a material impact on Florida Power’s financial position, results of operations or liquidity. Florida Power anticipates that all fuel and capacity expenses, including any settlement amounts incurred as a result of the matters discussed above, will be recovered from its customers.

Mid-Continent Life Insurance Company(“Mid-Continent”) — As discussed below, a series of events in 1997 significantly jeopardized the ability of Mid-Continent to implement a plan to eliminate a projected reserve deficiency, resulting in the impairment of Florida Progress’ investment in Mid-Continent. Therefore, Florida Progress recorded a provision for loss on investment of $86.9 million in 1997. Florida Progress also recorded an accrual at December 31, 1997, for legal fees associated with defending its position in current Mid-Continent legal proceedings.

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

A new Commissioner was elected in November 1998 and has stated his intention to work with Florida Progress and others to develop a plan to rehabilitate Mid-Continent rather than pursue litigation against Florida Progress. Based on data through December 31, 1998, Florida Progress’ actuarial estimate of the additional assets necessary to fund the reserve, after applying Mid-Continent’s statutory surplus is in the range of $100 million. The amount put forth by the actuary hired by the former Commissioner was in the range of $350 million. Florida Progress believes that any estimate of the projected reserve deficiency would affect only the assets of Mid-Continent, because Florida Progress has legal defenses to any claims asserted against it. Florida Progress is working with the new Commissioner to develop a viable plan to rehabilitate Mid-Continent, which would include the sale of that company or assumption of its policies.

Proposals for a plan of rehabilitation were received and opened in June 1999. In October 1999, the new Commissioner signed a Letter of Intent, subject to approval by the Oklahoma District Court, with Iowa-based Life Investors Insurance Company of America, a wholly owned subsidiary of AEGON
USA, Inc., concerning the assumption of all policies of Mid-Continent. In a letter of intent in connection with the proposed plan of rehabilitation, Florida Progress agreed to assign all of Mid-Continent’s stock to the receiver, and contribute $10 million to help offset future premium rate increases or coverage reductions, provided that, among other things, Florida Progress receives a full release from liability, and the receiver’s action against Florida Progress is dismissed, with prejudice. The $10 million was proposed to be held in escrow by the Commissioner for a period of 10 years and invested for the benefit of the policyholders. Any proposed premium increases would have been offset by this fund until it was exhausted. The Mid-Continent plan was originally scheduled to be considered by the Oklahoma County District Court in December 1999, but the Court postponed its consideration. The Court ordered the filing of new proposals by May 22, 2000. The Commissioner has recommended the proposal submitted by American Fidelity Assurance Company. A confirmation hearing on the Commissioner’s recommendation is expected in September 2000.

Florida Progress now believes that as part of any plan of rehabilitation, the Company will be required to contribute the aforementioned $10 million regardless of which party ultimately assumes the policies of Mid-Continent. Accordingly, Florida Progress accrued an additional provision for loss of $10 million in December 1999. The loss was more than offset by the recognition of tax benefits of approximately $11 million, related to the excess of the tax basis over the current book value of the investment in Mid-Continent, and thus, did not have a material impact on Florida Progress’ consolidated financial position, results of operations, or liquidity. This benefit had not been recorded earlier due to uncertainties associated with the timing of the tax deduction.

In January 1999, five Mid-Continent policyholders filed a purported class action against Mid-Continent and the same defendants named in the case filed by the former Commissioner. The complaint contains substantially the same factual allegations as those made by the former Commissioner. The suit asserts “Extra Life” policyholders have been injured as a result of representations made in connection with the sale of that policy. The suit seeks actual and punitive damages. As allowed by the Court, plaintiffs filed a second amended petition after prior filings were dismissed as a result of defendants’ motions. Defendants’ motions to dismiss the latest petition were denied.

On April 17, 2000, Florida Progress filed an answer to the second amended petition. That answer denied all material allegations of the petition. On April 27, 2000, Florida Progress filed an amended answer and third party petition, which asserted claims for indemnity and contribution against John P. Crawford in his capacity as a prior actuary to Mid-Continent and Lewis & Ellis, Inc., the actuarial firm that designed the Mid-Continent “Extra Life” policy. On May 2, 2000, Florida Progress and other defendants filed an application for writ of prohibition in the Oklahoma Supreme Court, requesting that the Oklahoma Supreme Court resolve the issue of whether the policyholder plaintiffs have standing to pursue their lawsuit which was subsequently denied. The Commissioner has filed a motion in the rehabilitation court proceeding to enjoin the policyholder action.

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

Share Exchange Litigation — In August 1999, Florida Progress announced that it entered into an
Agreement and Plan of Exchange with Carolina Power & Light Company (“CP&L”), and CP&L Energy,
Inc., a wholly owned subsidiary of CP&L. A lawsuit was filed in September 1999, against Florida Progress and its directors seeking class action status, an unspecified amount of damages and injunctive relief, including a declaration that the agreement and plan of exchange was entered into in breach of the fiduciary duties of the Florida Progress board of directors, and enjoining Florida Progress from proceeding with the share exchange. The complaint also seeks an award of costs and attorney’s fees. Florida Progress believes this suit is without merit and intends to vigorously defend itself against this action. Management does not expect that the result of this legal action will have a material adverse impact on Florida Progress’ financial position, results of operations or liquidity. Accordingly, no provision for loss has been recorded pertaining to this matter.

Easement Litigation— In December 1998, Florida Power was served with a class action lawsuit seeking damages, declaratory and injunctive relief for the alleged improper use of electric transmission easements. The plaintiffs contend that the licensing of fiber optic telecommunications lines to third parties or telecommunications companies for other than Florida Power’s internal use along the electric transmission line right-of-way exceeds the authority granted in the easements. In June 1999, plaintiffs amended their complaint to add Progress Telecommunications Corporation, an indirect wholly owned subsidiary of Florida Progress, as a defendant and to add counts for unjust enrichment and constructive trust. In January 2000, the court conditionally certified the class statewide. In a mediation held in March 2000, the parties reached a tentative settlement of this claim, which is subject to the resolution of procedural issues relating to class matters as well as court approval. Management does not expect that the results of these legal actions will have a material impact on Florida Progress’ financial position, results of operations or liquidity. Accordingly, no provision for loss has been recorded pertaining to this matter.

Other Legal Matters — Florida Progress and Florida Power are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect upon either company’s consolidated financial position, results of operations or liquidity.

5)	In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Florida Progress and Florida Power for the interim periods presented. Quarterly results are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the combined Annual Report on Form 10-K of Florida Progress and Florida Power for the year ended December 31, 1999 (the “1999 Form 10-K”).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Florida Progress’ consolidated earnings for the three-month period ended June 30, 2000 were $1.11 per share compared to earnings of $.78 per share for the same period in 1999. Most of the increase is attributable to increased synthetic fuel sales from its diversified operations combined with the effect of a return to more normal weather conditions for Florida Power Corporation, the Company’s largest subsidiary.

For the six-month period ended June 30, 2000, Florida Progress’ consolidated earnings were $1.89 per share, a 28 percent increase over the $1.48 earnings per share reported for the same period in 1999.

A reconciliation of Florida Progress’ 2000 second quarter earnings per share is as follows:

1999 Florida Progress Second Quarter EPS

Florida Power		$.78

Sales of electricity & other revenues	.09

Operations & maintenance	.07

Depreciation & amortization	(.02)

		.14

Electric Fuels		.21

Corporate & other		(.02)

2000 Florida Progress Second Quarter EPS		$1.11

FLORIDA POWER CORPORATION

Florida Power, reported $.81 per share, for the second quarter of 2000 compared with $.67 per share for the same period last year. Florida Power’s earnings for the six-month period ended June 30, 2000 were $1.45 per share compared to earnings of $1.31 per share for the same period last year. The improved earnings for both the three and six month periods were due primarily to higher kilowatt-hour sales and lower operation and maintenance expenses.

Florida Power’s total kilowatt-hour sales increased 4.7 and 6.6 percent, respectively, during the three and six month period of 2000, compared with 1999. The improvement was primarily due to strong customer growth and a return to more normal temperatures.

Retail sales were up 5.6 percent for the quarter as Florida Power provided electric service to approximately 30,000 new customers during the second quarter of 2000 compared with last year. Weather during the second quarter returned to normal compared to the second quarter of 1999 when cooling degree days were 51 percent lower.

Operation and maintenance expense was down $11.3 million and $8.4 million during the quarter and year-to-date periods. Most of the decrease is due primarily to the timing of planned maintenance and reliability projects, most of which are expected to occur later this year.

DIVERSIFIED OPERATIONS

Revenues for diversified operations increased $87.5 million and $166.0 million, respectively, for the three and six months ended June 30, 2000 compared to the same period in the prior year. Cost of sales for Florida Progress’ diversified operations were $107.7 million and $186.8 million higher for the three and six months ended June 30, 2000 compared to the same period last year. The increases were due primarily to acquisitions in Electric Fuels’ Rail Services group and increased synfuel operations.

The sale of synthetic fuel results in a loss before the benefit of alternative fuel tax credits. Because of the increase in sales of synthetic fuel for the three and six month periods ended June 30, 2000 as compared to the same periods in the prior year, overall diversified operations gross profit declined in both periods of the current year.

ELECTRIC FUELS CORPORATION

Electric Fuels earned $.36 per share, in the second quarter, compared with $.15 per share, last year. Most of the improvement in earnings came from the Energy & Related Services group, which includes the Company’s synthetic fuel operations.

Earnings at the Energy & Related Services group were up $24.7 million and $36.9 million for the three and six months ended June 30, 2000 over the same periods in 1999, of which $11.1 million and $18.7 million was due to the timing of the recognition of alternative fuel tax credits. The remaining amount of the increase for both periods was due primarily to higher synthetic fuel sales compared with last year. Electric Fuels has interests in nine synthetic fuel plants, four of which were relocated and began operations during the first six months of 2000.

Income tax expense for the six month period ended June 30,2000 reflects the Company’s estimate of its consolidated annual effective tax rate. The rate differs from the U.S. Federal statutory rate of 35% primarily because of the estimated amount of alternative fuel tax credits expected to be generated during 2000.

During the three months ended June 30, 2000, the Company increased its estimate of alternative fuel tax credits expected to be generated in 2000. Income tax expense projected for the remainder of 2000 can change due to the amount of alternative fuel tax credits, projected or actually generated, from synfuel operations and from changes in pretax income.

Electric Fuels’ share of second-quarter sales of the coal-based synthetic fuel was approximately 1.4 million tons, compared with .3 million tons during the same period last year. Electric Fuels’ share of total synthetic fuel sales for 2000 from the plants it operates is expected to be approximately 5 million tons compared with 1.6 million tons sold in 1999.

In April 2000, an affiliate of CP&L Energy purchased a 90% interest in an affiliate of Electric Fuels that owns a synthetic fuels plant located at the company owned mine site in Virginia. In May 2000, an affiliate of CP&L Energy purchased a 90% ownership interest in another synthetic fuels plant located in West Virginia. The purchase agreements contain a provision that requires the CP&L Energy affiliate to sell, and an Electric Fuels affiliate to repurchase, the 90% interest should the share exchange between Florida Progress, CP&L Energy and CP&L not occur. The defined repurchase price approximates the original consideration given for the interest, adjusted by an amount to compensate Electric Fuels for a portion of the economic benefit realized by CP&L Energy during the period it owned the interest in the plants. Electric Fuels has accounted for the transactions as a sale for tax purposes and, because of the repurchase obligation, as a financing for financial reporting.

Earnings from the Inland Marine Transportation group were up $1.3 million and $1.9 million for the three and six-month periods ended June 30, 2000 compared to the same periods in 1999. A larger barge fleet and more favorable weather conditions more than offset the effect of higher diesel fuel prices compared to last year.

Results in the Rail Services group decreased $3.8 million and $3.4 million for the three and six-month periods when compared to 1999. The decrease for the second quarter is the result of weak demand from the major railroad carriers for mechanical and track work. Although demand among the Class 1 carriers is not expected to improve substantially during the second half of 2000, the long-term outlook for these services remains positive.

Electric Fuels’ second-quarter results also reflect higher interest expense when compared with last year due largely to higher debt balances resulting from the expansion of its operations. In addition, employee-related general administrative expenses have increased when compared with the second quarter of last year.

CORPORATE & OTHER

Corporate and other expenses were higher during the three and six months ended June 30, 2000 compared with 1999 due primarily to costs associated with the business combination with Carolina Power & Light.

LIQUIDITY AND CAPITAL RESOURCES

Florida Progress’ capital expenditures are expected to be funded primarily from internally generated funds and debt. During the first six months of 2000, $109.1 million was spent on the Florida Power construction program and $45.1 million was spent in diversified operations.

The share exchange agreement with CP&L limits Florida Progress’ total capital expenditures, absent CP&L approval. (See prior discussion of this matter in the 1999 Form 10-K, Item 7 “MD&A — Future Cash Requirements.”)

Florida Power’s ratio of earnings to fixed charges was 4.53 for the twelve months ended June 30, 2000. (See Exhibit 12 filed herewith).

In April 1999, FPC Capital I, an affiliated business trust, completed the sale of $300 million of Cumulative Quarterly Income Preferred Securities, which were initially offered to the public at $25 per share. The securities are, in effect, fully and unconditionally guaranteed by Florida Progress. Quarterly distributions are payable at an annual rate of 7.10%. Florida Progress used the net proceeds to repay a portion of certain outstanding short-term bank loans and commercial paper and for other general corporate purposes. (See Note 3 to the Financial Statements.)

In March 2000, Florida Power established an uncommitted bank bid facility allowing it to borrow and re-borrow and have loans outstanding at any time, up to $100 million. The facility was established to temporarily supplement commercial paper borrowings, as needed. The bank bid facility was not drawn on as of June 30, 2000.

In April 2000, Progress Capital Holdings Inc. (“PCH”) updated its private medium-term note (“MTN”) program and now has $400 million of MTNs available for issuance.

PCH has uncommitted bank bid facilities authorizing it to borrow and re-borrow, and have outstanding at any time, up to $300 million. As of June 30, 2000, $60 million was outstanding under these bid facilities. The loans were used to temporarily supplement commercial paper borrowings, as needed.

In July 2000, PCH established a new $200 million, 364-day revolving bank credit facility. The facility is used to support the issuance of commercial paper. PCH has two additional revolving bank credit facilities: a 364-day, $100 million facility and a $300 million long-term facility that expires in 2003. In connection with the closing of the new $200 million credit facility, PCH increased its commercial paper program from $400 million to $600 million.

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

OTHER — COMBINATION WITH CP&L ENERGY

Florida Progress has mailed a Proxy Statement dated July 5, 2000, to its shareholders of record on June 29, 2000, regarding the Annual Meeting of Shareholders to be held on August 17, 2000. At the meeting, shareholders will vote on a proposal to approve the amended and restated agreement and plan of exchange among Florida Progress and Carolina Power & Light Company and CP&L Energy, Inc., pursuant to which Florida Progress will become a wholly owned subsidiary of CP&L Energy. A copy of the Proxy Statement, which shareholders should read because it contains important information, is available, without charge, at the Securities and Exchange Commission’s web site at , or by contacting Florida Progress’ Investor Services at P.O. Box 14042, St. Petersburg, FL 33733. Telephone: (800) 937 — 2640

On July 7, 2000, the FPSC opened a docket to review Florida Power’s earnings including the effects of the combination with CP&L Energy. The FPSC does not have the authority to approve or disapprove the combination, and the review is not expected to delay the closing of the combination, which is expected to occur in the fall of 2000. Florida Power continues to be subject to the June 1997 settlement agreement associated with the extended nuclear outage at Crystal River Unit No. 3 that precludes any party to the agreement from seeking or supporting any change to Florida Power’s return on equity range until July 2001.

On July 12, 2000, CP&L’s combination with Florida Progress received approval by the Federal Energy
Regulatory Commission (“FERC”) and the Federal Trade Commission (“FTC”)/Department of Justice (See Part II,
Item 1, paragraph 5). The FERC order approved the acquisition with the requirement that the companies must make a filing on or before October 15, 2000 (as required under FERC Order 2000), to transfer operational control of their transmission facilities to a regional transmission organization (RTO) on or before December 15,

2001. Both CP&L Energy and Florida Progress are on track to comply with the clarification in the FERC’s order. In its review, the Department of Justice and the FTC found no adverse effects on competition as a result of the combination.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements, including the expected synfuel fuel sales level and related alternative fuel tax credits; the expected liability for cleaning up certain environmental sites; the savings associated with the restructuring of certain cogeneration contracts; the impact of the FPSC docket, FERC Order and other regulatory proceedings on the expected closing date of the combination with CP&L Energy; the impact of various legal proceedings on Florida Progress’ financial condition; and the effect of interest rate fluctuations on pretax earnings over the next fiscal year.

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

Key factors that have a direct impact on the ability to attain these estimates include continued annual growth in customers; successful cost containment efforts; actions of various other regulatory authorities and the efficient operation of Florida Power’s existing and future generating units. Other key factors include the continued successful operation of synthetic fuel plants, market acceptance of synthetic fuel, competition from competing products, impact of environmental regulations on potential buyers, and economic and weather conditions affecting the demand for, and supply of, not only electricity but also Electric Fuels’ barge, rail and other services.

Also, in developing its forward-looking statements, Florida Progress and Florida Power have made certain assumptions relating to productivity improvements and the favorable outcome of various commercial, legal and regulatory proceedings and the lack of disruption to its markets.

If Florida Progress’ and Florida Power’s estimates regarding the economy, the electric utility business and other factors differ materially from what actually occurs, or if various legal or regulatory proceedings have unfavorable outcomes, then actual results could vary significantly from the performance projected in the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Florida Progress is exposed to changes in interest rates primarily as a result of its borrowing activities.

A hypothetical 66 basis point increase in interest rates (10% of Florida Progress’ weighted average interest rate at June 30, 2000) affecting Florida Progress’ variable rate debt ($726.8 million at June 30, 2000) would have an immaterial effect on Florida Progress’ pre-tax earnings over the next fiscal year. A hypothetical 10% decrease in interest rates would also have an immaterial effect on the estimated fair value of Florida Progress’ long-term debt at June 30, 2000.

COMMODITY PRICE RISK

Currently at Florida Power, commodity price risk due to changes in market conditions for fuel and purchased power are recovered through the fuel adjustment clause, with no effect on earnings.

Electric Fuels is exposed to commodity price risk through coal and synfuel sales, the scrap steel market and fuel for its marine transportation business. A 10-percent change in the market price of those commodities would have an immaterial effect on the earnings of Florida Progress.

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

See prior discussion of this matter in the 1999 Form 10-K, Item 3, paragraph 1. In June 2000, the Florida Public Service Commission approved the settlement agreement between the parties. This concludes this matter for reporting purposes, except to the extent that the Petition for Declaratory Statement before the Florida Supreme Court, which may now be moot as it relates to the Dade case, continues to have relevance to the NCP Lake case, which is discussed in the 1999 Form 10-K, Item 3, paragraph 2. (See Note 4 to the Financial Statements – Contingencies – Qualifying Facilities Contracts.)

2.	State of Oklahoma, ex rel. John P. Crawford, Insurance Commissioner v. Mid-Continent Life Insurance Company, District Court of Oklahoma County, State of Oklahoma, Case No. CJ-97-2518-62

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

Michael Farrimond, Pamela S. Farrimond, Angela Fry, Jowhna Hill, and Barbara Hodges, for themselves and all others similarly situated v. Florida Progress Corporation, a Florida corporation, Jack Barron Critchfield, George Ruppel, Thomas Steven Krzesinski, Richard Korpan, Richard Donald Keller, James Lacy Harlan, Gerald William McRae, Thomas Richard Dlouhy, Andrew Joseph Beal and Robert Terry Stuart, Jr., District Court of Oklahoma County, State of Oklahoma, Case No. CJ-99-130-65

See prior discussion of this matter in the 1999 Form 10-K, Item 3, paragraph 5, and the March 31,
2000 Form 10-Q, Part II, Item 1, paragraph 5. In the rehabilitation proceeding, Commissioner Fisher has recommended the proposal submitted by American Fidelity Assurance Company. A confirmation hearing on the Commissioner’s recommendation is expected in September. In the Farrimond case, the

Oklahoma Supreme Court denied the writ of prohibition that was filed by Florida Progress and other defendants requesting that the court resolve the issue of whether the policyholder plaintiffs have standing to pursue their lawsuit. The Commissioner has filed a motion in the rehabilitation court proceeding to enjoin the Farrimond action. (See Note 4 to the Financial Statements – Contingencies – Mid-Continent Life Insurance Company.)

3.	Sanford Gasification Plant Site, Sanford, Florida (“Sanford Site”).

See prior discussion of this matter in the 1999 Form 10-K, Item 3, paragraph 11, and March 31, 2000 Form 10-Q, Part II, Item 1, paragraph 3. The revised target date for the EPA to issue the Record of Decision is September 30, 2000. (See Note 4 to the Financial Statements – Contingencies – Contaminated Site Cleanup.)

4.	Inglis Plant Site.

See prior discussion of this matter in the 1999 Form 10-K, Item 3, paragraph 12. The EPA has produced a draft of Special Notice Procedures and a Consent Order which appear to confirm that the EPA intends to require Florida Power to conduct a Remedial Investigation and Feasibility Study (RI/FS) on the property. Depending on the EPA’s course of action, the RI/FS could take up to two years to complete. Future clean-up costs cannot be estimated at this time. (See Note 4 to the Financial Statements – Contingencies – Contaminated Site Cleanup.)

5.	In the Matter of CP&L Holdings, Inc. On Behalf of its Public Utility Subsidiaries and Florida Progress Corporation On Behalf of Its Public Utility Subsidiaries, Federal Energy Regulatory Commission Docket Nos. EC00-55-000 and ER00-1520-000.

Tampa Electric Company (“TECO”) has filed a request with FERC asking that it clarify, or in the alternative, grant rehearing of its July 12 Order that approved the combination between the Company and CP&L Energy. The request seeks two new ordering paragraphs. The first paragraph would require the companies to make a filing by October 15, 2000 for an RTO that is in compliance with FERC Order 2000, and that the combination cannot be consummated until the Commission issues an order that the filing is in compliance with Order 2000. The second paragraph would prohibit Florida Power from augmenting its uncommitted generating capacity for five years, other than to serve native load customers or existing firm wholesale transactions. The Company believes that there is no merit to either request, and that issues relating to RTO compliance with FERC Order 2000 belong in the FERC docket that will be opened when the Florida RTO files for FERC approval.

Under the Federal Power Act, requests for rehearing are deemed to have been denied if they are not acted upon within 30 days. FERC may issue an order within the 30 day time period granting or denying the request in whole or in part, or issue a “tolling order” granting the rehearing solely for the purposes of reconsideration. Rehearing requests are sometimes “tolled” to allow FERC additional time in which to rule. If a rehearing request is tolled, FERC rules do not require it to rule on the merits of the request within any time period. The Federal Power Act provides, however, that requests for rehearing do not operate as a stay of a FERC order unless otherwise ordered by FERC. TECO has not sought a stay of FERC’s July 12 order. In the absence of a stay or modification of the July 12 order, the request filed by TECO does not affect the authorization previously granted by FERC. (See Part I, Item 2, Management’s Discussion & Analysis — Other — Combination with CP&L Energy.)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

		Florida	Florida
Number	Exhibit	Progress	Power

3.	Bylaws of Florida Progress, as amended July 10, 2000.	X

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges for Florida Power		X

27.(a)	Florida Progress Financial Data Schedule	X

27.(b)	Florida Power Financial Data Schedule (for SEC use only)		X

X =	Exhibit is filed for that respective company

(b) Reports on form 8-K:

During the second quarter of 2000, Florida Progress and Florida Power filed the following combined reports on Form 8-K:

Form 8-K dated April 27, 2000, reporting under Item 5 “Other Events” Florida Progress’ and Florida Power’s first quarter 2000 earnings.

In addition, Florida Progress and Florida Power filed the following combined reports on Form 8-K subsequent to the second quarter 2000:

Form 8-K dated (date of earliest event reported) July 7, 2000, as filed with the SEC on July 7, 2000, reporting under Item 5 “Other Events” Florida Progress’ expected second quarter results.

Form 8-K dated (date of earliest event reported) July 11, 2000, as filed with the SEC on July 11, 2000, reporting under Item 5 “Other Events” the opening of a new Florida Public Service Commission Docket to review Florida Power’s earnings, including the effects of the business combination between Florida Progress and CP&L Energy.

Form 8-K dated (date of earliest event reported) July 12, 2000, as filed with the SEC on July 14, 2000, reporting under Item 5 “Other Events” the receipt of the approval of the Federal Energy Regulatory Commission, and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, in connection with the pending business combination transaction between Florida Progress and CP&L Energy.

Form 8-K dated August 1, 2000, reporting under Item 5 “Other Events” Florida Progress’ and Florida Power’s second quarter 2000 earnings.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA PROGRESS CORPORATION

Date:	August 11, 2000	By: /s/ John Scardino, Jr. ______________________________ John Scardino, Jr. Vice President and Controller

Date:	August 11, 2000	By: /s/ Edward W. Moneypenny ______________________________ Edward W. Moneypenny Senior Vice President and Chief Financial Officer

Exhibit Index

		Florida	Florida
Number	Exhibit	Progress	Power

3.	Bylaws of Florida Progress Corporation as amended July 10, 2000	X

12	Statement Regarding computation of Ratio of Earnings to Fixed Charges for Florida Power.		X

27.(a)	Florida Progress Financial Data Schedule	X

27.(b)	Florida Power Financial Data Schedule		X

X =	Exhibit is filed for that respective company.