Form 10-Q
period 2000-09-30
FLORIDA PROGRESS CORP; FLORIDA POWER CORP /
filed 2000-11-01
CIK 357261, 37637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

	Exact name of Registrant as specified in its	I.R.S. Employer
Commission File	charter, state of incorporation, address of	Identification
No.	principal executive offices, telephone	Number

1-8349	FLORIDA PROGRESS CORPORATION A Florida Corporation One Progress Plaza St. Petersburg, Florida 33701 Telephone (727) 824-6400	59-2147112

1-3274	FLORIDA POWER CORPORATION A Florida Corporation One Progress Plaza St. Petersburg, Florida 33701 Telephone (727) 820-5151	59-0247770

      Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the registrants’ classes of common stock, as of the latest practicable date.

		Shares Outstanding
Registrant	Description of Class	at September 30, 2000

Florida Progress Corporation	Common Stock, without par value	98,616,919

Florida Power Corporation	Common Stock, without par value	100(all of which were held by Florida Progress Corporation)

This combined Form 10-Q represents separate filings by Florida Progress Corporation and Florida Power Corporation. Florida Power makes no representations as to the information relating to Florida Progress’ diversified operations.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Income
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999

	(Unaudited)		(Unaudited)
REVENUES:

Electric utility	$914.5	$794.9	$2,237.8	$2,037.3

Diversified	399.4	312.4	1,119.7	866.7

	1,313.9	1,107.3	3,357.5	2,904.0

EXPENSES:

Electric utility:

Fuel	213.2	191.5	501.4	448.7

Purchased power	166.3	106.7	389.7	305.4

Energy conservation costs	20.0	25.4	50.0	61.9

Operation and maintenance	98.7	108.0	308.2	325.9

Depreciation and amortization	135.5	86.8	313.3	260.8

Taxes other than income taxes	59.4	56.9	165.3	159.9

	693.1	575.3	1,727.9	1,562.6

Diversified:

Cost of sales	389.1	273.6	1,070.7	768.4

Loss related to life insurance subsidiary	12.8	—	12.8	—

Other	21.8	30.3	63.7	60.7

	423.7	303.9	1,147.2	829.1

INCOME FROM OPERATIONS	197.1	228.1	482.4	512.3

INTEREST EXPENSE AND OTHER:

Interest expense	46.1	42.3	139.5	131.2

Allowance for funds used during construction	(1.1)	(.4)	(3.0)	(6.7)

Distributions on company obligated mandatorily redeemable preferred securities	5.3	5.3	16.0	9.9

Other expense / (income), net	(4.8)	(7.5)	(8.4)	(10.8)

	45.5	39.7	144.1	123.6

INCOME BEFORE INCOME TAXES	151.6	188.4	338.3	388.7

Income taxes	1.3	51.1	1.6	107.2

NET INCOME	$150.3	$137.3	$336.7	$281.5

AVERAGE SHARES OF COMMON STOCK OUTSTANDING	98.6	98.3	98.6	97.9

EARNINGS PER AVERAGE COMMON SHARE

(Basic and Diluted):	$1.53	$1.40	$3.42	$2.87

DIVIDENDS PER COMMON SHARE	$.555	$.545	$1.665	$1.635

      The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(Dollars in millions)

	September 30,	December 31,
	2000	1999

	(Unaudited)
ASSETS

PROPERTY, PLANT AND EQUIPMENT:

Electric utility plant in service and held for future use	$6,868.6	$6,784.8

Less — Accumulated depreciation	3,095.2	2,923.8

Accumulated decommissioning for nuclear plant	313.6	285.0

Accumulated dismantlement for fossil plants	134.0	132.5

	3,325.8	3,443.5

Construction work in progress	194.3	139.7

Nuclear fuel, net of amortization of $417.5 in 2000 and $401.0 in 1999	45.7	68.7

Net electric utility plant	3,565.8	3,651.9

Other property, at cost, net of depreciation of $314.1 in 2000 and $275.0 in 1999	709.9	703.4

	4,275.7	4,355.3

CURRENT ASSETS:

Cash and equivalents	4.0	9.6

Accounts receivable, less allowance for doubtful accounts of $6.9 in 2000 and $5.8 in 1999	559.6	420.6

Inventories, primarily at average cost:

Fuel	77.7	76.4

Utility materials and supplies	96.7	90.8

Diversified operations	264.3	209.3

Underrecovered utility fuel costs	70.9	—

Deferred income taxes	14.8	41.3

Prepayments and other	169.2	113.7

	1,257.2	961.7

DEFERRED CHARGES AND OTHER ASSETS:

Costs deferred pursuant to regulation:

Deferred purchased power contract termination costs	232.2	297.8

Other	76.1	94.0

Investments in nuclear plant decommissioning fund	409.5	377.2

Goodwill	243.8	171.1

Joint ventures and partnerships	88.8	66.2

Other	262.8	204.9

	1,313.2	1,211.2

	$6,846.1	$6,528.2

      The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Balance Sheets
(Dollars in millions)

	September 30,	December 31,
	2000	1999

	(Unaudited)
CAPITAL AND LIABILITIES

COMMON STOCK EQUITY:

Common stock	$1,274.2	$1,267.3

Retained earnings	914.3	741.8

Other comprehensive income	(.7)	(.4)

	2,187.8	2,008.7

PREFERRED SECURITIES:

Cumulative preferred stock of Florida Power without sinking funds	33.5	33.5

Company-obligated mandatorily redeemable quarterly income preferred securities (QUIPS) of a subsidiary trust holding solely Florida Progress guaranteed junior subordinated deferrable interest notes	300.0	300.0

LONG-TERM DEBT	2,041.9	2,154.1

TOTAL CAPITAL	4,563.2	4,496.3

CURRENT LIABILITIES:

Accounts payable	306.7	309.0

Customers’ deposits	107.7	105.6

Taxes payable	76.8	10.3

Accrued interest	58.5	77.4

Overrecovered utility fuel costs	—	31.6

Other	104.0	112.4

	653.7	646.3

Notes payable	332.5	153.1

Current portion of long-term debt	275.9	163.2

	1,262.1	962.6

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes	538.9	565.3

Unamortized investment tax credits	64.1	70.0

Other postretirement benefit costs	127.8	123.1

Other	290.0	310.9

	1,020.8	1,069.3

	$6,846.1	$6,528.2

      The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Cash Flows
(Dollars in millions)

	Nine Months Ended
	September 30,
	2000	1999

	(Unaudited)
OPERATING ACTIVITIES:

Net income	$336.7	$281.5

Adjustments for noncash items:

Depreciation and amortization	389.1	326.9

Provision for loss on investment in life insurance subsidiary	12.8	—

Deferred income taxes and investment tax credits, net	(11.6)	(35.2)

Changes in working capital, net of effects from sale or acquisition of businesses:

Accounts receivable	(138.3)	(70.9)

Inventories	(24.5)	(82.6)

Overrecovered/underrecovered utility fuel costs	(102.5)	15.5

Accounts payable	(1.7)	(27.8)

Taxes payable	16.0	148.7

Prepayments and other	(95.7)	(44.9)

Other operating activities	(23.2)	8.6

	357.1	519.8

INVESTING ACTIVITIES:

Property additions (including allowance for borrowed funds used during construction)	(254.2)	(417.2)

Acquisition of businesses	(47.0)	(8.2)

Proceeds from sale of properties and businesses	4.3	27.2

Proceeds from sale and leaseback	—	47.0

Other investing activities	(21.3)	(39.3)

	(318.2)	(390.5)

FINANCING ACTIVITIES:

Issuance of long-term debt	—	50.0

Repayment of long-term debt	(76.7)	(68.6)

Increase/(decrease) in commercial paper with long-term support	16.5	(46.5)

Issuance of company obligated mandatorily redeemable preferred securities	—	300.0

Sale of common stock	—	43.2

Dividends paid on common stock	(164.2)	(160.4)

Increase/(decrease) in short-term debt	179.4	(236.2)

Other financing activities	.5	(2.0)

	(44.5)	(120.5)

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(5.6)	8.8

Beginning cash and equivalents	9.6	2.5

ENDING CASH AND EQUIVALENTS	$4.0	$11.3

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest (net of amount capitalized)	$154.8	$137.9

Income taxes (net of refunds)	$120.0	$86.4

      The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA PROGRESS CORPORATION
Consolidated Statements of Common Equity and Comprehensive Income (Unaudited)
For the periods ended September 30, 2000 and 1999
(Dollars in millions, except per share amounts)

				Accumulated
				Other
		Common	Retained	Comprehensive
	Total	Stock	Earnings	Income

Balance, December 31, 1998	$1,862.0	$1,221.1	$640.9	$—

Net income	281.5		281.5

Common stock issued	46.2	46.2

Cash dividends on common stock	(160.4)		(160.4)

Balance, September 30, 1999	2,029.3	1,267.3	762.0	—

Balance, December 31, 1999	2,008.7	1,267.3	741.8	(.4)

Net income	336.7		336.7

Foreign currency translation adjustment	(.3)			(.3)

Comprehensive income	336.4	—	336.7	(.3)

Common stock issued	6.9	6.9

Cash dividends on common stock	(164.2)		(164.2)

Balance, September 30, 2000	$2,187.8	$1,274.2	$914.3	$(.7)

      The accompanying notes are an integral part of these consolidated financial statements.

FLORIDA POWER CORPORATION
Statements of Income
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999

	(Unaudited)		(Unaudited)
OPERATING REVENUES:

Residential	$468.7	$446.9	$1,135.0	$1,072.5

Commercial	197.0	180.0	498.2	464.7

Industrial	55.8	54.8	160.3	155.8

Sales for resale	81.7	72.1	195.7	164.7

Other	111.3	41.1	248.6	179.6

	914.5	794.9	2,237.8	2,037.3

OPERATING EXPENSES:

Operation:

Fuel	213.2	191.5	501.4	448.7

Purchased power	166.3	106.7	389.7	305.4

Energy conservation costs	20.0	25.4	50.0	61.9

Operation and maintenance	98.7	108.0	308.2	325.9

Depreciation and amortization	135.5	86.8	313.3	260.8

Taxes other than income taxes	59.4	56.9	165.3	159.9

	693.1	575.3	1,727.9	1,562.6

Income taxes:

Currently payable	83.6	87.2	181.0	182.7

Deferred, net	(11.3)	(14.4)	(22.3)	(35.1)

Investment tax credits, net	(2.0)	(2.0)	(5.9)	(5.9)

	70.3	70.8	152.8	141.7

	763.4	646.1	1,880.7	1,704.3

INCOME FROM OPERATIONS	151.1	148.8	357.1	333.0

OTHER INCOME AND DEDUCTIONS:

Allowance for equity funds used during construction	.6	.2	1.6	3.0

Other income, net	1.9	3.1	2.4	3.8

	2.5	3.3	4.0	6.8

INTEREST CHARGES

Interest on long-term debt	25.1	26.5	77.1	80.1

Other interest expense	6.8	4.5	19.5	13.4

	31.9	31.0	96.6	93.5

Allowance for borrowed funds used during construction	(.5)	(.2)	(1.4)	(3.7)

	31.4	30.8	95.2	89.8

NET INCOME	122.2	121.3	265.9	250.0

DIVIDENDS ON PREFERRED STOCK	.3	.3	1.1	1.1

NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK	$121.9	$121.0	$264.8	$248.9

      The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(Dollars in millions)

	September 30,	December 31,
	2000	1999

	(Unaudited)
ASSETS

PROPERTY, PLANT AND EQUIPMENT:

Electric utility plant in service and held for future use	$6,868.6	$6,784.8

Less — Accumulated depreciation	3,095.2	2,923.8

Accumulated decommissioning for nuclear plant	313.6	285.0

Accumulated dismantlement for fossil plants	134.0	132.5

	3,325.8	3,443.5

Construction work in progress	194.3	139.7

Nuclear fuel, net of amortization of $417.5 in 2000 and $401.0 in 1999	45.7	68.7

	3,565.8	3,651.9

Other property, net	9.3	10.0

	3,575.1	3,661.9

CURRENT ASSETS:

Cash and equivalents	2.2	—

Accounts receivable, less allowance for doubtful accounts of $4.9 in 2000 and $4.0 in 1999	304.9	210.8

Inventories, primarily at average cost:

Fuel	77.7	76.4

Materials and supplies	96.7	90.8

Underrecovered utility fuel costs	70.9	—

Deferred income taxes	14.8	41.4

Prepayments and other	127.0	101.3

	694.2	520.7

DEFERRED CHARGES AND OTHER ASSETS:

Costs deferred pursuant to regulation:

Deferred purchased power contract termination costs	232.2	297.8

Other	76.1	94.0

Investments in nuclear plant decommissioning fund	409.5	377.2

Other	51.4	50.9

	769.2	819.9

	$5,038.5	$5,002.5

      The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Balance Sheets
(Dollars in millions)

	September 30,	December 31,
	2000	1999

	(Unaudited)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:

Common stock	$1,004.4	$1,004.4

Retained earnings	991.7	880.6

	1,996.1	1,885.0

CUMULATIVE PREFERRED STOCK:

Without sinking funds	33.5	33.5

LONG-TERM DEBT	1,398.0	1,478.8

TOTAL CAPITAL	3,427.6	3,397.3

CURRENT LIABILITIES:

Accounts payable	147.5	152.9

Accounts payable to associated companies	15.2	23.1

Customers’ deposits	107.7	105.6

Income taxes payable	56.2	—

Accrued other taxes	69.6	5.8

Accrued interest	47.8	59.6

Overrecovered utility fuel costs	—	31.6

Other	41.0	79.3

	485.0	457.9

Notes payable	200.5	153.1

Current portion of long-term debt	81.9	76.8

	767.4	687.8

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes	467.5	509.9

Unamortized investment tax credits	63.6	69.5

Other postretirement benefit costs	123.7	119.4

Other	188.7	218.6

	843.5	917.4

	$5,038.5	$5,002.5

      The accompanying notes are an integral part of these financial statements.

FLORIDA POWER CORPORATION
Statements of Cash Flows
(Dollars in millions)

	Nine Months Ended
	September 30,
	2000	1999

	(Unaudited)
OPERATING ACTIVITIES:

Net income after dividends on preferred stock	$264.8	$248.9

Adjustments for noncash items:

Depreciation and amortization	338.9	280.4

Deferred income taxes and investment tax credits, net	(28.2)	(41.0)

Changes in working capital:

Accounts receivable	(94.1)	(85.3)

Inventories	(7.2)	(39.0)

Overrecovered/underrecovered utility fuel costs	(102.6)	15.5

Accounts payable	(13.3)	(5.6)

Taxes payable	130.2	145.9

Prepayments and other	(83.8)	(40.0)

Other operating activities	(18.8)	13.7

	385.9	493.5

INVESTING ACTIVITIES:

Construction expenditures	(186.1)	(252.6)

Allowance for borrowed funds used during construction	(1.4)	(3.7)

Other investing activities	(14.0)	(12.9)

	(201.5)	(269.2)

FINANCING ACTIVITIES:

Repayment of long-term debt	(75.9)	(15.8)

Decrease in commercial paper with long-term support	—	(6.4)

Dividends paid on common stock	(153.7)	(150.3)

Increase/(decrease) in short-term debt	47.4	(47.3)

	(182.2)	(219.8)

NET INCREASE IN CASH AND EQUIVALENTS	2.2	4.5

Beginning cash and equivalents	—	—

ENDING CASH AND EQUIVALENTS	$2.2	$4.5

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest (net of amount capitalized)	$104.8	$95.8

Income taxes (net of refunds)	$117.8	$107.6

      The accompanying notes are an integral part of these financial statements.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS

1)	Florida Progress Corporation’s (“Florida Progress” or the “Company”) principal business segment is its Utility segment. Florida Power Corporation (“Florida Power”), the largest subsidiary of Florida Progress, engages in the generation, purchase, transmission, distribution and sale of electricity. Florida Progress’ other reportable business segments are Electric Fuels Corporation’s (“Electric Fuels”) Energy and Related Services, Rail Services and Inland Marine Transportation units. Financial data for business segments for the periods covered in this Form 10-Q are presented in the table below:

		Energy and	Rail	Inland Marine
(In millions)	Utility	Related Services	Services	Transportation	Other	Eliminations	Consolidated

Three months ended September 30, 2000:

Revenues	$914.5	$97.7	$250.2	$42.8	$7.7	$1.0	$1,313.9

Intersegment revenues	—	57.9	.2	4.3	(2.1)	(60.3)	—

Income tax expense (benefit)	72.1	(62.9)	1.0	2.0	(10.8)	(.1)	1.3

Segment net income (loss)	121.9	42.6	.1	3.1	(17.3)	(.1)	150.3

Nine months ended September 30, 2000:

Revenues	$2,237.8	$203.7	$775.2	$124.3	$13.2	$3.3	$3,357.5

Intersegment revenues	—	188.9	.5	13.8	(7.1)	(196.1)	—

Income tax expense (benefit)	155.9	(141.7)	4.4	5.0	(21.7)	(.3)	1.6

Segment net income (loss)	264.8	95.9	2.9	7.9	(34.3)	(.5)	336.7

Total assets	5,038.5	685.5	852.7	104.0	496.9	(331.5)	6,846.1

Three months ended September 30, 1999:

Revenues	$794.9	$47.5	$223.5	$38.2	$2.1	$1.1	$1,107.3

Intersegment revenues	—	69.1	.3	3.0	(.9)	(71.5)	—

Income tax expense (benefit)	73.6	(20.6)	4.7	2.1	(8.4)	(.3)	51.1

Segment net income (loss)	121.0	17.2	5.6	3.3	(9.3)	(.5)	137.3

Nine months ended September 30, 1999:

Revenues	$2,037.3	$135.1	$622.0	$101.9	$4.2	$3.5	$2,904.0

Intersegment revenues	—	197.2	1.3	11.1	(7.4)	(202.2)	—

Income tax expense (benefit)	145.3	(32.3)	10.1	3.9	(19.5)	(.3)	107.2

Segment net income (loss)	248.9	33.6	11.8	6.2	(18.5)	(.5)	281.5

Total assets	5,050.1	350.9	752.0	102.9	534.5	(377.4)	6,413.0

2)	In November 1999, Florida Power received approval from the Florida Public Service Commission (“FPSC”) to defer nonfuel revenues towards the development of a plan that would allow customers to realize the benefits earlier than if they are used to accelerate the amortization of the Tiger Bay regulatory asset. The approval required that a plan be submitted to the FPSC by August 1, 2000. On July 31, 2000, Florida Power filed a motion with the FPSC requesting a two-month extension. The plan was required to be filed by October 2, 2000. Florida Power was unable to identify a satisfactory rate initiative that might allow its ratepayers to receive these benefits sooner and, therefore, applied the deferred revenues of $44.4 million, plus accrued interest, to the amortization of the Tiger Bay regulatory asset for the month ended September 30, 2000. There was no impact to earnings.

3)	FLORIDA PROGRESS OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE QUARTERLY INCOME PREFERRED SECURITIES (QUIPS) OF A SUBSIDIARY TRUST HOLDING SOLELY FLORIDA PROGRESS GUARANTEED SUBORDINATED DEFERRABLE INTEREST NOTES

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

4)	CONTINGENCIES -

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

Florida Power self-insures its transmission and distribution lines against loss due to storm damage and other natural disasters. Pursuant to a regulatory order, Florida Power is accruing $6 million annually to a storm damage reserve and may defer any losses in excess of the reserve. The reserve balances at September 30, 2000 and 1999 were $30.1 million and $28.6 million, respectively.

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

Florida Power also maintains nuclear property damage insurance and decontamination and decommissioning liability insurance. Effective October 1, 1999, the total limit purchased for this type of insurance was reduced from $2.1 billion to $1.6 billion. The reduction was based on a review of the potential property damage exposure, the legal minimum required to be carried, and the amount of insurance being purchased by other owners of single unit nuclear sites. The full amount of insurance is purchased from Nuclear Electric

Insurance Ltd. (“NEIL”). Florida Power is self-insured for any losses that are in excess of this coverage. Under the terms of the NEIL policy, Florida Power could be assessed up to a maximum of $8.7 million in any policy year if losses in excess of NEIL’s available surplus are incurred.

Florida Power has never been assessed under these nuclear indemnities or insurance policies.

Contaminated Site Cleanup — The Company is subject to regulation with respect to the environmental impact of its operations. The Company’s disposal of hazardous waste through third-party vendors or through a release of hazardous materials to the environment can result in costs to clean up facilities found to be contaminated. Federal and state statutes authorize governmental agencies to compel responsible parties to pay for cleanup of these hazardous waste sites.

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

Cleanup will be addressed in three phases for project management purposes. A second participation agreement was negotiated in late summer 2000 that defined and allocated Remedial Design and Remedial Action costs among the participants for all three phases of the cleanup. Florida Power’s future cost share allocation is approximately 43%. The discussions and resolution of liability for cleanup costs could cause Florida Power to increase the estimate of its liability for those costs. The range of any additional costs are not expected to have a material effect on Florida Progress’ or Florida Power’s financial position, results of operations or liquidity.

In December 1998, the EPA conducted an Expanded Site Inspection at a former Florida Power plant site near Inglis, Florida. Soil and groundwater samples were obtained from the Florida Power property, as well as sediment samples from the adjacent Withlacoochee River. A final copy of the report, along with a Request for Information under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA” or “Superfund”) was received in December 1999. Upon review of Florida Power’s reply and further testing at the site, the EPA’s conclusions may change the current hazard ranking and ultimately result in the Inglis site being placed on the National Priorities List (“NPL”). If this property is placed on the NPL, then the EPA could conduct remediation actions at the site and seek repayment of those costs as well as investigative costs from any PRPs. Past costs currently exceed $3.5 million with Florida Power identified as the only major viable business associated with this site. In June 2000, Florida Power received confirmation that the EPA intends to issue a Consent Order, which would require Florida Power to enter into an agreement to conduct an RI/FS on the property. After the EPA has reviewed the findings associated with the Expanded Site Investigation conducted in December 1998, and some additional sediment sampling in the Withlacoochee River that it will conduct in the fourth quarter of 2000, negotiations with respect to Florida Power’s participation will take place late in the fourth quarter of 2000. The results of such sampling could expand the scope, and thus the cost, of any required cleanup.

In addition to these designated sites, there are other sites where Florida Progress may be responsible for additional environmental cleanup. Florida Progress estimates that its share of liability for cleaning up all designated sites ranges from $9 million to $13 million. It has accrued $9 million against these potential costs. There can be no assurance that the Company’s estimates will not change in the future.

Age Discrimination Suit — Florida Power and Florida Progress have been named defendants in an age discrimination lawsuit. The number of plaintiffs remains at 116, but four of those plaintiffs have had their federal claims dismissed and 74 others have had their state age claims dismissed. While no dollar amount was requested, each plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys’ fees. In October 1996, the Federal Court approved an agreement between the parties to provisionally certify this case as a class action suit under the Age Discrimination in Employment Act. Florida Power filed a motion to decertify the class and in August 1999, the Court granted Florida Power’s motion. In October 1999, the judge certified the question of whether the case should be tried as a class action to the Eleventh Circuit Court of Appeals for immediate appellate review. In December 1999, the Court of Appeals agreed to review the judge’s order decertifying the class and scheduled oral arguments for December 2000. In anticipation of a potential ruling decertifying the case as a class action, plaintiffs filed a virtually identical lawsuit which identified all opt-in plaintiffs as named plaintiffs. This case had been held in abeyance until reactivated in July 2000 upon motion of the plaintiffs.

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

Qualifying Facilities Contracts— Florida Power’s purchased power contracts with qualifying facilities employ separate pricing methodologies for capacity payments and energy payments. Florida Power has interpreted the pricing provision in these contracts to allow it to pay an as-available energy price rather than a higher firm energy price when the avoided unit upon which the applicable contract is based would not have been operated.

The owners of four qualifying facilities filed suits against Florida Power in state court over the contract payment terms, and one owner also filed suit in federal court. Three of the state court suits have been settled, and the federal case was dismissed. The most recent case to settle involved Dade County/Dade Cogen. In May 1999, the parties reached an agreement to settle their dispute in its entirety, including all of the ongoing litigation. The definitive settlement agreement was approved by the Dade County Commission in December 1999 and by the FPSC in June 2000.

In the remaining state court suit, the trial regarding NCP Lake Power (“Lake”) concluded in December 1998. In April 1999, the judge entered an order granting Lake’s breach of contract claim and ruled that Lake is entitled to receive “firm” energy payments during on-peak hours, but for all other hours, Lake is entitled to the “as-available” rate. The Court also ruled that for purposes of calculating damages, the breach of contract occurred at the inception of the contract. In August 1999, a Final Judgment was entered for Lake for approximately $4.5 million and Lake filed a Notice of Appeal. Oral argument was heard by the 5th District court of Appeals in September 2000, and in an unusual action, the court suggested that the parties again attempt mediation. The parties have agreed to do so and have attempted to schedule a mutually convenient time. Also in this case, in April 1998, Florida Power filed a petition with the FPSC for a Declaratory Statement that the contract between the parties limits energy payments thereunder to the avoided costs based upon an analysis of a hypothetical unit having the characteristics specified in the contract. In October 1998, the FPSC denied the petition, but Florida Power appealed to the Florida Supreme Court.

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

On April 17, 2000, Florida Progress filed an answer in the purported policyholder class action. That answer denied all material allegations of the petition. On April 27, 2000, Florida Progress filed an amended answer and third party petition, which asserted claims for indemnity and contribution against John P. Crawford in his capacity as a prior actuary to Mid-Continent and Lewis & Ellis, Inc., the actuarial firm that designed the Mid-Continent “Extra Life” policy. The Commissioner has filed a motion in the rehabilitation court proceeding to enjoin the policyholder action.

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

The Court ordered the filing of new proposals by May 22, 2000. The Commissioner recommended the proposal submitted by American Fidelity Assurance Company (“American Fidelity”). In September 2000, the Oklahoma County District Court began a hearing to approve the rehabilitation plan proposed by the Oklahoma Insurance Commissioner, under which American Fidelity would acquire Mid-Continent’s policies. On September 26, 2000, the Court approved acquisition of the Mid-Continent policies by American Fidelity. In addition, Florida Progress reached a settlement to resolve the policyholder litigation relating to Mid-Continent. Under the terms of the settlement, Florida Progress agreed to contribute an additional $7.5 million, plus attorney’s fees and expenses up to $4.875 million, towards protecting policyholders in the event that future premium rate increases are necessary. Florida Progress also agreed with the Commissioner to provide approximately $.6 million to fund welfare benefits for retired Mid-Continent employees. Accordingly Florida Progress accrued $12.8 million in September 2000. The settlement of the policyholder litigation is subject to approval by the Oklahoma County District Court. The additional $7.5 million brings the total contribution by Florida Progress to $17.5 million. In the event that future premium rate increases are necessary, the $17.5 million, plus interest accrued, will offset increases until the fund is exhausted. Dismissal of the 1997 lawsuit filed by the receiver is part of the settlement. The policyholder case has been transferred to the rehabilitation court.

Share Exchange Litigation — In August 1999, Florida Progress announced that it entered into an Agreement and Plan of Exchange with Carolina Power & Light Company (“CP&L”), and CP&L Energy, Inc., a wholly owned subsidiary of CP&L. A lawsuit was filed in September 1999, against Florida Progress and its directors seeking class action status, an unspecified amount of damages and injunctive relief, including a declaration that the agreement and plan of exchange was entered into in breach of the fiduciary duties of the Florida Progress board of directors, and enjoining Florida Progress from proceeding with the share exchange. The complaint also seeks an award of costs and attorney’s fees. In September, Florida Progress and the individual defendants filed an answer to the complaint, which denied all material allegations of the complaint. Florida Progress believes this suit is without merit and intends to vigorously defend itself against this action. Management does not expect that the result of this legal action will have a material adverse impact on Florida Progress’ financial position, results of operations or liquidity. Accordingly, no provision for loss has been recorded pertaining to this matter.

Easement Litigation — In December 1998, Florida Power was served with a class action lawsuit seeking damages, declaratory and injunctive relief for the alleged improper use of electric transmission easements. The plaintiffs contend that the licensing of fiber optic telecommunications lines to third parties or telecommunications companies for other than Florida Power’s internal use along the electric transmission line right-of-way exceeds the authority granted in the easements. In June 1999, plaintiffs amended their complaint to add Progress Telecommunications Corporation, an indirect wholly owned subsidiary of Florida Progress, as a defendant and to add counts for unjust enrichment and constructive trust. In January 2000, the court conditionally certified the class statewide. In a mediation held in March 2000, the parties reached a tentative settlement of this claim, which is subject to the resolution of procedural issues relating to class matters as well as court approval. Management does not expect that the results of these legal actions will have a material impact on Florida Progress’ financial position, results of operations or liquidity. Accordingly, no provision for loss has been recorded pertaining to this matter.

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

OPERATING RESULTS

Florida Progress’ consolidated earnings for the three-month period ended September 30, 2000 were $150.3 million, or $1.53 per share, compared to earnings of $137.3 million, or $1.40 per share, for the same period in 1999. For the nine-month period ended September 30, 2000, Florida Progress’ consolidated earnings were $336.7 million, or $3.42 per share, a 19 percent increase over earnings of $281.5 million, or $2.87 earnings per share, reported for the same period in 1999.

Earnings for the quarter include after-tax charges of approximately $13 million or $.13 per share related to a proposed lawsuit settlement agreement and merger transaction costs. In addition, third-quarter results include a reduction in income taxes of $16.8 million and $32.5 million, respectively, for the three and nine-month periods ended September 30, 2000. For the same three and nine-month periods in the prior year, results included after-tax charges of $5 million for merger transaction costs and a $6.4 million income tax reduction, which also increased net income for these periods. Excluding these items, Florida Progress’ operating earnings for the third quarter were $146.5 million, or $1.49 per share, compared with $136.3 million, or $1.39 per share, for the third quarter last year.

A reconciliation of Florida Progress’ 2000 third quarter earnings per share is as follows:

1999 Florida Progress Third Quarter EPS		$1.40

Florida Power

Sales of electricity & other revenues	(.02)

Operations & maintenance	.06

Depreciation & other, net	(.03)

		.01

Electric Fuels		.19

Corporate & other		(.07)

2000 Florida Progress Third Quarter EPS		$1.53

FLORIDA POWER CORPORATION

Florida Power, reported earnings of $1.24 per share, for the third quarter of 2000, up slightly compared with $1.23 per share for the same period last year. Florida Power’s earnings for the nine-month period ended September 30, 2000 were $2.69 per share compared to earnings of $2.54 per share for the same period last year.

Florida Power’s total retail kilowatt-hour sales increased .7 percent and 3.8 percent, respectively, during the three and nine month periods of 2000, compared with 1999. During the quarter, Florida Power served approximately 30,000 new customers when compared with the same period last year. However, lower sales to industrial customers partially offset the benefit of strong customer growth. Lower industrial sales resulted primarily from reduced demand from phosphate customers. Higher retail base revenues were offset by lower wholesales base revenues, which resulted from the expiration and restructuring of certain contracts.

Operation and maintenance expense was down $9.3 million and $17.7 million during the quarter and year-to-date periods. Most of the decrease is due primarily to the timing of planned maintenance and reliability projects, as well as lower employee benefit costs.

Florida Power’s depreciation and amortization expense increased $48.7 million for the quarter due primarily to $44.4 million of accelerated amortization of the Tiger Bay regulatory asset. The additional amortization did not affect net income because it was offset by the recognition of $44.4 million of revenues deferred pursuant to a regulatory order in the fourth quarter of 1999.

DIVERSIFIED OPERATIONS

Revenues for diversified operations increased $87 million and $253 million, respectively, for the three and nine months ended September 30, 2000 compared to the same periods in the prior year. Cost of sales for Florida Progress’ diversified operations were $115.5 million and $302.3 million higher for the three and nine months ended September 30, 2000 compared to the same periods last year. The increases were due primarily to acquisitions in Electric Fuels’ Rail Services group and increased synfuel operations.

The sale of synthetic fuel results in a loss before the benefit of alternative fuel tax credits. Primarily because of the increase in sales of synthetic fuel for the three and nine month periods ended September 30, 2000 as compared to the same periods in the prior year, overall diversified operations gross profit declined in both periods of the current year.

ELECTRIC FUELS CORPORATION

Electric Fuels earned $.43 per share, in the third quarter, compared with $.24 per share during the same period last year. Electric Fuels’ earnings include a reduction to income taxes of $.17 per share and $.36 per share for the three and nine months ended September 30, 2000 compared to $.06 per share for both the quarter and year-to-date periods last year.

This reduction, as required to reflect interim period tax allocation, relates to the timing of the recognition of alternative fuel tax credits. One effect of the reduction is the recognition of the benefit of alternative fuel tax credits during an interim period different from the period when the synthetic fuel is sold and the cost of sales is recognized. The company’s annual results are not affected.

Earnings at the Energy & Related Services group were up $25.5 million and $62.3 million for the three and nine months ended September 30, 2000 over the same periods in 1999, of which approximately $11 million and $29 million was due to the timing of the recognition of alternative fuel tax credits. The remaining amount of the increase for both periods was due primarily to higher synthetic fuel sales, and the related alternative fuel tax credits, compared with last year.

Income tax expense for the nine month period ended September 30, 2000 reflects the Company’s estimate of its consolidated annual effective tax rate. The rate differs from the U.S. Federal statutory rate of 35% primarily because of the estimated amount of alternative fuel tax credits expected to be generated during 2000.

Electric Fuels’ share of third-quarter sales of the coal-based synthetic fuel were approximately 1.5 million tons, triple the tons sold during the same period last year. Electric Fuels’ share of total synthetic fuel sales for 2000 are expected to be approximately 6 million tons compared with 1.6 million tons sold in 1999.

Earnings from the Inland Marine Transportation group of $3.1 million and $7.9 million were $.2 million lower and $1.7 million higher for the three and nine-month periods ended September 30, 2000 compared to the same periods in 1999. The lower earnings for the quarter were due primarily to higher diesel fuel costs which were up over 60 percent over the same period last year. Earnings for the nine-month period were higher compared to last year due primarily to a larger barge fleet and more favorable weather conditions which more than offset the effect of higher diesel fuel prices.

Earnings from the Rail Services group were essentially zero for the quarter and $2.9 million for the nine month period, down $5.5 million and $8.9 million for these periods when compared to 1999. Rail Services continues to be impacted by weak demand from the major railroad carriers for mechanical and track work and a decline in new railcar construction. In addition, higher interest expense has also contributed to lower earnings.

CORPORATE & OTHER

Corporate and other expenses were $.07 per share and $.12 per share higher during the three and nine months ended September 30, 2000 compared with 1999 due primarily to costs associated with a proposed lawsuit settlement and costs associated with the business combination with Carolina Power & Light. The settlement relates to Mid-Continent and a policyholder class action lawsuit against Florida Progress, and is subject to court approval.

2000 EARNINGS OUTLOOK

For the nine-months ended September 30, 2000, Florida Progress’ operating earnings are $3.21 per share. This amount excludes non-recurring charges of $.15 per share and the interim period effective tax rate adjustments. The current estimate of year 2000 operating earnings per share is between $3.65 and $3.70 per share. The increase over the company’s previous estimate of $3.60 per share is due primarily to a projected increase in synthetic fuel sales for 2000, partially offset by lower expected earnings from its Rail Services group. Florida Progress’ estimate is about 15 percent over 1999’s operating earnings per share of $3.18, which excludes a $.03 per share non-recurring gain.

LIQUIDITY AND CAPITAL RESOURCES

Florida Progress’ capital expenditures are expected to be funded primarily from internally generated funds and debt. During the first nine months of 2000, $186.1 million was spent on the Florida Power construction program and $65.6 million was spent in diversified operations.

The share exchange agreement with CP&L limits Florida Progress’ total capital expenditures, absent CP&L approval. (See prior discussion of this matter in the 1999 Form 10-K, Item 7 “MD&A — Future Cash Requirements.”)

Florida Power’s ratio of earnings to fixed charges was 4.50 for the twelve months ended September 30, 2000. (See Exhibit 12 filed herewith).

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

In March 2000, Florida Power established an uncommitted bank bid facility allowing it to borrow and re-borrow and have loans outstanding at any time, up to $100 million. The facility was established to temporarily supplement commercial paper borrowings, as needed. As of September 30, 2000, $25 million was outstanding under this bid facility.

In April 2000, Progress Capital Holdings Inc. (“PCH”) updated its private medium-term note (“MTN”) program and now has $400 million of MTNs available for issuance.

PCH has uncommitted bank bid facilities authorizing it to borrow and re-borrow, and have outstanding at any time, up to $300 million. These facilities are used to temporarily supplement commercial paper borrowings, as needed. The bank bid facilities were not drawn on as of September 30, 2000.

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

OTHER — COMBINATION WITH CP&L ENERGY

Florida Progress mailed a Proxy Statement dated July 5, 2000, to its shareholders of record on June 29, 2000, regarding the Annual Meeting of Shareholders held on August 17, 2000. At the meeting, shareholders approved the amended and restated agreement and plan of exchange among Florida Progress and Carolina Power & Light Company and CP&L Energy, Inc., pursuant to which Florida Progress will become a wholly owned subsidiary of CP&L Energy. (See Part II, Item 4 “Submission of Matters to a Vote of Security-Holders.”) A copy of the Proxy Statement, which shareholders should read because it contains important information, is available, without charge, at the Securities and Exchange Commission’s web site at http://www.sec.gov, or by contacting Florida Progress’ Investor Services at P.O. Box 14042, St. Petersburg, FL 33733.

On July 7, 2000, the FPSC opened a docket to review Florida Power’s earnings including the effects of the combination with CP&L Energy. The FPSC Staff recommendation is due in March, 2001 with a decision expected by the FPSC in late March, 2001. The FPSC does not have the authority to approve or disapprove the combination, and the review is not expected to delay the closing of the combination, which is expected to occur in the second half of November or December 2000.

On July 12, 2000, CP&L’s combination with Florida Progress received approval by the Federal Energy Regulatory Commission (“FERC”) and Department of Justice (See Part II, Item 1, paragraph 5). The FERC order approved the acquisition with the requirement that the companies must make a filing on or before October 15, 2000 (as required under FERC Order 2000), to transfer operational control of their transmission facilities to a regional transmission organization (RTO) on or before December 15, 2001. In October 2000, Florida Power , along with Florida Power & Light Company and Tampa Electric Company, filed with the FERC a comprehensive application for approval of an RTO for peninsular Florida. In its review, the Department of Justice found no adverse effects on competition as a result of the combination.

On October 2, 2000, in preparation for the share exchange between CP&L Energy and Florida Progress, the Notice of Share Exchange and Election Form were mailed to Florida Progress shareholders. If Florida Progress shareholders want to state a preference regarding the mix of shares and cash they wish to receive, their Election Forms must be received by the election deadline. The date of the election deadline is two business days prior to the closing of the share exchange. The closing is currently expected to occur in the second half of November or December 2000, following receipt of the final utility regulatory approval from the SEC. The closing date will be announced in a press release delivered to the Dow Jones News Service and posted on the websites of CP&L Energy and Florida Progress as soon as practicable, but in no event less than five business days prior to the closing.

On October 9, 2000, the Insurance Commissioner of the State of Oklahoma issued an order granting Florida Progress’ request for an exemption concerning the completion of the business combination between Florida Progress and CP&L Energy, Inc. The order exempts CP&L Energy from the requirements of the Oklahoma Insurance Code that otherwise would have required the Commissioner’s approval of the change in control of Mid-Continent Life Insurance Company due to the combination with CP&L Energy.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements including: the expected closing date of the combination with CP&L Energy; the expected liability for cleaning up certain environmental sites; the impact of various legal proceedings on Florida Progress’ financial condition; the effect of interest rate fluctuations on pretax earnings over the next fiscal year; and the 2000 earnings outlook for Florida Progress.

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

Key factors that have a direct impact on the ability to attain these estimates include continued annual growth in customers; successful cost containment efforts; actions of various other regulatory authorities and the efficient operation of Florida Power’s existing and future generating units. Other key factors include the continued successful operation of synthetic fuel plants, market acceptance of synthetic fuel, competition from competing products, impact of environmental regulations on potential buyers, favorable determinations by the Internal Revenue Service, and economic and weather conditions affecting the demand for, and supply of, not only electricity but also Electric Fuels’ barge, rail and other services.

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

A hypothetical 66 basis point increase in interest rates (10% of Florida Progress’ weighted average interest rate at September 30, 2000) affecting Florida Progress’ variable rate debt ($832.6 million at September 30, 2000) would have an immaterial effect on Florida Progress’ pre-tax earnings over the next fiscal year. A hypothetical 10% decrease in interest rates would also have an immaterial effect on the estimated fair value of Florida Progress’ long-term debt at September 30, 2000.

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

Michael Farrimond, Pamela S. Farrimond, Angela Fry, Jowhna Hill, and Barbara Hodges, for themselves and all others similarly situated v. Florida Progress Corporation, a Florida corporation, Jack Barron Critchfield, George Ruppel, Thomas Steven Krzesinski, Richard Korpan, Richard Donald Keller, James Lacy Harlan, Gerald William McRae, Thomas Richard Dlouhy, Andrew Joseph Beal and Robert Terry Stuart, Jr., District Court of Oklahoma County, State of Oklahoma, Case No. CJ-99-130-65

See prior discussion of this matter in the 1999 Form 10-K, Item 3, paragraph 5; the Form 10-Q for the quarter ended March 31, 2000, Part II, Item 1, paragraph 5; and the Form 10-Q for the quarter ended June 30, 2000, Part II, Item 1, paragraph 2. In September 2000, the Oklahoma County District Court began a hearing to approve the rehabilitation plan proposed by Oklahoma Insurance Commissioner Carroll Fisher, under which American Fidelity Assurance Company would acquire Mid-Continent’s policies. On September 26, 2000, the Court approved acquisition of the Mid-Continent policies by American Fidelity. In addition, Florida Progress reached a settlement to resolve the Farrimond litigation against it relating to Mid-Continent. Under the terms of the settlement, Florida Progress agreed to contribute an additional $7.5 million towards protecting policyholders in the event that future premium increases are necessary, plus attorney’s fees and expenses up to $4.875 million. The settlement is subject to approval by the Oklahoma County District Court. The additional $7.5 million brings the total contribution by Florida Progress to $17.5 million. Florida Progress had already agreed in October 1999 to contribute $10 million as part of a settlement with Commissioner Fisher in connection with the rehabilitation plan he proposed. In the event that future premium rate increases are necessary, the $17.5 million, plus interest accrued, will offset increases until the fund is exhausted. Florida Progress also agreed with the Commissioner to provide approximately $.6 million to fund welfare benefits for retired Mid-Continent employees. Dismissal of State of Oklahoma, ex rel John P. Crawford v. Florida Progress et al is part of the settlement. The Farrimond case has been transferred to the rehabilitation court. (See Note 4 to the Financial Statements – Contingencies – Mid-Continent Life Insurance Company.)

2.	In Re: Joint Petition for Determination of Need for an Electrical Power Plant in Volusia County by the Utilities Commission, City of New Smyrna Beach, and Duke Energy New Smyrna Beach Power Company Ltd., L.L.P. Public Service Commission, Docket No. 981042-EM.

See prior discussion of this matter in the 1999 Form 10-K, Item 3, paragraph 7, and Form 10-Q for the quarter ended March 31, 2000, Part II, Item 1, paragraph 2. In September 2000, the Florida Supreme Court denied the appelees motions for rehearing of the Court’s April 2000 ruling in favor of Florida Power.

3.	Sanford Gasification Plant Site, Sanford, Florida (“Sanford Site”).

See prior discussion of this matter in the 1999 Form 10-K, Item 3, paragraph 11; the Form 10-Q for the quarter ended March 31, 2000, Part II, Item 1, paragraph 3; and the Form 10-Q for the quarter ended June 30, 2000, Part II, Item 1, paragraph 3. A draft consent decree regarding the cleanup of the soil was received in September. The PRP group is currently reviewing that draft. The PRP group also finalized a second Participant Agreement that assigned approximately 43% of the total cleanup costs to Florida Power for future phases of the cleanup effort. (See Note 4 to the Financial Statements – Contingencies – Contaminated Site Cleanup.)

4.	In the Matter of CP&L Holdings, Inc. on Behalf of its Public Utility Subsidiaries and Florida Progress Corporation on behalf of its Public Utility Subsidiaries, Federal Energy Regulatory Commission Docket Nos. EC00-55-000 and ER00-1520-000

See prior discussion of this matter in the Form 10-Q for the quarter ended June 30, 2000, Part II, Item 1, paragraph 5. In August 2000, PG&E National Energy Group, PG&E Generating Company and PG&E Energy Trading-Power, L.P. filed motions with the Federal Energy Regulatory Commission (FERC) in support of Tampa Electric Company’s (TECO’s) Request for Clarification or Rehearing of the FERC order, which authorized the combination of Florida Progress and CP&L Energy with the requirement that the companies make a filing on or before October 15, 2000 to transfer operational control of their transmission facilities. Also in August, the City of Fayetteville, North Carolina filed a Request for Rehearing and a separate Request for Reconsideration with the FERC. On August 23, 2000, the FERC issued a “tolling order” granting rehearing solely for the limited purpose of further consideration. Rehearing requests are sometimes “tolled” in this manner to allow FERC additional time in which to rule. In October 2000, Tampa Electric Company filed with the FERC a notice of withdrawal of its request for clarification or rehearing. In connection therewith, Florida Power, along with Florida Power & Light Company and TECO, also filed with the FERC in October a comprehensive application for approval of an RTO for peninsular Florida. (See Part I, Item 2, Management’s Discussion & Analysis – Other – Combination with CP&L Energy.)

5.	In re Form A for the Proposed Merger of FLORIDA PROGRESS CORPORATION with CAROLINA POWER & LIGHT [sic] ENERGY, INC. Insurance Commissioner, State of Oklahoma, Case No. 00-0723-TRN.

On October 9, 2000, the Insurance Commissioner of the State of Oklahoma issued an order granting Florida Progress’ request for an exemption concerning the completion of the business combination between Florida Progress and CP&L Energy, Inc. The order exempts CP&L Energy from the requirements of the Oklahoma Insurance Code that otherwise would have required the Commissioner’s approval of the change in control of Mid-Continent Life Insurance Company due to the combination with CP&L Energy.

6.	In re: Review of Florida Power Corporation’s earnings, including effects of proposed acquisition of Florida Power Corporation by Carolina Power & Light. Florida Public Service Commission Docket No. 000824-EI.

On July 7, 2000, the FPSC opened a docket to review Florida Power’s earnings including the effects of the combination with CP&L Energy. The FPSC Staff recommendation is due in March 2001 with a decision expected by the FPSC in late March 2001. The FPSC does not have the authority to approve or disapprove the combination, and the review is not expected to delay the closing of the combination, which is expected to occur in the second half of November or December 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Annual meeting of Shareholders of Florida Progress was held on August 17, 2000. There were 98,614,831 shares of common stock entitled to vote. The following matters were voted upon at the meeting:

1)	Election of Directors

      Class I — Terms expiring in 2003

	Votes	Votes
	For	Withheld

Michael P. Graney	85,153,923	2,874,534

Joan D. Ruffier	86,109,025	1,919,432

Robert T. Stuart	85,757,819	2,270,638

2)	Approval of the Amended and Restated Agreement and Plan of Exchange, dated as of August 22, 1999, as amended and restated as of March 3, 2000, by and among Florida Progress, Carolina Power & Light Company and CP&L Energy, Inc., formerly known as CP&L Holdings, Inc., including the related Plan of Share Exchange.

For the proposal:	74,579,379

Against the proposal:	2,370,079

Abstentions:	555,280

Broker non-votes:	10,523,719

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

		Florida	Florida
Number	Exhibit	Progress	Power

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges for Florida Power		X

27.(a)	Florida Progress Financial Data Schedule	X

27.(b)	Florida Power Financial Data Schedule		X

X =	Exhibit is filed for that respective company

(b)	Reports on form 8-K:

During the third quarter of 2000, Florida Progress and Florida Power filed the following combined reports on Form 8-K:

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

Form 8-K dated (date of earliest event reported) August 1, 2000, as filed with the SEC on August 2, 2000, reporting under Item 5 “Other Events” Florida Progress’ and Florida Power’s second quarter 2000 earnings.

Form 8-K dated (date of earliest event reported) August 16, 2000, as filed with the SEC on August 17, 2000, reporting under Item 5 “Other Events” the approval by Florida Progress and CP&L shareholders of the proposed combination between the two companies.

Form 8-K dated (date of earliest event reported) August 31, 2000, as filed with the SEC on August 31, 2000, reporting under Item 5 “Other Events” the filing of an intervention with the SEC by Edwin Dove in connection with the proposed combination with CP&L.

Form 8-K dated (date of earliest event reported) September 27, 2000, as filed with the SEC on September 27, 2000, reporting under Item 5 “Other Events” that a settlement had been reached to resolve policyholder litigation relating to Mid-Continent Life Insurance Company.

In addition, Florida Progress and Florida Power filed the following combined report on Form 8-K subsequent to the third quarter 2000:

Form 8-K dated (date of earliest event reported) October 25, 2000, as filed with the SEC on October 25, 2000, reporting under Item 5 “Other Events” Florida Progress’ and Florida Power’s third quarter 2000 earnings.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA POWER CORPORATION

Date:	November 1, 2000	By: /s/ John Scardino, Jr. ____________________________________ John Scardino, Jr. Vice President and Controller

Date:	November 1, 2000	By: /s/ Edward W. Moneypenny ___________________________________ Edward W. Moneypenny Senior Vice President and Chief Financial Officer

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA POWER CORPORATION

Date:	November 1, 2000	By: /s/ John Scardino, Jr. ____________________________________ John Scardino, Jr. Vice President and Controller

Date:	November 1, 2000	By: /s/ Jeffrey R. Heinicka ___________________________________ Jeffrey R. Heinicka Senior Vice President and Chief Financial Officer

Exhibit Index

		Florida	Florida
Number	Exhibit	Progress	Power

12	Statement Regarding computation of Ratio of Earnings to Fixed Charges for Florida Power.		X

27.(a)	Florida Progress Financial Data Schedule	X

27.(b)	Florida Power Financial Data Schedule		X

X =	Exhibit is filed for that respective company.