Form 10-K405
period 2000-12-31
FLORIDA PROGRESS CORP; FLORIDA POWER CORP /
filed 2001-03-29
CIK 357261, 37637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
----------
  [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                       OR
  [ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from            to
                                              ---------   ---------

                                                                      I.R.S.
                  Exact name of each Registrant as specified in      Employer
Commission        its charter, state of incorporation, address    Identification
  File No.        of principal executive offices, telephone           Number

  1-8349          FLORIDA PROGRESS CORPORATION                     59-2147112
                  A Florida Corporation
                  410 South Wilmington Street
                  Raleigh, North Carolina 27601-
                  Telephone (919) 546-6111

  1-3274          FLORIDA POWER CORPORATION                        59-0247770
                  A Florida Corporation
                  One Progress Plaza
                  St. Petersburg, Florida 33701
                  Telephone (727) 820-5151

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
           ----------------------------------------------------------

                                                                                             Name of each exchange
              Title of each class                                                             on which registered
--------------------------------------------------                                          -----------------------
     Florida Progress Corporation:                                                          New York Stock Exchange
       7.10% Cumulative Quarterly Income Preferred Securities, Series A,
       of FPC Capital I (and the Guarantee of Florida Progress with respect thereto)

     Florida Power Corporation:       None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
           -----------------------------------------------------------

     Florida Progress Corporation:    None
     Florida Power Corporation:       Cumulative Preferred Stock,
                                       par value $100 per share

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

This combined Form 10-K is filed separately by two registrants: Florida Progress Corporation and Florida Power Corporation. Information contained herein relating to either individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.

As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of Florida Progress Corporation as of February 28, 2001 was $-0-. All of the common stock of Florida Progress Corporation is owned by Progress Energy, Inc.

As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of Florida Power Corporation as of January 31, 2001 was $-0-. All of the common stock of Florida Power Corporation is owned by Florida Progress Corporation.

As of January 31, 2001, each registrant had the following shares of common stock outstanding:


         Registrant                                  Description                                   Shares
         ----------                                  -----------                                   ------
Florida Progress Corporation                Common Stock (without par value)                     98,616,658
Florida Power Corporation                   Common Stock (without par value)                            100

                                TABLE OF CONTENTS
                                -----------------


GLOSSARY

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

                                     PART I.

ITEM 1.   BUSINESS

ITEM 2.   PROPERTIES

ITEM 3.   LEGAL PROCEEDINGS

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

                                    PART II.

ITEM 5.   MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

ITEM 6.   SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined FORM 10-K are defined below:


       TERM                                                   MEANING
       ----                                                   -------

AFUDC.....................................Allowance for funds used during construction
AOC.......................................Administrative Order on Consent
AST.......................................Advanced Separation Technologies
Btu.......................................British thermal units
CAAA......................................Clean Air Act Amendments of 1990
CERCLA or Superfund.......................Comprehensive Environmental Response Compensation & Liability Act
CVO.......................................Contingent Value Obligation
Company or Florida Progress...............Florida Progress Corporation
CP&L......................................Carolina Power and Light Company
CP&L Energy...............................CP&L Energy, Inc.
CR3.......................................Florida Power's nuclear generating plant, Crystal River Unit No. 3
DOE.......................................United States Department of Energy
EBITDA....................................Earnings before Interest, Taxes, Depreciation and Amortization
Electric Fuels............................Electric Fuels Corporation
EMF.......................................electromagnetic fields, or electric and magnetic fields
EPA.......................................United States Environmental Protection Agency
ERISA.....................................Employee Retirement Income Security Act of 1974
Energy Ventures...........................Progress Energy Ventures
FASB......................................Financial Accounting Standards Board
FDEP......................................Florida Department of Environmental Protection
FERC......................................Federal Energy Regulatory Commission
Financial Statements......................Florida Progress'  Financial Statements
                                          and Florida Power's Financial Statements, for the year
                                          ended December 31, 2000 contained under Item 8 herein
Florida Power or the utility..............Florida Power Corporation
Florida Progress or the Company...........Florida Progress Corporation
FPSC......................................Florida Public Service Commission
FRCC......................................Florida Reliability Coordinating Council
Funding Corp..............................Florida Progress Funding Corporation
Georgia Power.............................Georgia Power Company
IRS.......................................Internal Revenue Service
KV........................................Kilovolts
kVA.......................................Kilovolt Amperes
LTIP......................................Florida Progress Long-Term Incentive Plan
MD&A......................................Management's Discussion and Analysis of Financial Condition
                                          and Results of Operations
MEMCO.....................................MEMCO Barge Line, Inc.
MGP.......................................Manufactured Gas Plant
Mid-Continent.............................Mid-Continent Life Insurance Company
MW........................................megawatts
NEIL......................................Nuclear Electric Insurance Limited
NERC......................................North American Electric Reliability Council
NPL.......................................National Priorities List
NRC.......................................United States Nuclear Regulatory Commission
PLR.......................................Private Letter Ruling
Preferred Securities......................7.10% Cumulative Quarterly Income Preferred Securities, Series A, of
                                          FPC Capital I, fully and unconditionally guaranteed by Florida
                                          Progress
Preferred Stock...........................Florida Power Cumulative Preferred Stock, $100 par value
Progress Capital..........................Progress Capital Holdings, Inc.
Progress Energy...........................Progress Energy, Inc.
Progress Rail.............................Progress Rail Services Corporation
Progress Telecom..........................Progress Telecommunications Corporation
PRP.......................................potentially responsible party, as defined in CERCLA
PUHCA.....................................Public Utility Holding Company Act of 1935, as amended
PURPA.....................................Public Utility Regulatory Policies Act of 1978

The following abbreviations or acronyms used in the text of this combined FORM 10-K are defined below:


       TERM                                                   MEANING
       ----                                                   -------

QFs.......................................Qualifying facilities
Retirement Plan...........................Florida Progress Corporation Retirement Plan for Exempt and
                                          Nonexempt Employees
RI/FS.....................................Remedial Investigation and Feasibility Study
RTO.......................................Regional Transmission Organization
SEC.......................................United States Securities and Exchange Commission
SECI......................................Seminole Electric Cooperative Inc.
Section 29................................Section 29 of the Internal Revenue Service Code
Seminole or Seminole Electric.............Seminole Electric Cooperative, Inc.
SERP......................................Florida Progress Corporation Supplemental Executive Retirement Plan
SFAS......................................Statements of Financial Accounting Standards
SNF.......................................spent nuclear fuel
TECO......................................Tampa Electric Company
the Trust.................................FPC Capital I
Title IV..................................Title IV, Acid Rain Control
TSR.......................................Total Shareholder Return
TRI.......................................Toxic Release Inventory

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

The matters discussed throughout this FORM 10-K that are not historical facts are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

Examples of forward-looking statements include, but are not limited to, statements under the following headings in Management's Discussion and Analysis:
1) "Liquidity and Capital Resources" about estimated capital requirements through the year 2003 and future financing plans and 2) "Other Matters" about the effects of new environmental regulations, nuclear decommissioning costs and the effect of electric utility industry restructuring.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission, the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Energy, the Florida Public Service Commission), particularly legislative and regulatory initiatives that may impact the speed and degree of the restructuring of the electricity industry; the outcome of legal and administrative proceedings before our courts and principal regulators; risks associated with operating nuclear power facilities, availability of nuclear waste storage facilities, and nuclear decommissioning costs; changes in the economy of areas served by Florida Power; the extent to which we are able to obtain adequate and timely rate recovery of costs, including potential stranded costs arising from the restructuring of the electricity industry; weather conditions and catastrophic weather-related damage; general industry trends, realization of cost savings related to synergies resulting from the acquisition by Progress Energy, increased competition from energy and gas suppliers, and market demand for energy; inflation and capital market conditions; the success of our direct and indirect subsidiaries; the extent to which we are able to use tax credits associated with the operations of the synthetic fuel facilities; and unanticipated changes in operating expenses and capital expenditures.

All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of the Company. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on the Company.

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL
-------

COMPANY
-------

Florida Progress Corporation (Florida Progress or the Company, which term includes consolidated subsidiaries unless otherwise indicated) is a wholly-owned subsidiary of Progress Energy, Inc. (Progress Energy), a registered holding company under the Public Utility Holding Company Act (PUHCA) of 1935. Progress Energy and its subsidiaries, including Florida Progress, are subject to the regulatory provisions of the PUHCA. Florida Progress is the parent company of Florida Power Corporation (Florida Power or the utility) and certain other subsidiaries. Progress Energy controls Florida Power Corporation and the other Florida Progress subsidiaries through its ownership of Florida Progress.

On November 30, 2000, the acquisition of Florida Progress by CP&L Energy, Inc. (CP&L Energy) became effective. On December 4, 2000, the consolidated company was renamed Progress Energy.

Florida Progress' revenues for the year ended December 31, 2000, were $4.5 billion, and assets at year-end were $6.5 billion. Its principal executive offices are located at 410 South Wilmington Street, Raleigh, North Carolina 27601-1748, telephone number (919) 546-6111. Information about Florida Progress and its subsidiaries can be found at Progress Energy's home page on the Internet's World Wide Web at http://www.progress-energy.com, the contents of which are not a part of this document. Florida Progress was incorporated in Florida on January 21, 1982.

Florida Progress defines its principal business segments as utility and diversified operations. Florida Power, Florida Progress' largest subsidiary, is the utility segment and encompasses all regulated public utility operations (See
Item 1 "Business - Utility Operations - Florida Power"). Progress Capital Holdings, Inc. (Progress Capital) is the downstream holding company for Florida Progress' diversified subsidiaries, which provides financing for the non-utility operations. The diversified operations segment includes Electric Fuels Corporation (Electric Fuels), an energy and transportation company. The three primary segments of Electric Fuels are: Energy and Related Services, Rail Services, and Inland Marine Transportation. (See Item 1 "Business-Diversified Operations.") Progress Energy has hired a financial adviser to assist Florida Progress in evaluating its strategic alternatives with respect to two of these business segments, Rail Services and Inland Marine Transportation. For information concerning the revenues, operating profit and assets attributable to Florida Progress' business segments, see Note 13 to Florida Progress' financial statements and Florida Power's financial statements for the year ended December 31, 2000, contained herein under Item 8 (the "Financial Statements").

ACQUISITION
-----------

On November 30, 2000, CP&L Energy, which subsequently changed its name to Progress Energy, acquired all of the outstanding shares of Florida Progress' common stock in accordance with the Amended and Restated Plan of Exchange, including the related Plan of Share Exchange, dated as of August 22, 1999, as amended and restated as of March 3, 2000, among CP&L Energy, Florida Progress and Carolina Power & Light Company (CP&L). Florida Progress Shareholders received $54.00 in cash or shares of Progress Energy common stock having a value of $54.00, subject to proration, and one contingent value obligation (CVO) in exchange for each of their shares of Florida Progress common stock. The exchange ratio for the shares of Progress Energy common stock issued to Florida Progress shareholders was 1.3473. Each CVO represents the right to receive contingent payments based upon the net after-tax cash flow to Progress Energy generated by four synthetic fuel facilities purchased by subsidiaries of Florida Progress in 1999.

Progress Energy has hired a financial adviser to assist Florida Progress in evaluating its strategic alternatives with respect to two of Electric Fuels' business segments, Rail Services and Inland Marine Transportation.

Pursuant to the SEC's order dated November 27, 2000, Progress Energy has committed to divest of certain immaterial non-utility businesses. Progress Energy has also agreed to file a response or responses with the SEC by November 30, 2001 that will either provide a legal basis for retaining certain other non-utility businesses or a commitment to divest of those businesses. On March 22, 2001, Progress Energy and the Company filed a post effective amendment requesting an SEC order to divest of certain holdings of EFC.

ENVIRONMENTAL
-------------

General

In the areas of air quality, water quality, control of toxic substances and hazardous and solid wastes and other environmental matters, the Company is subject to regulation by various federal, state and local authorities. The Company considers itself to be in substantial compliance with those environmental regulations currently applicable to its business and operations and believes it has all necessary permits to conduct such operations. Environmental laws and regulations constantly evolve and the ultimate costs of compliance cannot always be accurately estimated.

Clean Air Legislation

The 1990 amendments to the Clean Air Act require substantial reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fueled electric generating plants. The Clean Air Act required Florida Power to meet more stringent provisions effective January 1, 2000. The Company meets the sulfur dioxide emissions requirements by fuel switching and maintaining sufficient sulfur dioxide emission allowances. Installation of additional equipment was necessary to reduce nitrogen oxide emissions. Increased operation and maintenance costs, including emission allowance expense, installation of additional equipment and increased fuel costs are not expected to be material to the financial position or results of operations of the Company.

The U.S. Environmental Protection Agency (EPA) has been conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. Florida Power has recently been asked to provide information to the EPA as part of this initiative and has cooperated in providing the requested information. The EPA has initiated enforcement actions against other utilities as part of this initiative, some of which have resulted in or may result in settlement agreements calling for expenditures, ranging from $1.0 billion to $1.4 billion. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related costs through rate adjustments. The Company cannot predict the outcome of this matter.

Superfund

The provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), authorize the EPA to require the clean up of hazardous waste sites. This statute imposes retroactive joint and several liability. Some states have similar types of legislation. There are presently several sites with respect to which the Company has been notified by the EPA, the State of Florida or other state agencies with respect to its potential liability, as described below in greater detail.

Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under various federal and state laws. The lead or sole regulatory agency that is responsible for a particular former coal tar site depends largely upon the state in which the site is located. There are several manufactured gas plant (MGP) sites to which Florida Power has some connection. In this regard, Florida Power, with other potentially responsible parties, is participating in investigating and, if necessary, remediating former coal tar sites with several regulatory agencies, including, but not limited to, the EPA and the Florida Department of Environment and Protection (FDEP). Although Florida Power may incur costs at these sites about which it has been notified, based upon current status of these sites, Florida Power does not expect those costs to be material to the financial position or results of operations of the Florida Power.

The Company is periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. Although the Company may incur costs at the sites about which they have been notified, based upon the current status of these sites, the Company does not expect those costs to be material to the financial position or results of operations of the Company.

Other Environmental Matters

Florida Power has filed claims with the Company's general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have settled and others are still pending. While management cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the financial position or results of operations.

UTILITY OPERATIONS - FLORIDA POWER
----------------------------------

GENERAL
-------

Florida Power was incorporated in Florida in 1899, and is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity. Florida Power has a total summer generating capacity (including jointly-owned capacity) of 8,012 megawatts (MW). In 2000, the utility accounted for 65% of Florida Progress' consolidated revenues, 76% of its assets and 81% of its income before merger-related and impairment charges.

Florida Power provided electric service during 2000 to an average of 1.4 million customers in west central Florida. Its service area covers approximately 20,000 square miles and includes the densely populated areas around Orlando, as well as the cities of St. Petersburg and Clearwater. Florida Power is interconnected with 20 municipal and 9 rural electric cooperative systems. Major wholesale power sales customers include Seminole Electric Cooperative, Inc. (Seminole) and, Florida Municipal Power Agency. For further information with respect to rates, see Note 14 to the Financial Statements.

BILLED ELECTRIC REVENUES
------------------------

Florida Power's electric revenues billed by customer class, for the last three years, are shown as a percentage of total electric revenues in the table below:

                               BILLED ELECTRIC REVENUES

                  Revenue Class             2000            1999           1998
                  -------------             ----            ----           ----
                  Residential                53%            54%             55%
                  Commercial                 24%            24%             23%
                  Industrial                  8%             8%              8%
                  Other retail                5%             5%              6%
                  Wholesale                  10%             9%              8%

Important industries in the territory include phosphate and rock mining and processing, electronics design and manufacturing and citrus and other food processing. Other important commercial activities are tourism, health care, construction and agriculture.

FUEL AND PURCHASED POWER
------------------------

General

Florida Power's consumption of various types of fuel depends on several factors, the most important of which are the demand for electricity by Florida Power's customers, the availability of various generating units, the availability and cost of fuel and the requirements of federal and state regulatory agencies. Florida Power's energy mix for the last three years is presented in the following table:

                               ENERGY MIX PERCENTAGES

                      Fuel Type                  2000         1999         1998
                      ---------                  ----         ----         ----
                      Coal (1)                    34%         35%           38%
                      Oil                         15%         17%           20%
                      Nuclear                     15%         14%           15%
                      Gas                         14%         13%            6%
                      Purchased Power             22%         21%           21%

(1) Includes synthetic fuel and pet coke.

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

Florida Power's average fuel costs per million British thermal units (Btu) for each year of the three-year period ended December 31, 2000, were as follows:

                                AVERAGE FUEL COST
                                (per million Btu)

                                              2000           1999         1998
                                              ----           ----         ----
                   Coal (1)                   $1.89          $1.86        $1.89
                   Oil (2)                     4.15           2.36         2.18
                   Nuclear                      .47            .43          .46
                   Gas (2)                     4.32           3.18         3.22
                   Weighted Average            2.46           1.91         1.81

(1)  Includes synthetic fuel and pet coke.

(2) The unit price for oil and gas increased significantly from 1999 to 2000 due to market conditions. Since these costs are recovered through recovery clauses established by regulators, the increase does not affect net income.

Coal

Florida Power anticipates a combined requirement of approximately 5.5 million to
6.0 million tons of coal and synthetic fuel in 2001. Most of the coal is expected to be supplied from the Appalachian coal fields of the United States. Approximately two-thirds of the fuel is expected to be delivered by rail and the remainder by barge. The fuel is supplied by Electric Fuels pursuant to contracts between Florida Power and Electric Fuels, which expire in 2002 and 2004. (See
Note 15 to the Financial Statements.)

For 2001, Electric Fuels has long-term contracts with various sources for approximately 38% of the fuel requirements of Florida Power's coal units. These long-term contracts have price adjustment provisions. Electric Fuels expects to acquire the remainder in the spot market and under short-term contracts. Electric Fuels does not anticipate any problems obtaining the remaining Florida Power requirements for 2001 through short-term contracts and purchases in the spot market. (See Note 15 to the Financial Statements.)

Oil and Gas

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

Nuclear

Nuclear fuel is processed through four distinct stages. Stages I and II involve the mining and milling of the natural uranium ore to produce a concentrate and the conversion of this uranium concentrate into uranium hexafluoride. Stages III and IV entail the enrichment of the uranium hexafluoride and the fabrication of the enriched uranium hexafluoride into usable fuel assemblies.

Florida Power expects to meet its future nuclear fuel requirements from inventory on hand and amounts received under contract. Although Florida Power cannot predict the future availability of uranium and nuclear fuel services, Florida Power does not currently expect to have difficulty obtaining uranium oxide concentrate and the services necessary for its conversion, enrichment and fabrication into nuclear fuel.

Purchased Power

Florida Power, along with other Florida utilities, buys and sells economy power through the Florida energy brokering system. Florida Power also purchases 1,300 MW of power under a variety of purchase power agreements. As of December 31, 2000, Florida Power had long-term contracts for the purchase of about 460 MW of purchased power with other investor-owned utilities, including a contract with The Southern Company for approximately 400 MW. Florida Power also purchased 831 MW of its total capacity from certain qualifying facilities (QFs). The capacity currently available from QFs represents approximately 10% of Florida Power's total installed system capacity. (See Item 2 "Properties - Utility Operations,"
Item 7 "MD&A - Fuel, Purchased Power and Energy Conservation Costs" and Note 15 to the Financial Statements.)

COMPETITION
-----------

Electric Industry Restructuring

Florida Power continues to monitor progress toward a more competitive environment and has actively participated in regulatory reform deliberations in Florida. Movement toward deregulation in this state has been affected by recent developments related to deregulation of the electric industry in California.

On January 31, 2001, the Florida 2020 Study Commission voted to forward a "proposed outline for wholesale restructuring" to the Florida legislature for its consideration in the 2001 session. The legislative session begins during the first week of March and concludes during the first week of May. The wholesale restructuring outline is intended to facilitate the evolution of a more robust wholesale marketplace in Florida. The current proposal includes several key provisions such as independent power producers would be allowed to compete in the Florida wholesale market, existing base rates would be frozen for three years and generating assets owned by regulated utilities would be transferred to affiliates at net book value among others. The study commission has a deadline of December 2001 to propose recommendations with respect to retail restructuring.

Regional Transmission Organizations

On December 20, 1999, Federal Energy Regulatory Commission (FERC) issued Order No. 2000 on Regional Transmission Organizations (RTO). The Order required public utilities that own, operate or control interstate electricity transmission facilities to have filed, by October 2000, either a proposal to participate in an RTO or an alternative filing describing efforts and plans to participate in an RTO.

In October 2000, Florida Power, along with Florida Power & Light Company and Tampa Electric Company, filed with FERC an application for approval of an RTO for peninsular Florida, currently named GridFlorida. On January 10, 2001, FERC rendered a positive order on certain aspects of the GridFlorida RTO application, specifically governance and certain financial obligations. The three companies are continuing to make progress towards the development of GridFlorida.

Merchant Plants

In August 1998, Duke Energy filed a petition to build Florida's first merchant power plant, a 514-megawatt facility to be located in Volusia County, Florida. The plant would provide 30 megawatts of energy to the Utilities Commission of the City of New Smyrna Beach and the remaining capacity would be available for wholesale sales.

In a move Florida Power believed to be contrary to the existing state law, the Florida Public Service Commission (FPSC) granted Duke Energy's petition. Florida Power and other Florida utilities filed an appeal of the FPSC's decision with the Florida Supreme Court. In April 2000, the Florida Supreme Court ruled in favor of Florida Power and other utilities and reversed the FPSC's order. In December 2000, Duke Energy filed a petition for certiorari with the U.S. Supreme Court. On March 5, 2001, the U.S. Supreme Court denied Duke Energy's petition for certiorari.

Franchise Agreements

By virtue of state and municipal legislation, Florida Power holds franchises with varying expiration dates in most of the municipalities in which it distributes electric energy. However, Florida Power does serve within a number of municipalities and in all its unincorporated areas without existing franchise ordinances. Approximately 37% of Florida Power's total utility revenues for 2000 were from the incorporated areas of the 109 municipalities that have enacted franchise ordinances. The general effect of these franchises is to provide for the manner in which Florida Power occupies rights-of-way in incorporated areas of municipalities for the purpose of constructing, operating and maintaining an energy transmission and distribution system. All but three of the existing franchises cover a 30-year period from the date enacted. The exceptions are two franchises each with a term of 10 years and expiring in 2001 and 2005, and a franchise with a term of 20 years expiring in 2020. Of the 109 franchises, 17 expire during 2001, 12 expire during 2002, 20 expire between January 1, 2003 and December 31, 2012 and 60 expire between January 1, 2013 and December 31, 2030. Ongoing negotiations are taking place with the municipalities to reach an agreement on franchise terms and to enact new franchise ordinances. In addition to the regulation of rights-of-way, quality of service and flexible terms that anticipate retail competition are among the factors considered by municipalities negotiating new franchise ordinances.

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

Assessing the amount of stranded costs for a utility requires various assumptions about future market conditions including the future price of electricity. For Florida Power, the single largest stranded cost exposure is its commitment to QFs.

Florida Power has taken a proactive approach to this industry issue. Since 1996, Florida Power has been seeking ways to address the impact of escalating payments from contracts it was obligated to sign under provisions of Public Utility Regulatory Policies Act of 1978 (PURPA).

These efforts have resulted in Florida Power successfully mitigating, through buy-outs and buy-downs of these contracts, more than 25% of its purchased power commitments to QFs.

REGULATORY MATTERS
------------------

General

Florida Power is subject to the jurisdiction of the FPSC with respect to retail rates and the issuance of securities among other things. In addition, Florida Power is subject to regulation by FERC with respect to transmission and sales of wholesale power, accounting and certain other matters. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service including a reasonable rate of return on its equity. Increased competition, as a result of industry restructuring, may affect the ratemaking process. (See Item 7 "MD&A - Electric Industry Restructuring.")

Florida Power has previously entered into a stipulation agreement committing several parties not to seek any reduction in Florida Power's base rates or authorized range of return on equity. That agreement expires on June 30, 2001.

On July 7, 2000, the FPSC opened a docket to review Florida Power's earnings including the effects of the acquisition by Progress Energy. The FPSC's decision expected by late March 2001 has been deferred. Florida Power has agreed that if the FPSC subsequently takes formal action under the interim rate statute, the effective date of that action will be March 13, 2001. The Company cannot estimate the impact if any, at this time.

Retail Rates

The FPSC authorizes retail "base rates" that are designed to provide a utility with the opportunity to earn a specific rate of return on its "rate base", or average investment in utility plant. These rates are intended to cover all reasonable and prudent expenses of utility operations and to provide investors with a fair rate of return. The FPSC has authorized a return on equity range for Florida Power of 11-13% and its retail base rates are based on the mid-point of that range - 12%.

Other Matters

In December 2000, Florida Power received approval from the FPSC to establish a regulatory liability to defer 2000 revenues for disposition by April 2, 2001. (See Note 14 to the Financial Statements.)

NUCLEAR MATTERS
---------------

Florida Power has one nuclear generating plant, CR3, which is subject to regulation by the Nuclear Regulatory Commission (NRC). The NRC's jurisdiction encompasses broad supervisory and regulatory powers over the construction and operation of nuclear reactors, including matters of health and safety, antitrust considerations and environmental impact. Florida Power has a license to operate the nuclear plant through December 3, 2016. Plans are in place to request the extension of the CR3 operating license in 2005. In May 2000, the NRC consented to the indirect transfer of control of the CR3 operating license that occurred as a result of the acquisition by Progress Energy. Florida Power currently has a 91.8% ownership interest in CR3. (See Note 7 to the Financial Statements.)

Spent nuclear fuel is stored at CR3 pending disposal under a contract with the United States Department of Energy (DOE). (See Note 7 to the Financial Statements.) At the present time, Florida Power has facilities on site for the temporary storage of spent nuclear fuel generated through the year 2011. Florida Power plans to expand the capacity of its facilities on site in 2001, to allow for the temporary storage of spent nuclear fuel generated through the end of the license in 2016.

Enrichment Facilities Decontamination

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

To date, Florida Power has paid more than $13 million in special assessments, and if continued throughout the anticipated fifteen-year life, the special assessments would increase the cost of Florida Power's contracts by more than $23 million. Florida Power seeks an order declaring that all such special assessments are unlawful, and an injunction prohibiting the government from collecting future special assessments, and damages of approximately $9.5 million, plus interest.

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

In February 1999, the court granted Florida Power's motion to stay the Claims Court action, pending resolution of the District Court case. In April 1999, the District Court ruled that it had subject matter jurisdiction, and denied the Government's motion to transfer the action to the Claims Court. The Government appealed the decision to the U.S. Court of Appeals for the Federal Circuit, which affirmed the District Court ruling. The Government filed for rehearing in January 2001.

EMPLOYEES
---------

As of February 28, 2001, Florida Power had approximately 4,300 regular full-time employees. The International Brotherhood of Electrical Workers represents approximately 2,100 of these full-time employees. The current union contract was ratified in December 1999 and expires in December 2002.

DIVERSIFIED OPERATIONS
----------------------

GENERAL
-------

Florida Progress' diversified operations are owned directly or indirectly through Progress Capital, a Florida corporation and wholly-owned subsidiary of Florida Progress. Progress Capital holds the capital stock of, and provides funding for, Florida Progress' non-utility subsidiaries. Its primary subsidiary is Electric Fuels.

Formed in 1976, Electric Fuels is an energy and transportation company with operations organized into three business units. Electric Fuels' energy and related services business unit supplies coal to Florida Power's Crystal River Energy Complex and other utility and industrial customers. This business unit also produces and sells natural gas and synthetic fuel along with operating terminal services and offshore marine transportation. Electric Fuels also manages all of Progress Energy's synthetic fuel facilities. Electric Fuels' inland marine transportation business unit, MEMCO Barge Line, Inc. (MEMCO), transports coal and dry-bulk cargoes primarily on the Mississippi, Illinois and Ohio rivers. The rail services business unit, led by Progress Rail Services Corporation (Progress Rail), is one of the largest integrated processors and suppliers of railroad materials in the country. With operations in 24 states, Canada and Mexico, Progress Rail offers a full range of railcar parts, maintenance-of-way equipment, rail and other track material, railcar repair facilities, railcar scrapping and metal recycling as well as railcar sales and leasing.

Progress Energy has hired a financial adviser to assist Florida Progress in evaluating its strategic alternatives with respect to two of Electric Fuels' business segments, the Inland Marine Transportation segment and the Rail Services segment. The Inland Marine Transportation group is led by MEMCO and the Rail Services group is led by Progress Rail.

In October 1998, Florida Progress formed a new subsidiary, Progress Telecommunications Corporation (Progress Telecom). Progress Telecom owns and operates a voice and data fiber network that stretches from Washington, D.C. to Miami, Florida and conducts primarily as a carrier's carrier business. Progress Telecom markets wholesale fiber-optic-based capacity service in the Southeastern United States to long-distance carriers, internet service providers and other telecommunications companies. Progress Telecom also markets wireless structure attachments to wireless communication companies and governmental entities. As of December 31, 2000, Progress Telecom owned and managed approximately 4,000 route miles and approximately 115,000 fiber miles of fiber optic cable.

COMPETITION
-----------

Florida Progress' non-utility subsidiaries compete in their respective marketplaces in terms of price, quality of service, location and other factors. Electric Fuels competes in several distinct markets: its coal and synthetic fuel operations compete in the eastern United States utility and industrial coal markets; its marine transportation and barge operations compete in the coal, grain and bulk products transportation markets on the Ohio, Illinois and lower Mississippi rivers; its marine equipment repair business competes in the inland river and gulf coast repair markets; and its rail operations compete in the railcar repair, parts and associated services markets primarily in the eastern United States, but also in the midwest and west. Factors contributing to Electric Fuels' success in these markets include a competitive cost structure, strategic locations and, in the case of its marine transportation operations, a modern fleet. There are, however, numerous competitors in each of these markets, although no one competitor is dominant in any industry. The business of Electric Fuels and its subsidiaries, taken as a whole, is not subject to significant seasonal fluctuation. Progress Telecom competes with other providers of fiber-optic telecommunications services, including local exchange carriers and competitive access providers, primarily in Florida. (For further information with respect to Florida Progress' non-utility subsidiaries and competition, see
Item 7 "MD&A - Diversified Operations.")

EMPLOYEES
---------

As of February 28, 2001, Progress Capital and its subsidiaries had approximately 4,800 regular full-time employees.

ITEM 2.  PROPERTIES
-------------------

GENERAL
-------

Florida Progress believes that its physical properties and those of its subsidiaries are adequate to carry on its and their businesses as currently conducted. Florida Progress and its subsidiaries maintain property insurance against loss or damage by fire or other perils to the extent that such property is usually insured.

UTILITY OPERATIONS
------------------

As of December 31, 2000, the total summer generating capacity (including jointly-owned capacity) of Florida Power's generating facilities was 8,012 MW. This capacity was generated by 13 steam units with a capacity of 4,716 MW, two combined cycle units with a capacity of 689 MW and 47 combustion turbine units with a capacity of 2,607 MW. Florida Power's generating plants (all located in Florida) and their capacities at December 31, 2000, were as follows:


                                                                                                         Summer Net
                                                                                                          Maximum
                        Primary/                  1st Year of              Combined     Combustion       Dependable
                        Alternate     Location     Commercial     Steam      Cycle        Turbine         Capacity
       Plants             Fuel        (County)     Operation       MW         MW            MW               MW
------------------------------------------------------------------------------------------------------ ---------------
Crystal River:                      Citrus
  Unit #1             Coal                             1966        379          --            --             379
  Unit #2             Coal                             1969        486          --            --             486
  Unit #3 *           Uranium                          1977        834          --            --             834
  Unit #4             Coal                             1982        720          --            --             720
  Unit #5             Coal                             1984        717          --            --             717
                                                                ----------                             ---------------
                                                                  3,136                                    3,136

Anclote               Oil/Gas       Pasco              1974        993          --            --             993
Bartow                Oil/Gas       Pinellas           1958        444          --           187             631
Suwannee River        Oil/Gas       Suwannee           1953        143          --           164             307
Hines Unit 1          Gas/Oil       Polk               1999        --          482            --             482
Tiger Bay             Gas           Polk               1997        --          207            --             207
Avon Park             Oil/Gas       Highlands          1968        --           --            52              52
Bayboro               Oil           Pinellas           1973        --           --           184             184
DeBary                Oil/Gas       Volusia            1975        --           --           667             667
Higgins               Gas           Pinellas           1969        --           --           122             122
Intercession City **  Oil/Gas       Osceola            1974        --           --         1,029           1,029
Rio Pinar             Oil           Orange             1970        --           --            13              13
Turner                Oil           Volusia            1970        --           --           154             154
University of Fla.    Gas           Alachua            1994        --           --            35              35
                                                                -------------------------------------- ---------------

                                                                  4,716        689         2,607           8,012
                                                                ====================================== ===============


     * Represents 100% gross of co-owners total plant capacity. Florida Power's ownership percentage is 91.8%.

     ** Florida Power and Georgia Power Company (Georgia Power) are co-owners of a 143 MW advanced combustion turbine located at Florida Power's Intercession City site. Georgia Power has the exclusive right to the output of this unit during the months of June through September. Florida Power has that right for the remainder of the year.

As of December 31, 2000, including both the total generating capacity of 8,012 MW and the total firm contracts for purchased power of approximately 1,300 MW (as identified in Item 1 under the heading "Purchased Power"), Florida Power had total capacity resources of approximately 9,312 MW.

Substantially all of Florida Power's utility plant is pledged as collateral for Florida Power's First Mortgage Bonds.

As of December 31, 2000, Florida Power distributed electricity through 359 substations with an installed transformer capacity of 51,557,000 kilovolt amperes (KVA). Of this capacity, 36,658,000 KVA is located in transmission substations and 14,899,000 KVA in distribution substations. Florida Power has the second largest transmission network in Florida. Florida Power has 4,688 circuit miles of transmission lines, of which 2,642 circuit miles are operated at 500, 230, or 115 kilovolts (KV) and the balance at 69 KV. Florida Power has 26,801 circuit miles of distribution lines, which operate at various voltages ranging from 2.4 to 25 KV.

DIVERSIFIED OPERATIONS
----------------------

Electric Fuels owns and/or operates approximately 6,000 railcars, 100 locomotives, 1,200 river barges and 20 river towboats that are used for the transportation and shipping of coal, steel and other bulk products. Through joint ventures, Electric Fuels has four oceangoing tug/barge units. An Electric Fuels subsidiary, through another joint venture, owns one-third of a large bulk products terminal located on the Mississippi River south of New Orleans. The terminal handles coal and other products. Electric Fuels provides dry-docking and repair services to towboats, offshore supply vessels and barges through operations it owns near New Orleans, Louisiana. Certain river barges and tug/barge units owned or operated by Electric Fuels are subject to liens in favor of certain lenders.

Electric Fuels controls, either directly or through subsidiaries, coal reserves located in eastern Kentucky and southwestern Virginia. Electric Fuels owns properties that contain estimated coal reserves of approximately 2 million tons and controls, through mineral leases, additional estimated coal reserves of approximately 22 million tons. The reserves controlled by Electric Fuels include substantial quantities of high quality, low sulfur coal that is appropriate for use at Florida Power's existing generating units. Electric Fuels' total production of coal during 2000 was approximately 3.7 million tons.

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

An Electric Fuels subsidiary owns a majority interest in a partnership, located in eastern Kentucky, which produces synthetic fuel from three facilities. Another Electric Fuels subsidiary has a minority interest in two other synthetic fuel facilities located in West Virginia. In 1999, Electric Fuels subsidiaries purchased four additional synthetic fuel facilities. Two of the facilities were relocated and began operations at Electric Fuels coal mines in Kentucky and Virginia in 1999. The other two facilities were relocated and began operation at river terminal locations in West Virginia during 2000. Also during 2000, Progress Energy Ventures, a wholly-owned subsidiary of Progress Energy, purchased 90% interests in two of these four recently acquired facilities.

A subsidiary of Electric Fuels has acquired oil and gas leases on about 20,000 acres in Garfield and Mesa Counties, Colorado, containing proven natural gas net reserves of 60.7 billion cubic feet. This subsidiary currently operates 54 gas wells on the properties. Electric Fuels' natural gas production in 2000 was 4.8 billion cubic feet.

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

Progress Telecom provides wholesale telecommunications services throughout the Southeastern United States. Progress Telecom incorporates approximately 115,000 fiber miles in its network including over 100 Points-of-Presence.

As a result of the acquisition by Progress Energy, Progress Telecom now manages the fiber optic network of Caronet, Inc. (Caronet), a subsidiary of Progress Energy, stretching from Atlanta to Washington, D. C. Progress Telecom plans to combine its fiber network with Caronet's fiber network in 2001.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

1. NCP Lake Power, Inc. v. Florida Power Corporation, Florida Circuit Court, Fifth Judicial Circuit for Lake County, Case No. 94-2354-CA-01

         In re: Petition for Declaratory Statement Regarding the Negotiated Contract for Purchase of Firm Capacity and Energy between Florida Power Corporation and Lake Cogen, LTD., Florida Public Service Commission, Docket No. 980509-EQ.

         Florida Power's purchased power contracts with qualifying facilities
         (QFs) employ separate pricing methodologies for capacity payments and energy payments. Florida Power has interpreted the pricing provision in its qualifying facility contracts to allow it to pay an as-available energy price rather than a higher firm energy price when the avoided unit upon which the contract is based would not have been operated.

         On October 21, 1994, NCP Lake Power, Inc. (Lake), a general partner of Lake Cogen, Ltd., filed the above-referenced suit against Florida Power asserting breach of its QF contract and requesting a declaratory judgment. In December 1996, Florida Power filed a petition with the FPSC seeking approval of a settlement agreement between Florida Power and Lake. In November 1997, the FPSC declined approval, finding the proposed settlement would exceed Florida Power's avoided costs.

         On April 9, 1998, Florida Power filed a petition with the FPSC for a Declaratory Statement that the contract between the parties limits energy payments thereunder to the avoided costs based upon an analysis of a hypothetical unit having the characteristics specified in the contract. In October 1998, the FPSC denied the petition. In January 1999, Florida Power filed a Notice of Appeal of this FPSC order with the Florida Supreme Court. Oral argument was heard in December 1999.

         Trial on Lake's action was held in Circuit Court in November and December 1998. In April 1999, the judge entered a non-final trial order. The judge granted Lake's breach of contract claim and ruled that Lake is entitled to receive "firm" energy payments during the on-peak hours, but for all other hours Lake is entitled to the "as-available" rate. The Court also ruled that for purposes of calculating damages, the breach of contract occurred at the inception of the contract. The judge denied Lake's breach of contract claim relating to a coal-pricing dispute, denied Lake's claim for injunctive relief and denied the Florida Power counterclaims. The court reserved jurisdiction to enable the parties to present evidence on damages. After hearing evidence on damages, in August 1999, the court issued a Final Judgment awarding Lake historic damages in the amount of $4,480,247. Lake filed a Notice of Appeal, and in September 1999, Florida Power filed a notice of cross appeal. The 5th District Court of Appeals heard oral argument in September 2000, and in an unusual action, the Court suggested that the parties again attempt mediation. The parties met but did not resolve their dispute.

         On January 26, 2001, the District Court of Appeals reversed the trial court's order and held that the contract requires Florida Power to pay Lake the firm energy rate for all hours that the avoided unit operates, less any maintenance shut-down hours. The District Court of Appeals remanded the case to the trial court for a new trial to determine the appropriate amount of damages consistent with the appellate court's ruling. Florida Power has sought rehearing of the District Court of Appeal's decision.

         (See Note 15 to the Financial Statements - Commitments and Contingencies - Legal Matters - Qualifying Facilities Contracts.)

2. Wanda L. Adams, et al. v. Florida Power Corporation and Florida Progress Corporation, U.S. District Court, Middle District of Florida, Ocala Division, Case No. 95-123-C.V.-OC-10.

         On October 13, 1995, Florida Power and Florida Progress were served with a multi-party lawsuit involving 17 former Florida Power employees. The plaintiffs generally alleged discrimination in violation of the Age Discrimination and Employment Act and wrongful interference with pension rights in violation of the Employee Retirement Income Security Act of 1974 ("ERISA") as a result of their involuntary terminations during Florida Power's reduction in force. While no dollar amount is specified, each Plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorney's fees. The Plaintiffs subsequently filed motions adding 39 additional plaintiffs.

         In November 1995, Florida Power filed its answer, a motion to dismiss Florida Progress, and a counterclaim against five of the plaintiffs who signed releases, promising, among other things, not to sue Florida Power with respect to matters involving their employment or termination. The counterclaim sought enforcement of the agreement, dismissal of plaintiffs' complaints, and an award of attorney's fees and costs of litigation.

         In October 1996, the court approved a joint stipulation to provisionally certify the case as a class action pursuant to the Age Discrimination in Employment Act. By May 28, 1997, the final day for individuals to "opt into" this action, 61 additional former employees elected to do so, for a total of 116 plaintiffs (although, as noted below, four of those plaintiffs have had their federal claims dismissed and 74 others have had their state age claims dismissed).

         In June 1998, the judge issued an order on several pending motions. The motion to dismiss Florida Progress was denied, but all the ERISA claims were dismissed and the state age claims of 5 plaintiffs were dismissed. The Motion to Dismiss 4 plaintiffs' federal age claims based on Statute of Limitations violations was granted.

         In December 1998, Florida Power and the plaintiffs engaged in informal settlement discussions, which were terminated on December 22, 1998. However, the plaintiffs have filed a motion to enforce a purported $11 million oral settlement agreement. Florida Power denied that such an agreement existed and filed responsive pleadings to that effect.

         In August 1999, the Court dismissed the state law claims of an additional 69 plaintiffs who executed releases upon termination (bringing the total number of state law claims dismissed to 74), granted the Florida Power motion to decertify the class, and denied the plaintiff's motion to enforce the alleged $11 million oral settlement agreement. In October 1999, the judge certified the question of whether the case should be tried as a class action to the Eleventh Circuit Court of Appeals for immediate appellate review. In December 1999, the Eleventh Circuit Court of Appeals agreed to review the judge's order decertifying the class, and oral arguments were held in January 2001.

         In anticipation of a potential ruling decertifying the case as a class action, in March 2000 the plaintiffs filed a motion with the District Court to reopen the case of Akin, et al. vs. Florida Power, which identified all opt-in plaintiffs as named plaintiffs, and to dismiss the Adams case. The Akin case was originally filed in an effort to preserve the litigation rights of the 61 plaintiffs who opted into the Adams case. The Court stayed the Akin case pending a ruling on Florida Power's motion to decertify the class.

         (See Note 15 to the Financial Statements - Commitments and Contingencies - Legal Matters - Age Discrimination Suit.)

3. Florida Power Corporation v. United States, U.S. Court of Federal Claims, Civil Action No. 96-702C.

         Consolidated Edison Co., et al v. United States, United States District Court, Southern District of New York, Case No. 98-CIV-4115

         The Company believes this proceeding does not meet the disclosure standards for this item, and thus will no longer be reported on.

         (For additional information see Item 1 - Business - Nuclear Matters-"Enrichment Facilities.")


4. State of Oklahoma, ex rel. John P. Crawford, Insurance Commissioner v. Mid-Continent Life Insurance Company, District Court of Oklahoma County, State of Oklahoma, Case No. CJ-97-2518-62

         State of Oklahoma, ex rel, John P. Crawford, Insurance Commissioner as Receiver for Mid-Continent Life Insurance Company v. Florida Progress Corporation, a Florida corporation, Jack Barron Critchfield, George Ruppel, Thomas Steven Krzesinski, Richard Korpan, Richard Donald Keller, James Lacy Harlan, Gerald William McRae, Thomas Richard Dlouhy, Andrew Joseph Beal and Robert Terry Stuart, Jr., District Court of Oklahoma County, State of Oklahoma, Case No. CJ-97-2518-62 (part of the same case noted above).

         Michael Farrimond, Pamela S. Farrimond, Angela Fry, Jowhna Hill, and Barbara Hodges, for themselves and all others similarly situated v. Florida Progress Corporation, a Florida corporation, Jack Barron Critchfield, George Ruppel, Thomas Steven Krzesinski, Richard Korpan, Richard Donald Keller, James Lacy Harlan, Gerald William McRae, Thomas Richard Dlouhy, Andrew Joseph Beal and Robert Terry Stuart, Jr., District Court of Oklahoma County, State of Oklahoma, Case No. CJ-99-130-65

         On April 14, 1997, John P. Crawford, the Oklahoma State Insurance Commissioner (Commissioner), received court approval to seize control as receiver of the operations of Mid-Continent Life Insurance Company (Mid-Continent). The Commissioner had alleged that Mid-Continent's reserves were understated by more than $125 million, thus causing Mid-Continent to be statutorily impaired. The Commissioner further alleged that Mid-Continent had violated Oklahoma law relating to deceptive trade practices in connection with the sale of its "Extra Life" insurance policies and was not entitled to raise premiums, a key element of Mid-Continent's plan to address the projected reserve deficiency. While sustaining the receivership, the court also ruled that premiums could be raised. Although both sides appealed the decision to the Oklahoma Supreme Court, those appeals were withdrawn in early 1999.

         In December 1997, the receiver filed a lawsuit (Receiver's Lawsuit) against Florida Progress, certain of its directors and officers, and certain former Mid-Continent officers, making a number of allegations and seeking access to Florida Progress' assets to satisfy policyholder and creditor claims. In April 1998, the court granted motions to dismiss the individual defendants, leaving Florida Progress as the sole remaining defendant in the lawsuit.

         A new Commissioner was elected in November 1998 and has worked with Florida Progress and others to develop a plan to rehabilitate Mid-Continent rather than pursue litigation against Florida Progress. Based on data through December 31, 1998, Florida Progress' actuarial estimate of the additional assets necessary to fund the reserve, after applying Mid-Continent's statutory surplus is in the range of $100 million. The amount put forth by the actuary hired by the former Commissioner was in the range of $350 million. Florida Progress believes that any estimate of the projected reserve deficiency would affect only the assets of Mid-Continent, because Florida Progress has legal defenses to any claims asserted against it.

         In January 1999, five Mid-Continent policyholders filed a purported class action (Policyholders' Lawsuit) against Mid-Continent and the same defendants named in the case filed by the former Commissioner. The complaint contains substantially the same factual allegations as those made by the former Commissioner. The suit asserts "Extra Life" policyholders have been injured as a result of representations made in connection with the sale of that policy. The suit seeks actual and punitive damages.

         On April 17, 2000, Florida Progress filed an answer in the purported policyholder class action. That answer denied all material allegations of the petition. On April 27, 2000, Florida Progress filed an amended answer and third party petition, which asserted claims for indemnity and contribution against John P. Crawford in his capacity as a prior actuary to Mid-Continent and Lewis & Ellis, Inc., the actuarial firm that designed the Mid-Continent "Extra Life" policy.

         Proposals for a plan of rehabilitation were received from various parties and opened in June 1999. In October 1999, the new Commissioner signed a letter of intent, subject to approval by the Oklahoma District Court, concerning the assumption of all policies of Mid-Continent. In a letter of intent in connection with the proposed plan of rehabilitation, Florida Progress agreed to assign all of Mid-Continent's stock to the receiver, and contribute $10 million to help offset future premium rate increases or coverage reductions, provided that, among other things, Florida Progress receives a full release from liability, and the receiver's action against Florida Progress is dismissed, with prejudice. The $10 million was proposed to be held in escrow by the Commissioner for a period of 10 years and invested for the benefit of the policyholders. Any proposed premium increases would have been offset by this fund until it was exhausted. The Mid-Continent plan was originally scheduled to be considered by the Oklahoma County District Court in December 1999, but the Court postponed its consideration in view of objections and questions raised by various parties. The Court ordered the filing of new proposals by May 2000. In December 1999, Florida Progress accrued an additional provision for loss of $10 million. The loss was more than offset by the recognition of tax benefits of approximately $11 million, related to the excess of the tax basis over the current book value of the investment in Mid-Continent, and thus, did not have a material impact on Florida Progress' consolidated financial position, results of operations, or liquidity. This benefit had not been recorded earlier due to uncertainties associated with the timing of the tax deduction.

         New proposals were submitted to the Commissioner and he recommended the proposal submitted by American Fidelity Assurance Company (American Fidelity). In September 2000, the Oklahoma County District Court began a hearing to approve the rehabilitation plan proposed by the Oklahoma Insurance Commissioner, under which American Fidelity would acquire Mid-Continent's policies. On September 26, 2000, the Court approved acquisition of the Mid-Continent policies by American Fidelity. In addition, Florida Progress reached a settlement to resolve the Policyholders' Lawsuit. Under the terms of the settlement, Florida Progress agreed to contribute an additional $7.5 million towards protecting policyholders in the event that future premium rate increases are necessary, and pay attorney's fees and expenses up to $4.875 million. Florida Progress also agreed with the Commissioner to provide approximately $.6 million to fund welfare benefits for retired Mid-Continent employees. Accordingly Florida Progress accrued $12.8 million in September 2000. The additional $7.5 million brings the total contribution to the fund by Florida Progress to $17.5 million. In the event that future premium rate increases are necessary, the $17.5 million, plus interest accrued, will offset increases until the fund is exhausted. Dismissal of the Receiver's Lawsuit is part of the settlement. The Policyholders' Lawsuit has been transferred to the rehabilitation court. On February 21, 2001, the Court approved the settlement of the Policyholders' Lawsuit and the dismissal of the Receiver's Lawsuit. Florida Progress considers this matter concluded for reporting purposes. (See Note 15 to the Financial Statements - Contingencies - Mid-Continent Life Insurance Company.)

5. Calgon Carbon Corporation v. Potomac Capital Investment Corporation, Potomac Electric Power Company, Progress Capital Holdings, Inc., and Florida Progress Corporation, United States District Court for the Western District of Pennsylvania, Civil Action No. 98-0072.

         Calgon Carbon Corporation (Calgon) filed a complaint on January 12, 1998, asserting securities fraud, breach of contract and other claims in connection with the sale to it by two of the defendants in December 1996 of their interests in Advanced Separation Technologies, Incorporated (AST), a corporation engaged in the business of designing and assembling proprietary separation equipment. Prior to closing, Progress Capital, a wholly-owned subsidiary of Florida Progress, owned 80% of the outstanding stock of AST and Potomac Capital Investment Corporation (an entity unaffiliated with Progress Capital or Florida Progress) owned 20%. Calgon paid Progress Capital an aggregate of approximately $57.5 million (producing net proceeds of approximately $56 million after certain fees and expenses) in respect of Progress Capital's share of AST's stock. Calgon claims that AST's assets and revenues were overstated and liabilities and expenses were understated for 1996. Calgon also alleges undisclosed facts relating to accounting methodology, poor products, manufacturing and quality control problems and undisclosed warranty claims. Calgon seeks damages, punitive damages and the right to rescind the purchase. The defendants have filed a motion for summary judgement, which is pending. As a result of documents recently produced by the plaintiff which Florida Progress believes undercut several of Calgon's claims, discovery has been reopened. Defendants will be allowed to supplement their motion. (See
         Note 15 to the Financial Statements - Commitments and Contingencies - Legal Matters - Advanced Separation Technologies.)

6. In Re: Joint Petition for Determination of Need for an Electrical Power Plant in Volusia County by the Utilities Commission, City of New Smyrna Beach, and Duke Energy New Smyrna Beach Power Company Ltd., L.L.P. Public Service Commission, Docket No. 981042-EM.

         The Company believes this proceeding does not meet the disclosure standards for this item, and thus will no longer be reported on.

7.       Lisa Fruchter, on behalf of herself and all others similarly situated
         v. Florida Progress Corporation; Richard Korpan; Clarence V. McKee; Richard A. Nunis; Jean Giles Wittner; Michael P. Graney; Joan D. Ruffier; Robert T. Stuart, Jr.; W. D. Frederick; and Vincent J. Naimoli. Circuit Court of the 6th Judicial Circuit in and for Pinellas County, Florida. Case No. 99-6167CI-20

         The Company believes this proceeding does not meet the standards for disclosure of this item, and thus will no longer be reported on.

8. Wallace Bentley, et al. v. City of Tallahassee, Interstate Fibernet, Inc. and Florida Power Corporation, Circuit Court for Leon County, Florida. Case No. 98-7107.

         In December 1998, Florida Power was served with this class action lawsuit seeking damages, declaratory and injunctive relief for the alleged improper use of electric transmission easements. The plaintiffs contend that the licensing of fiber optic telecommunications lines to third parties or telecommunications companies for other than Florida Power's internal use along the electric transmission line right-of-way exceeds the authority granted in the easements. In June 1999, plaintiffs amended their complaint to add Progress Telecom as a defendant and adding counts for unjust enrichment and constructive trust. In January 2000, the court conditionally certified the class statewide. In mediation held in March 2000, the parties reached a tentative settlement of this claim. In January 2001, the Court preliminarily approved the amended settlement agreement, certified the settlement class and approved the class notice. A final settlement hearing date is set for June 2001. If given final approval, the settlement would not have a material adverse impact on the financial position, results of operations or liquidity of Florida Power or Progress Telecom.

         (See Note 15 to the Financial Statements - Commitments and Contingencies - Legal Matters - Easement Litigation.)

9. In the Matter of CP&L Holdings, Inc. (n.k.a. Progress Energy) On Behalf of its Public Utility Subsidiaries and Florida Progress Corporation On Behalf of Its Public Utility Subsidiaries, Federal Energy Regulatory Commission Docket Nos. EC00-55-000 and ER00-1520-000.

         In February 2000, CP&L Holdings and Florida Progress filed with the FERC a petition seeking approval of their combination. An Order approving the combination was issued in July 2000. Tampa Electric Company (TECO) has filed a request with FERC asking that it clarify, or in the alternative, grant rehearing of its July Order. The request seeks two new ordering paragraphs. The first paragraph would require the companies to make a filing by October 15, 2000 for an RTO that is in compliance with FERC Order 2000, and that the combination cannot be consummated until the Commission issues an order that the filing is in compliance with Order 2000. The second paragraph would prohibit Florida Power from augmenting its uncommitted generating capacity for five years; other than to serve native load customers or existing firm wholesale transactions. The Company believes that there is no merit to either request, and that issues relating to RTO compliance with FERC Order 2000 belong in the FERC docket that will be opened when the Florida RTO files for FERC approval.

         Under the Federal Power Act, requests for rehearing are deemed to have been denied if they are not acted upon within 30 days. FERC may issue an order within the 30 day time period granting or denying the request in whole or in part, or issue a "tolling order" granting the rehearing solely for the purposes of reconsideration. Rehearing requests are sometimes "tolled" to allow FERC additional time in which to rule. If a rehearing request is tolled, FERC rules do not require it to rule on the merits of the request within any time period. The Federal Power Act provides, however, that requests for rehearing do not operate as a stay of a FERC order unless otherwise ordered by FERC. TECO has not sought a stay of FERC's July 12 order. In the absence of a stay or modification of the July 12 order, the request filed by TECO does not affect the authorization previously granted by FERC.

         In August 2000, PG&E National Energy Group, PG&E Generating Company and PG&E Energy Trading-Power, L.P. filed motions with FERC in support of Tampa Electric Company's (TECO's) Request for Clarification or Rehearing of the FERC order, which authorized the combination of Florida Progress and CP&L Energy with the requirement that the companies make a filing on or before October 15, 2000 to transfer operational control of their transmission facilities. Also in August, the City of Fayetteville, North Carolina filed a Request for Rehearing and a separate Request for Reconsideration with the FERC. On August 23, 2000, the FERC issued a "tolling order" granting rehearing solely for the limited purpose of further consideration. Rehearing requests are sometimes "tolled" in this manner to allow FERC additional time in which to rule. In October 2000, TECO filed with the FERC a notice of withdrawal of its request for clarification or rehearing. In connection therewith, Florida Power, along with Florida Power & Light Company and TECO, also filed with the FERC in October a comprehensive application for approval of an RTO for peninsular Florida. On February 7, 2001, the FERC issued an order denying the request for rehearing or clarification. Florida Power considers this matter concluded for reporting purposes.

10. In re: Review of Florida Power Corporation's earnings, including effects of proposed acquisition of Florida Power Corporation by Carolina Power & Light. Florida Public Service Commission Docket No. 000824-EI.

         The Company believes this proceeding does not meet the disclosure standards for this item, and thus will no longer be reported on.

         See Current Regulatory Environment under "Other Matters" in the Management's Discussion and Analysis section for more information.

The environmental matters previously discussed in this section are now addressed in a generic discussion under Item 1, Business, "Environmental Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Not applicable

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
--------------------------------------------------------------------------------

FLORIDA PROGRESS
----------------

Prior to the acquisition of Florida Progress by CP&L Energy on November 30, 2000, which was subsequently renamed Progress Energy, Florida Progress' common stock was listed on the New York Stock Exchange and the Pacific Stock Exchange. The high and low sales prices per share, as reported as composite transactions by Bloomberg, and dividends declared per share were as follows:

1999               High                  Low                  Dividends Declared
----               ----                  ---                  ------------------

First Quarter      $44 3/4               $36 7/8                  .545
Second Quarter     43 1/4                35 7/8                   .545
Third Quarter      48                    39 9/16                  .545
Fourth Quarter     46 15/16              41 3/16                  .545

2000               High                  Low                  Dividends Declared
----               ----                  ---                  ------------------

First Quarter      $46 1/2               $40 1/16                .555
Second Quarter     50 9/16               45 5/16                 .555
Third Quarter      53 7/16               46 7/8                  .555
Fourth Quarter*    56 1/16               51 13/16                N/A

*The final trading price for Florida Progress was 54 3/16 on November 30, 2000, the effective date of the acquisition by Progress Energy.

Florida Progress receives dividends from Florida Power. Florida Power's Amended Articles of Incorporation and its Indenture dated as of January 1, 1944, under which it issues first mortgage bonds, contain provisions restricting dividends in certain circumstances. At December 31, 2000, Florida Power's ability to pay dividends was not limited by these restrictions.

Florida Progress and Progress Capital have entered into a Second Amended and Restated Guaranty and Support Agreement dated as of August 7, 1996, pursuant to which Florida Progress has unconditionally guaranteed the payment of Progress Capital's debt (as defined in the agreement).

Florida Progress did not issue any equity securities during 2000 that were not registered under the Securities Act. Progress Capital, however, has a privately placed medium-term note program. (See Item 7 "MD&A-Liquidity and Capital Resources -Diversified Operations" and Note 10 to the Financial Statements.)

FLORIDA POWER
-------------

All of Florida Power's common stock is owned by Florida Progress, and as a result there is no established public trading market for the stock. For the past three years, Florida Power has paid quarterly dividends to Florida Progress totaling the amounts shown in the Statements of Common Equity in the Financial Statements. Florida Power's amended articles of incorporation, and its Indenture dated as of January 1, 1944, as supplemented, under which it issues first mortgage bonds, contain provisions restricting dividends in certain circumstances. At December 31, 2000, Florida Power's ability to pay dividends was not limited by these restrictions.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

FLORIDA PROGRESS CORPORATION
----------------------------

The consolidated financial data should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.


                                                                           Years Ended December 31

                                                  2000           1999           1998            1997           1996
                                            --------------- -------------- -------------- --------------- --------------
                                                                     (in millions except ratios)
Operating results
-----------------
  Utility revenues                            $  2,891.2      $ 2,632.6      $ 2,648.2       $ 2,448.4      $ 2,393.6
  Diversified revenues                           1,574.3        1,227.2          961.7           868.0          764.3
  Income from continuing operations                144.3(3)       314.9          281.7            54.3(1)       250.7
  Loss from discontinued operations                    -              -              -               -          (26.3)(2)
  Net income                                  $   144.3       $   314.9      $   281.7       $    54.3      $   224.4

Ratio of earnings to fixed charges                  1.12           2.87           3.13            1.69           3.52

Assets                                        $   6,507.1     $ 6,414.7      $ 6,160.8       $ 5,760.0      $ 5,348.4
------

Capitalization
--------------
    Long-term debt                               2,276.4        2,454.1        2,250.4         2,377.8        1,776.9
    Preferred stock of subsidiary                   33.5           33.5           33.5            33.5           33.5
    Common stock equity                          1,987.6        2,008.7        1,862.0         1,776.0        1,924.2
                                            --------------- -------------- -------------- --------------- --------------
          Total capitalization                $  4,297.5      $ 4,496.3      $ 4,145.9       $ 4,187.3      $  3,734.6
                                            =============== ============== ============== =============== ==============

(1) Includes charges for extended nuclear outage costs and a provision for loss on Florida Progress' investment in Mid-Continent. (See Note 15.)
(2) Represents the charge to earnings associated with Florida Progress' divestiture of Echelon International, formerly Progress Credit Corporation.
(3) For 2000, income from continuing operations includes certain merger-related and impairment costs.

FLORIDA POWER CORPORATION
-------------------------

The financial data should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.


                                                                           Years Ended December 31
                                                                          (in millions except ratios)
                                                  2000           1999           1998            1997           1996
                                            --------------- -------------- -------------- --------------- --------------

Operating results
-----------------
  Utility revenues                             $2,891.2     $  2,632.6      $ 2,648.2       $  2,448.4     $  2,393.6
  Earnings for common stock                    $  210.3(1)  $    265.5      $   248.6       $    134.4     $    232.6

Ratio of earnings to fixed charges                 3.82           4.37           3.87             2.75           4.80

Ratio of earnings to fixed charges
and preferred stock dividends                      3.74           4.29           3.80             2.70           4.40

Assets                                         $4,958.4     $  4,889.1     $  4,928.1      $   4,900.8     $  4,264.0
------

Capitalization
--------------
    Long-term debt                              1,397.1        1,478.8        1,555.1          1,754.4        1,296.4
    Preferred stock                                33.5           33.5           33.5             33.5           33.5
    Common stock equity                         1,965.0        1,885.0        1,820.1          1,767.5        1,825.5
                                            --------------- -------------- -------------- --------------- --------------
          Total capitalization                $ 3,395.6     $  3,397.3     $   3,408.7     $   3,555.4     $  3,155.4
                                            =============== ============== ============== =============== ==============

(1)  For 2000, earnings for common stock include certain merger-related costs.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION   AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

For 2000 as compared to 1999 and 1999 as compared to 1998

OVERVIEW
--------

Management's Discussion and Analysis includes a review of the operating results and financial condition of Florida Progress Corporation and focuses primarily on Florida Progress' two principal subsidiaries, Florida Power Corporation and Electric Fuels Corporation. Through this analysis we identify the key factors affecting revenues, earnings, cash flows, capital requirements and other financial data.

Florida Power provides electric service to approximately 1.4 million customers in west central Florida and serves a predominately retail customer base.

Progress Capital Holdings, Inc. is a holding company for Florida Progress' diversified operations led by Electric Fuels, an energy and transportation company. Electric Fuels has three primary business segments: Rail Services, Inland Marine Transportation and Energy & Related Services.

Florida Progress' 2000 net income, before $200.9 million of merger-related and impairment charges after-tax ($277.7 million pre-tax), was $345.2 million, an increase of 9.6% over 1999 net income of $314.9 million. The increase was primarily driven by a 5.3% increase in kilowatt-hour sales (based on system requirements) at Florida Power and increased sales of a coal-based synthetic fuel, which generates income tax credits by Electric Fuels.

Florida Progress' 1999 net income of $314.9 million increased 11.8% over 1998's net income of $281.7 million. The increase was primarily driven by a 3.7% increase in kilowatt-hour sales at Florida Power and sales by Electric Fuels of a new coal-based synthetic fuel, which generates tax credits.

ACQUISITION
-----------

On November 30, 2000, CP&L Energy, which subsequently changed its name to Progress Energy, acquired all of the outstanding shares of Florida Progress' common stock in accordance with the Amended and Restated Plan of Exchange, including the related Plan of Share Exchange, dated as of August 22, 1999, as amended and restated as of March 3, 2000 among CP&L Energy, Florida Progress and Carolina Power & Light Company. Florida Progress Shareholders received $54.00 in cash or shares of Progress Energy common stock having a value of $54.00, subject to proration, and one contingent value obligation in exchange for each of their shares of Florida Progress common stock. The exchange ratio for the shares of Progress Energy common stock issued to Florida Progress shareholders was 1.3473. Each CVO represents the right to receive contingent payments based upon the net after-tax cash flow to Progress Energy generated by four synthetic fuel facilities purchased by subsidiaries of Florida Progress in 1999.

The acquisition of Florida Progress was accounted for using the purchase method accounting; however, due to the significance of the public debt and preferred securities of the Company and Florida Power, the acquisition cost was not pushed down to the Company's separate financial statements. The financial statements, footnotes and Management's Discussion and Analysis included in this Form 10-K, reflect the complete 12 months of 2000, 1999 and 1998, as applicable.

FLORIDA POWER CORPORATION
-------------------------

Florida Power's operating results are primarily influenced by customer demand for electricity, its ability to control costs and its authorized regulatory return on equity. Annual demand for electricity is based on the number of customers and their annual usage, with usage largely driven by weather. Since Florida Power serves a predominately retail customer base, operating results are primarily influenced by the level of retail sales and the costs associated with those sales.

The FPSC oversees the retail sales of the state's investor-owned electric utilities and authorizes retail base rates. Base rates and the resulting base revenues are intended to cover all reasonable and prudent expenses of utility operations and provide investors with a fair rate of return.

Costs not covered by base rates include fuel, purchased power and energy conservation expenses. The FPSC allows electric utilities to recover these costs, referred to as "pass-through" costs, through various cost recovery clauses to the extent those costs are prudent. Pass-through costs represent about 44% of Florida Power's annual electric revenues and about 53% of its operating expenses for 2000. Due to the regulatory treatment of these expenses and the method allowed for recovery, changes from year to year have no material impact on operating results.

The FPSC has authorized a return on equity range for Florida Power of 11-13% and its retail base rates are based on the mid-point of that range -- 12%. Each year, Florida Power provides the FPSC with a forecast of the current year's earnings and regulatory return on equity. In 2000, Florida Power used the additional revenues generated in 1999, to offset additional amortization of its Tiger Bay regulatory asset. (See Note 14.)

In 1998, Florida Power experienced higher-than-forecasted sales due to abnormally warm weather and, as a result, took several actions. Those actions included FPSC-approved accelerated write-offs of regulatory assets, deferral of revenues and other measures designed to improve the utility's overall quality of service to its customers.

Florida Power's retail regulatory return on equity for 2000, 1999 and 1998 was 12.7%, 12.4% and 12.3%, respectively.

                          System Requirements
                        (In millions of kilowatt-hours)

                               2000          1999         1998
                               ----          ----         ----
                  Total      41,242        39,160       37,763

Florida Power's total kilowatt-hour sales based on system requirements increased about 5.3% in 2000 compared with 1999. The increase was due to continued customer growth and increases in weather related usage, along with strong usage due to a favorable economy. Wholesale sales of electricity were up 6.7% due largely to higher kilowatt-hour sales to wholesale customers, primarily Seminole Electric, Florida Power's largest wholesale customer.

During 2000, Florida Power served approximately 24,000 new customers, of which 21,000 were residential customers. This group of customers represents Florida Power's largest customer class and grows about 2% annually. Average usage in 2000 among residential customers was about 3% higher than 1999 due primarily to colder-than-normal temperatures during the latter part of the year.

Florida Power's total kilowatt-hour sales increased 3.7% in 1999 compared with 1998 despite a return to more normal temperatures in 1999. The increase was primarily due to higher kilowatt-hour sales to wholesale customers, primarily Seminole Electric.

Average usage in 1999 among residential customers was about 4% lower than 1998 when hotter-than-normal temperatures caused residential customers to use more energy. Partially offsetting the lower usage per residential customer was the addition of 27,000 new customers, including 22,000 residential customers.

In addition to new customers, Florida Power's non-weather-related usage improved in 1999 over 1998. Non-weather-related usage can increase due to favorable economic factors including higher personal income and low unemployment levels. Customer usage patterns, influenced by items such as the construction of larger homes and increased use of electronics, also drive additional non-weather-related sales.

Utility Revenues
----------------
                                                        2000          1999
                                                      Increase      Increase
                                                     (Decrease)    (Decrease)
                  (In millions)                            from prior year
                  ---------------------------------------------------------
                  Base revenues:
                    Sales of electricity               $ 64.1      $  22.0
                    Revenue deferral, net                15.7        (24.2)
                    Other operating revenues              2.5          9.7
                  Pass-through revenues                 176.3        (23.1)
                  ---------------------------------------------------------
                  Total utility revenues               $258.6       $(15.6)
                  ---------------------------------------------------------

Growth in base revenues is a key factor contributing to the growth of Florida Power's earnings.

Total utility revenues increased in 2000 compared with 1999 due to customer growth, higher weather-related usage and an increase in fuel costs, which contributed to higher pass-through revenues. For 2000, Florida Power deferred $63 million of base revenues as approved by the FPSC. Florida Power obtained approval from the FPSC to defer recognition of those revenues to have more time to explore ways the retail customer could benefit earlier than by accelerating the amortization of the Tiger Bay asset. As noted earlier, Florida Power has, in the past, used revenues deferred in one year to offset additional amortization of the Tiger Bay regulatory asset.

Florida Power must inform the FPSC of its plan to use the deferred revenues by April 2, 2001. If Florida Power does not file its plan or if the plan is not approved, Florida Power will use the deferred revenues to accelerate the amortization of the Tiger Bay asset.

Florida Power's 1999 utility revenues were down $15.6 million compared with 1998. A return to more normal weather in 1999 and an increase in the deferral of base revenues essentially offset the effect of customer growth and non-weather usage growth.

In 1999, Florida Power deferred $44.4 million of base revenues as approved by the FPSC. In August 2000, Florida Power decided the best use of the additional revenues was to accelerate the amortization of $44.4 million of its Tiger Bay regulatory asset.

The benefit to customers of accelerating the amortization of the Tiger Bay asset will be a reduction in the amount collected through certain pass-through clauses once the regulatory asset is fully amortized, which is expected to be 2007.

Sales of electricity to Florida Power's largest wholesale customer, Seminole Electric, are expected to decline in accordance with terms under existing contracts. As a result, wholesale base revenues, excluding interchange sales, are expected to decline in 2001. The effect on net income is not expected to be material as Florida Power's retail sales growth will, in part, absorb the decrease in wholesale sales.

Fuel, Purchased Power and Energy Conservation Costs
---------------------------------------------------

As previously discussed, fuel, purchased power and energy conservation costs are recovered primarily through recovery clauses established by state and/or federal regulators.

Factors influencing fuel and purchased power costs include demand for electricity, fuel prices, the availability of generating plants and the amount and price of electricity purchased from qualifying facilities (QFs) and other utilities.

Total fuel, and purchased power expenses were $1.2 billion in 2000 compared with $1 billion for 1999. The increase resulted from higher system requirements and an increase in the unit price of fuels (primarily natural gas and oil) and purchased power. Since these costs are generally recovered through recovery clauses established by regulators, the increase does not significantly affect net income.

Total fuel and purchased power expenses were $1 billion in 1999, or about 2% lower than 1998's costs despite a 3.7% increase in system requirements. System requirements are the total amount of energy either produced or purchased to meet total customer energy demand. The decrease was due largely to lower purchased power costs incurred in 1999 compared with 1998.

A key factor influencing Florida Power's purchased power costs are the prices paid to QFs for electricity. Currently, Florida Power receives 831 MW of its total capacity from QFs. In 2000, Florida Power spent $219.1 million for purchased power capacity payments under all QF contracts. Those payments represented approximately 18.3% of system fuel and purchased power expenses for the year. Costs associated with the contracts raised Florida Power's system average cost for generation in 2000 and 1999, and this trend is expected to continue based on the contracts currently in place and the escalating payment schedules associated with each contract.

Florida Power will continue its effort to mitigate the impact of escalating payments from its QF contracts. (See Note 15 to the Financial Statements - Fuel, Coal and Purchased Power Commitments.)

Factors affecting the level of energy conservation costs include the cost of implementing and maintaining various FPSC-approved conservation programs and credits issued to customers participating in programs where equipment is used to remotely control energy usage among those participants. Florida Power does not expect the level of energy conservation costs to vary materially in the future.

Other Expenses
--------------

                        Other Utility Operating Expenses
                        --------------------------------
                              (Dollars in millions)

                                        2000    Change    1999   Change    1998
                                        ----    ------    ----   ------    ----

   Other operation & maintenance       $524.1   13.0%    $463.9  (0.7)%   $467.3
   Depreciation & amortization         $402.6   15.9%    $347.5  (1.3)%   $352.2
   Taxes other than on income          $213.3    5.0%    $203.1   (.2)%   $203.5

Operation and maintenance expenses for 2000 were down $34 million compared with 1999 for recurring expenses after excluding $94.2 million of merger-related costs. The decrease is due primarily to lower employee salary and benefit costs, from reduced staffing levels, and the timing of certain maintenance and reliability projects.

The combination with Progress Energy is expected to result in certain synergies due to the consolidation of various Florida corporate functions in Raleigh, North Carolina, headquarters for Progress Energy. As a result, Florida Power's operations and maintenance expenses are likely to decline over time as these cost savings are realized.

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

Depreciation and amortization expense increased $55.1 million in 2000 when compared with 1999. Excluding $44.4 million of accelerated amortization of the Tiger Bay regulatory asset during 2000, depreciation and amortization expense increased $10.7 million due to higher plant balances resulting primarily from the new Hines Unit 1 being in service the entire year. This 530-megawatt generation plant was added in April 1999.

Depreciation and amortization expense of $347.5 million in 1999 decreased slightly from 1998 before adjusting for $10 million of accelerated amortization of the Tiger Bay regulatory asset in 1999. Excluding the accelerated amortization of regulatory assets in 1999 and 1998, depreciation and amortization expense increased $9 million in 1999 compared with 1998. The increase was due primarily to higher plant balances resulting from the addition of the Hines Unit 1.

Taxes other than on income were up $10.2 million in 2000 over 1999 primarily due to a $6.9 million or 6.1% increase in revenue related taxes from a comparable increase in Operating Revenues.

Rate Portion of Settlement Agreement Ends June 30, 2001

Florida Power entered into a settlement agreement in 1997 with several parties, excluding the FPSC, regarding various costs associated with an extended nuclear outage, which occurred in 1997. The settlement agreement provided, among other things, that the parties to the agreement, excluding Florida Power, would not seek or support any reduction in Florida Power's base rates or the authorized range of its return on equity during a four-year period that ends June 30, 2001. While the FPSC is not a party to the agreement, it unanimously approved the settlement agreement. (See Note 14 to the Financial Statements - Extended Nuclear Outage.)

DIVERSIFIED OPERATIONS
----------------------

Net income (loss) from Diversified Operations was ($66.0) million, $62.5 million and $42.3 million for 2000, 1999 and 1998, respectively. The ($66.0) million net loss for 2000 includes nonrecurring merger-related and impairment costs of $130.8 million after-tax. Net income before nonrecurring items for 2000 was therefore $64.8 million.

Currently, Electric Fuels makes up the vast majority of Florida Progress' diversified operations. The increases in diversified revenues and net income over the last three years are due to the expansion of Electric Fuels. The growth of Electric Fuels has come from all three of its business units but the majority of its growth in income before nonrecurring items during 2000 and 1999 has come from the expansion of its synthetic fuel operations.

Florida Progress recorded a $25.6 million after-tax charge for merger-related costs, primarily related to investment banker fees.

Electric Fuels Corporation
--------------------------

Electric Fuels' operating results are influenced by several factors, unique to the various markets in which the three business units compete. Progress Energy has hired a financial adviser to assist Florida Progress in evaluating its strategic alternatives with respect to two of Electric Fuels' business segments, Rail Services and Inland Marine Transportation.

Rail Services -- The key factor affecting operating results is the demand for railcar and trackwork components and services among the country's major railroads and fleet owners. The production of new rail cars is a key factor in the demand for rail car parts, one of Progress Rail's key products. In addition, the supply and demand for scrap steel directly affects the operating margins of its recycling division.

Inland Marine Transportation -- Demand for barge transportation and river conditions on the Mississippi, Illinois and Ohio rivers can significantly affect operating results. Low and high water levels as well as icing conditions can affect the flow of barge traffic, the number of barges each towboat can transport and the cargo carried per barge.

Energy & Related Services -- This business unit's operating results are primarily affected by the supply and demand for low-sulfur coal, natural gas and the demand for its coal-based synthetic fuel. Electric Fuels has acquired interests in nine synthetic fuel facilities that combine a petroleum-based product with coal fines to produce a synthetic fuel. During 2000, Energy Ventures purchased 90% interests in two of these facilities. Electric Fuels believes that this fuel qualifies for alternative fuel tax credits as allowed by section 29 of the Internal Revenue Code which expire in 2007.


2000 compared with 1999

Electric Fuels' 2000 net loss of $25.1 million includes a $83.6 million after-tax charge for asset impairments at its rail and coal operations and $21.6 million after-tax merger-related costs. Excluding these charges, Electric Fuels' 2000 net income was $80.1 million, up $17.6 million. The 28% improvement in earnings was due primarily to its expanded synthetic fuel operations.

Excluding merger and asset impairment charges of $43.0 million after-tax, the Rail Services business unit lost approximately $10 million in 2000, compared to $21.3 million of net income for 1999. The severe decline in earnings was due to continued weak demand for rail car parts and for track work by the major class one railroads.

In an effort to reduce costs, the major railroads have reduced spending on these types of maintenance items and announced layoffs. In addition, new rail car deliveries dropped nearly 40% during 2000 when compared with 1999. As mentioned above, demand for reconditioned parts, is directly affected by new rail car production. As a result of the preliminary valuation of the Rail Services business segment coupled with a continued decline in the rail services industry, Electric Fuels recorded an after-tax impairment charge of $36.3 million to write down certain assets.

Inland Marine Transportation group earnings of $12.7 million, excluding merger-related costs of $3.7 million after-tax, were up $2.0 million over last year's results. The increase is attributable to improved operating conditions and an expanded barge fleet. Partially offsetting these results were higher diesel fuel costs.

Earnings from the Energy and Related business unit were $89.0 million, before merger and asset impairment charges of $54.9 million after-tax, up $50.1 million due largely to the addition of four synthetic fuel facilities. This business unit also owns coal mines. Due to the intended changes for the use of these assets by management and a continuing depressed market for coal, Electric Fuels recorded an after-tax impairment charge of $47.3 million to write down coal reserves.

Electric Fuels' corporate and other costs of $11.7 million, before merger charges of $3.6 million, increased $3.3 million in 2000 over 1999. The increase was primarily due to higher employee benefits related costs and higher incentive pay due to a dramatic increase in earnings before nonrecurring items.

1999 compared with 1998

Electric Fuels' 1999 net income of $62.5 million represents an increase of $20.2 million, or 47.8%, over 1998. Most of the increase in 1999 earnings for Rail Services was due to strong demand for railcar parts, which was driven by new railcar production.

The business unit's recycling operations contributed to the increase as a result of an increase in tons sold and an improvement in the market price of scrap steel compared to the last quarter of 1998. The increase in tons of scrap sold was due primarily to 1998 acquisitions of certain recycling businesses.

Electric Fuels continued the expansion of its Rail Services business unit in 1999 through acquisitions, expanding a railcar repair facility and completion of a new trackworks plant in Sherman, Texas. These factors contributed to a 34% increase in earnings from 1998 to 1999.

The Inland Marine Transportation business unit's earnings for 1999 were essentially the same as 1998 despite the addition of approximately 100 new barges. Icy conditions during the first quarter of 1999 and low water conditions later in the year disrupted barge traffic and limited tow capacity. In addition to difficult river conditions during parts of the year, cost increases in diesel fuel negatively impacted operating results in 1999.

Earnings at the Energy & Related Services business unit showed the most improvement over 1998. The increase was due to the sale of about 2 million tons of a new coal-based synthetic fuel and increased production of natural gas.

Electric Fuels' corporate and other costs increased $4.1 million in 1999 over 1998. The increase was primarily due to higher employee-related benefits.

Florida Progress Interest Expense and Other Income
--------------------------------------------------

Florida Progress' interest expense increased $22.3 million in 2000 over 1999 as a result of higher average debt balances and higher short-term rates. The higher debt balances were due primarily to expansion of Electric Fuels' operations, in particular its synthetic fuel business.

Florida Progress' total interest expense increased $7.4 million in 1999 compared with 1998. The increase was due primarily to increased other interest charges, which were partially offset by lower long-term interest resulting from lower debt balances and refinancing of higher cost debt at Florida Power. Partially offsetting those reductions were higher debt balances at Electric Fuels as a result of its expansion activities.

Allowance for funds used during construction (AFUDC) is primarily influenced by the amount of Florida Power's construction work-in-progress outstanding during the year. In April 1999, a new 530 MW generation plant was placed in service, which reduced construction work-in-progress balances in 1999 compared with 1998. As a result, AFUDC was lower in 1999.

Other income was higher in 1999 as compared to 2000 due primarily to a gain on the sale of property at Florida Power and higher earnings from non-regulated activities.

Income Taxes
------------

Income tax expense decreased each year from 1998 to 2000 primarily due to alternative fuel tax credits generated by the sale of Electric Fuels' synthetic fuels. (See Note 6 to the Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

OVERVIEW
--------

Florida Progress' utility and diversified operations are capital-intensive businesses. As such, Florida Power's construction expenditures and Electric Fuels' and Progress Telecom's capital expenditures and expansion activities largely influence cash requirements.

At Florida Power, cash from operations is the primary source of cash for its construction expenditures, which normally range from approximately $300 million to $400 million annually. Over the last three years, Florida Power's cash flow from operations has averaged 190% of its construction expenditures.

Electric Fuels' cash requirements have been influenced by rail acquisitions, acquisitions of synthetic fuel facilities and the expansion of the company's barge fleet. These requirements have been primarily funded from cash from operations and the issuance of debt. Progress Energy has hired a financial adviser to assist Florida Progress in evaluating its strategic alternatives with respect to two of Electric Fuels' business segments, Rail Services and Inland Marine Transportation.

In addition to funding its construction commitments with cash from operations, the companies access the capital markets through the issuance of commercial paper, medium-term notes, preferred securities, and equity through Progress Energy, which can offer issuances of common stock. Other sources of capital for both companies over the last three years include proceeds from the sale and leaseback of equipment, and proceeds from the sale of properties and businesses.

Florida Power's interim financing needs are funded primarily through its commercial paper program. The utility has a $200-million, 364-day revolving bank credit facility and a $200-million, long-term revolving bank credit facility expiring in 2004, which are used to back up commercial paper. (See Note 10 to the Financial Statements.) In March 2000, Florida Power established an uncommitted bank bid facility that authorized it to borrow and re-borrow, and have outstanding at any time, up to $100 million. As of December 31, 2000, there were no loans outstanding under the uncommitted facility. The facility was established to temporarily supplement commercial paper borrowings, as needed.

Florida Power's medium-term note program provides for the issuance of either fixed or floating interest rate notes, with maturities that may range from nine months to 30 years. Florida Power has $250 million of medium-term notes available for issuance. (See Note 10 to the Financial Statements.)

Progress Capital provides short- and long-term financing facilities for Florida Progress' diversified operations, primarily Electric Fuels and Progress Telecom. With the benefit of a guaranty and support agreement with Florida Progress, Progress Capital helps to lower the cost of capital of the diversified businesses. Progress Capital funds diversified operations primarily through the issuance of commercial paper and medium-term notes.

Progress Capital has revolving bank credit facilities which consist of $300 million with a 364-day term and a $300 million long-term facility that expires in 2003. These facilities are used to back up commercial paper. Progress Capital also has uncommitted bank bid facilities that authorize it to borrow and re-borrow, and have outstanding at any time, up to $300 million. As of December 31, 2000, there were no loans outstanding under the uncommitted facilities. The facilities were established to temporarily supplement commercial paper borrowings, as needed. (See Note 10 to the Financial Statements.)

Progress Capital also has a medium-term note program for the issuance of either fixed or floating interest rate notes with maturities that may range from nine months to 30 years. A balance of $400 million is available for issuance under this program.

As previously mentioned, Florida Progress became a wholly-owned subsidiary of Progress Energy on November 30, 2000. From that date on, Florida Progress' source of equity funds will come from its parent, Progress Energy.

CASH FLOW FROM OPERATING ACTIVITIES
-----------------------------------

Cash from operations of $478.2 million decreased $208.9 million compared with 1999 due primarily to the underrecovery of fuel costs at Florida Power, operation fluctuations in current assets for electric customers as a result of colder than normal weather in December 2000 compared with December 1999 and nonrecurring merger-related expenses. Florida Power is allowed full recovery of prudently incurred costs through rates charged to customers. (See Item 7, "MD&A
- Operating Results - Florida Power.")

Cash from operations of $687.1 million in 1999 decreased $190.8 million compared with 1998 due primarily to the absence of $106.3 million of tax benefits received in 1998. These tax benefits related to Florida Power's 1997 buy-out of the Tiger Bay purchased power contract.

Electric Fuels' most significant operating cash requirement is related to the working capital needs of its rail services and energy operations. The operations of these businesses provide sufficient cash to meet their working capital requirements.

CASH FLOW FROM INVESTING ACTIVITIES
-----------------------------------

Cash requirements for investing activities during 2000 decreased $63 million due primarily to lower property additions by Florida Power when compared with 1999. The decrease is due to a reduction in nuclear fuel purchases and nuclear construction spending.

Cash requirements for investing activities for 1999 of $612.3 million were down $73.3 million compared with 1998. This was due primarily to fewer acquisitions by Electric Fuels' Rail Services business unit.

Florida Power's construction expenditures totaled $283.7 million, $357.7 million and $310.2 million for 2000, 1999 and 1998, respectively. These expenditures are primarily for distribution lines and generating facilities necessary to meet the needs of the utility's growing customer base.

In planning for its future generation needs, Florida Power develops a forecast of annual demand for electricity, including a forecast of the level and duration of peak demands during the year. These forecasts have historically been developed using a 15% reserve margin. The reserve margin is the difference between a company's net system generating capacity and the maximum demand on the system. In December 1999, the FPSC approved a joint proposal by Florida Power, Florida Power & Light and Tampa Electric Company to increase the reserve margin to 20% by 2004. In response, Florida Power received proposals from qualified bidders, as required by the FPSC, to provide new generating capacity to be available by the end of 2003 as an alternative to Florida Power's option to construct a planned second generating unit at the Hines site. Florida Power's self-build option for Hines Unit 2 was determined to be the most cost-effective alternative. Hines Unit 2 will use the same combined-cycle technology as Hines Unit 1 and is expected to have a summer generating capacity of approximately 495 MW. The cost of the plant is included in the projected construction dollars presented below under the heading "Future Cash Requirements."

Electric Fuels' capital expenditures for 2000, 1999 and 1998 were $90.9 million, $163.0 million and $217.0 million, respectively. These capital expenditures have been primarily for the purchase of barges and towboats, expansion of its synthetic fuel operations and the construction of a new rail car repair and trackworks facility.

MEMCO completed the expansion of its barge fleet during 1999, which now totals 1,200 barges. In 1999 and 1998, proceeds from sale and lease back of $47 million and $153 million, respectively, relate to a synthetic lease financing transaction for $175 million in barges and $25 million in towboats.

Other capital expenditures for diversified operations are primarily for Progress Telecom and totaled $104 million in 2000. Progress Telecom expects to spend about $100 million annually over the next three years for the expansion of its telecom network.

Other investing activities in 1999 decreased $70.8 million from 1998 primarily due to lower contributions to supplementary retirement plans. Contributions to these plans were $8.2 million and $75.3 million in 1999 and 1998, respectively. The contributions to these plans for 2000 were immaterial.

CASH FLOW FROM FINANCING ACTIVITIES
-----------------------------------

For Florida Progress, an increase in the issuance of short-term debt helped fund the additional cash requirements resulting from the expansion of Electric Fuels synthetic fuel operations. In July 2000, $75 million of Florida Power's medium-term notes matured. Florida Power's cash flow from operations and a $71 million equity contribution enabled the utility to reduce its total debt at year-end compared with 1999.

The Company and its subsidiaries participate in two internal money pools, operated by Progress Energy, to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings. Subsidiaries, which invest in the money pool, earn interest on a basis proportionate to their average monthly investment. The interest rate used to calculate earnings approximates external interest rates. Funds may be withdrawn from or repaid to the pool at any time without prior notice. Interest expense related to advance from Progress Energy in 2000 was not significant.

In 1999 and 1998, Progress Capital issued $50 million and $115 million of medium-term notes, respectively, with maturities ranging from two to ten years. The proceeds were primarily used to repay maturing medium-term notes and for other corporate purposes.

In 1999, $75 million of Florida Power's 6 1/2 % first mortgage bonds matured. The bonds were refinanced with commercial paper. In 1998, Florida Power redeemed $250 million of first mortgage bonds. The redemption of these bonds was principally funded through the issuance of $150 million of 30-year medium-term notes bearing an interest rate of 6 3/4 % and commercial paper.

Capital Structure for Florida Progress
As of December 31, 2000 and 1999:
                                              2000        1999
                                              ----        ----
Common stock                                 46.2%        44.7%
Preferred stock of subsidiary                  .8%          .7%
Debt                                         53.0%        54.6%

Security Credit Ratings (December 31, 2000)
                                             Standard
                                             & Poor's          Moody's
Florida Power Corporation
  First mortgage bonds                          BBB+              A1
  Medium-term notes                             BBB+              A2
  Commercial paper                               A-2              P-1
Progress Capital Holdings, Inc.
  Medium-term notes                              BBB              A3
  Commercial paper                               A-2              P-2
FPC Capital I
  Preferred Securities                           BBB-              a3

Due primarily to the increase in leverage at Progress Energy as a result of the acquisition of Florida Progress, both, Standard & Poor's and Moody's lowered the rated securities of Florida Power, Progress Capital and FPC Capital I in December 2000.

Future Cash Requirements

Florida Power's three-year construction program totals nearly $1.2 billion for the 2001-2003 forecast period. It includes planned expenditures of about $400 million each year. These expenditures are primarily for the expansion of Florida Power's distribution system and generation capacity. Florida Power expects these construction expenditures to be financed primarily with cash from operations.

OTHER MATTERS
-------------

CURRENT REGULATORY ENVIRONMENT
------------------------------

General

Florida Power is regulated by the FPSC, FERC, NRC, EPA and by environmental authorities in the state of Florida. In addition, Florida Progress and Florida Power are subject to regulation by the SEC. As a result of regulation, many of the Company's fundamental business decisions, as well as the rate of return it is permitted to earn are subject to the approval of governmental agencies.

Florida Power has previously entered into a stipulation agreement committing several parties not to seek any reduction in Florida Power's base rates or authorized range of return on equity. That agreement expires on June 30, 2001.

On July 7, 2000, the FPSC opened a docket to review Florida Power's earnings including the effects of the acquisition by Progress Energy. The FPSC's decision expected by late March 2001 has been deferred. Florida Power has agreed that if the FPSC subsequently takes formal action under the interim rate statute, the effective date of that action will be March 13, 2001. The Company cannot estimate the impact, if any, at this time.

Electric Industry Restructuring

The electric utility industry is undergoing changes designed to increase competition in the wholesale and retail electricity markets. The wholesale power market includes sales of electricity to utilities from other utilities and non-utility generators. This market is regulated by FERC. The retail electricity market includes sales of electricity to end-use customers, i.e., residential, commercial and industrial customers, and is regulated by FPSC.

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

Retail Choice

Florida's legislature has not considered a bill to restructure the electric utility industry. The FPSC monitors, through a staff committee, the restructuring activities in other states. In Florida, there has been less incentive to push forward legislative proposals concerning retail choice. This is due primarily to competitive rates for electricity in Florida compared with other states where restructuring legislation has been passed.

In May 2000, the Governor of Florida issued an executive order establishing a 17-member commission to study the issue of restructuring. The commission is scheduled to issue its final report to the Governor of Florida and the Florida legislature by December 1, 2001. The committee submitted an interim report to the Governor and the Florida legislature on January 31, 2001 on wholesale deregulation. The wholesale restructuring outline is intended to facilitate the evolution of a more robust wholesale marketplace in Florida. The current proposal includes several key provisions such as independent power producers would be allowed to compete in the Florida wholesale market, existing base rates would be frozen for three years and generating assets owned by regulated utilities would be transferred to affiliates at net book value among others.

Regional Transmission Organizations

On December 20, 1999, FERC issued its final rules on Regional Transmission Organizations (RTO) designated as "Order 2000." Order 2000 is intended to enhance competitive electricity markets through the establishment of independent regionally operated transmission grids. All public utilities that own, operate or control interstate electric transmission lines were required to file with FERC by October 15, 2000, a proposal for an RTO or an explanation of efforts made by the utility to participate in an RTO. The order provides guidance and specifies minimum characteristics and functions required of an RTO and also states that all RTOs should be operational by December 15, 2001.

In October 2000, Florida Power, along with Florida Power & Light Company and Tampa Electric Company, filed with FERC an application for approval of an RTO for peninsular Florida, currently named GridFlorida. On January 10, 2001, FERC rendered a positive order on certain aspects of the GridFlorida RTO application, governance and certain financial obligations. The three companies are continuing to make progress towards the development of GridFlorida.

Merchant Plants

In August 1998, Duke Energy filed a petition to build Florida's first merchant power plant, a 514 MW facility to be located in Volusia County, Florida. The plant would provide 30 MW of energy to the Utilities Commission of the City of New Smyrna Beach and the remaining capacity would be available for wholesale sales.

In a move Florida Power believed to be contrary to the existing state law, the FPSC granted Duke Energy's petition. Florida Power and other Florida utilities filed an appeal of the FPSC's decision with the Florida Supreme Court. In April 2000, the Florida Supreme Court ruled in favor of Florida Power and other utilities and reversed the FPSC's order. In December 2000, Duke Energy filed a petition for certiorari with the U.S. Supreme Court. On March 5, 2001, the U.S. Supreme Court denied Duke Energy's petition for certiorari.

Nuclear

In the retail jurisdiction, provisions for nuclear decommissioning costs are approved by the FPSC based on site-specific estimates that include the costs for removal of all radioactive and other structures at the site. In the wholesale jurisdiction, the provisions for nuclear decommissioning costs are based on amounts agreed upon by FERC. See Note 7 to the financial statements for a discussion of nuclear decommissioning costs.

As required under the Nuclear Waste Policy Act of 1982, Florida Power entered into a contract with the Department of Energy (DOE) under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract. See Note 7 to the financial statements for a discussion of recent DOE developments.

Synthetic Fuels

Electric Fuels is a majority owner in three facilities that produce synthetic fuel from coal fines under the Internal Revenue Service Code Section 29. The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal fines used to produce such synthetic fuel. On October 5, 2000, the limited liability companies applied for Private Letter Rulings
(PLRs) with the Internal Revenue Service (IRS) regarding this and several other issues relating to the facilities' qualification for tax credits. On October 26, 2000, the IRS released Revenue Procedure 2000-47, which notified taxpayers that the IRS National Office will not issue PLRs on the question of whether a solid synthetic fuel produced from coal is a "qualified fuel" under Section 29, except in the case of coke and in the case of solid synthetic fuels produced from "waste coal." The procedure also advised taxpayers with pending ruling requests that they can modify their requests to advise the IRS if they are producing solid synthetic fuels from waste coal sources. On December 6, 2000, Electric Fuels submitted a letter to advise the IRS that its facilities with pending ruling requests are producing solid synthetic fuel from waste coal sources and requested that they issue favorable rulings. The IRS has yet to act on the PLRs. Should the tax credits be denied on future audits and Florida Progress fails to prevail through the audit/legal process, there could be significant tax liability owed for previously-taken Section 29 credits, with a significant impact on earnings and cash flows.

In Management's opinion, Florida Progress is complying with all the necessary requirements to be allowed such credits under Section 29 and believes it is probable, although it cannot provide certainty, that it will prevail on any credits taken.

Environmental Matters

The Company is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The lead or sole regulatory agency that is responsible for a particular former coal tar site depends largely upon the state in which the site is located. There are several manufactured gas plant (MGP) sites to which Florida Power has some connection. In this regard, Florida Power, with other potentially responsible parties, is participating in investigating and, if necessary, remediating former coal tar sites with several regulatory agencies, including, but not limited to, the EPA and the FDEP. Although Florida Power may incur costs at these sites about which it has been notified, based upon current status of these sites, Florida Power does not expect those costs to be material to the financial position or results of operations of Florida Power.

The Company is periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. Although the Company may incur costs at the sites about which they have been notified, based upon the current status of these sites, the Company does not expect those costs to be material to the financial position or results of operations of the Company.

The EPA has been conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. Florida Power has recently been asked to provide information to the EPA as part of this initiative and has cooperated in providing the requested information. The EPA has initiated enforcement actions against other utilities as part of this initiative, some of which have resulted in or may result in settlement agreements calling for expenditures, ranging from $1.0 billion to $1.4 billion. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related costs through rate adjustments. The Company cannot predict the outcome of this matter.

In July 1997, the EPA issued final regulations establishing a new eight-hour ozone standard. In October 1999, the District of Columbia Circuit Court of Appeals ruled against the EPA with regard to the federal eight-hour ozone standard. The U.S. Supreme Court has upheld, in part, the District of Columbia Circuit Court of Appeals decision. Further litigation and rulemaking are anticipated. The Company cannot predict the outcome of this matter.

The Company has filed claims with the Company's general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have been settled and others are still pending. While management cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the financial position or results of operations.

Other Items

Florida Progress is involved in other litigation. (See Note 15 to the Financial Statements - Legal Matters.)

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

MID-CONTINENT LIFE INSURANCE COMPANY
------------------------------------

Mid-Continent was placed in receivership in the spring of 1997. Since then, Florida Progress has been working to resolve various issues surrounding Mid-Continent with several parties.

In September 2000, the Oklahoma County District Court approved a rehabilitation plan for Mid-Continent in which American Fidelity would acquire Mid-Continent's policies. In addition, Florida Progress reached a settlement to resolve a policyholders' class action lawsuit, which was approved by the Court. The settlement included Florida Progress agreeing to contribute $17.5 million, plus attorney's fees and expenses up to approximately $5 million, towards protecting policyholders from future premium increases. Accordingly, Florida Progress has accrued approximately $23 million as of December 2000.

In connection with a settlement agreement related to Mid-Continent Life, Florida Progress had charges totaling $8.1 million after-tax during 2000. In 1999, charges related to Mid-Continent were more than offset by the recognition of certain tax benefits, which resulted in net income of $3.6 million in 1999. (See
Note 15 to the Financial Statements - Mid-Continent Life Insurance Company.)

NEW ACCOUNTING STANDARD
-----------------------

See Note 1 to the financial statements for a discussion of the anticipated impact of new accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Market risk represents the potential loss arising from adverse changes in market rates and prices. Florida Progress is exposed to certain market risks, including changes in interest rates with respect to its long-term debt and commercial paper, and fluctuations in the return on marketable securities with respect to its nuclear decommissioning trust funds. The Company manages its market risk in accordance with its established risk management policies, which may include entering into various derivative transactions.

These financial instruments are held for purposes other than trading. The risks discussed below do not include the price risks associated with non-financial instrument transactions and positions associated with Florida Progress' operations, such as sales commitments and inventory.

INTEREST RATE RISK
------------------

The Company manages its interest rate risks through the use of a combination of fixed and variable rate debt. Variable rate debt has rates that adjust in periods ranging from daily to monthly.

The following tables provide information as of December 31, 2000 and 1999, respectively, about the Company's interest rate risk sensitive instruments. The tables present principal cash flows and weighted-average interest rates by expected maturity dates for the fixed long-term debt, commercial paper and the FPC obligated mandatorily redeemable securities of trust.



 December 31, 2000                                                                                           Fair Value
                              2001     2002       2003       2004        2005     Thereafter      Total      December 31
--------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)
Fixed rate long-term debt   $ 191      $ 87      $ 275         $ 68     $ 48      $ 1,001        $ 1,670           $1,651
Average interest rate        6.73%     5.92%      6.37%        6.32%    6.30%        6.94%          6.73%               -
Commercial paper                -         -      $ 500            -        -            -          $ 500            $ 500
Average interest rate           -         -       7.10%           -        -            -           7.10%               -
FPC mandatorily
  redeemable securities
  of Trust                      -         -          -            -        -         $300          $ 300            $ 272
Fixed rate                      -         -          -            -        -         7.10%          7.10%               -


December 31, 1999                                                                                            Fair Value
                             2000      2001       2002       2003        2004     Thereafter      Total      December 31
--------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)

Fixed rate long-term debt   $ 163      $ 186     $ 84          $278     $ 71          $1,054    $  1,836           $1,640
Average interest rate        5.92%      6.85%    6.11%         6.43%    6.64%           6.97%       6.73%               -

Commercial paper                -          -        -          $484        -               -    $    484           $  484
Average interest rate           -          -        -          6.03%       -               -        6.03%               -
FPC mandatorily
  redeemable securities
  of Trust                      -          -        -             -        -          $  300    $    300           $  250
Average interest rate           -          -        -             -        -            7.10%       7.10%               -
--------------------------------------------------------------------------------------------------------------------------

MARKETABLE SECURITIES PRICE RISK
--------------------------------

Florida Power maintains trust funds, as required by the Nuclear Regulatory Commission, to fund certain costs of decommissioning its nuclear plants. These funds are primarily invested in stocks, bonds and cash equivalents, which are exposed to price fluctuations in equity markets and to changes in interest rates. At December 31, 2000 and 1999, the fair values of these funds were approximately $400.7 million and $377.2 million, respectively. The Company actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, target allocation percentages for various asset classes. The accounting for nuclear decommissioning recognizes the costs recovered through the Company's regulated electric rates and, therefore, fluctuations in trust fund marketable security returns do not affect the earnings of the Company.

INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS OF FLORIDA PROGRESS CORPORATION:

We have audited the accompanying balance sheets and schedules of capitalization of Florida Progress Corporation and subsidiaries, and of Florida Power Corporation, as of December 31, 2000 and 1999, and the related statements of income, cash flows, and common equity and comprehensive income for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the financial statements, we also have audited the financial statement schedules listed in Item 14 therein. These financial statements and financial statement schedules are the responsibility of the respective management of Florida Progress Corporation and Florida Power Corporation. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida Progress Corporation and subsidiaries, and Florida Power Corporation, as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/KPMG LLP
-----------
KPMG LLP
St. Petersburg, Florida

February 15, 2001


CONSOLIDATED STATEMENTS of INCOME
---------------------------------
Florida Progress Corporation                                                       Years ended December 31
(In millions)                                                            2000              1999              1998
-----------------------------------------------------------------------------------------------------------------------
Operating Revenues
   Electric                                                              $ 2,891.2         $ 2,632.6         $ 2,648.2
   Diversified businesses                                                  1,574.3           1,227.2             961.7
-----------------------------------------------------------------------------------------------------------------------
      Total Operating Revenues                                             4,465.5           3,859.8           3,609.9
-----------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Fuel used in electric generation                                          701.5             598.6             600.1
   Purchased power                                                           498.5             414.1             433.8
   Energy conservation costs                                                  65.0              81.2              79.6
   Other operation and maintenance                                           524.1             463.9             467.3
   Depreciation and amortization                                             402.6             347.5             352.2
   Taxes other than on income                                                213.3             203.1             203.5
   Diversified businesses                                                  1,812.8           1,161.9             883.6
-----------------------------------------------------------------------------------------------------------------------
        Total Operating Expenses                                           4,217.8           3,270.3           3,020.1
-----------------------------------------------------------------------------------------------------------------------
Operating Income                                                             247.7             589.5             589.8
-----------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                                             1.9                .9               1.9
   Other, net                                                                (14.6)              1.4              16.4
-----------------------------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                                         (12.7)              2.3              18.3
-----------------------------------------------------------------------------------------------------------------------
Income before Interest Charges and Income Taxes                              235.0             591.8             608.1
-----------------------------------------------------------------------------------------------------------------------
Interest Charges
   Long-term debt                                                            163.0             155.2             166.3
   Other interest charges                                                     47.6              33.3              20.8
   Allowance for borrowed funds used during
     construction (AFUDC)                                                     (3.1)             (3.3)             (9.3)
-----------------------------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                                          207.5             185.2             177.8
-----------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                                    27.5             406.6             430.3
Income Taxes (Benefit)                                                      (116.8)             91.7             148.6
-----------------------------------------------------------------------------------------------------------------------
Net Income                                                                  $144.3           $ 314.9           $ 281.7
-----------------------------------------------------------------------------------------------------------------------

See Notes to financial statements.


CONSOLIDATED BALANCE SHEETS
---------------------------
Florida Progress Corporation  (In millions)                                                 December 31
Assets                                                                               2000                1999
----------------------------------------------------------------------------------------------------------------------
Utility Plant
  Electric utility plant in service                                                $ 6,998.1               $  6,776.8
  Accumulated depreciation                                                          (3,701.9)                (3,454.7)
----------------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                                3,296.2                  3,322.1
  Held for future use                                                                    8.3                      8.1
  Construction work in progress                                                        124.9                    139.6
  Nuclear fuel, net of amortization                                                     39.9                     68.7
----------------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                                     3,469.3                  3,538.5
----------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                             24.2                      9.6
  Accounts receivable, less allowance for doubtful accounts of $26.2 in 2000
      and $5.8 in 1999                                                                 506.7                    416.1
  Taxes receivable                                                                      16.4                      6.5
  Inventories, primarily at average cost:
      Fuel                                                                              51.8                     76.4
      Utility materials and supplies                                                    87.4                     90.8
      Diversified operations                                                           234.4                    209.4
  Underrecovered fuel cost                                                              90.5                        -
  Deferred income taxes                                                                 39.6                     41.3
  Prepayments                                                                          163.8                    105.4
  Other current assets                                                                  25.2                      6.1
----------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                         1,240.0                    961.6
----------------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Deferred purchased power contract termination costs                                  226.7                    297.8
  Unamortized debt expense                                                              19.1                     20.5
  Nuclear decommissioning trust funds                                                  400.7                    377.2
  Diversified business property, net                                                   746.4                    703.4
  Miscellaneous other property and investments                                          55.1                     66.2
  Goodwill, net                                                                        117.3                    171.1
  Other assets and deferred debits                                                     232.5                    278.4
----------------------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                                       1,797.8                  1,914.6
----------------------------------------------------------------------------------------------------------------------
         Total Assets                                                              $ 6,507.1              $   6,414.7
----------------------------------------------------------------------------------------------------------------------
Capitalization and Liabilities
----------------------------------------------------------------------------------------------------------------------
Capitalization (see schedules of capitalization)
----------------------------------------------------------------------------------------------------------------------
  Common stock equity                                                              $ 1,987.6              $   2,008.7
  Preferred stock of subsidiaries-not subject to mandatory redemption                   33.5                     33.5
  Long-term debt, net                                                                2,276.4                  2,454.1
----------------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                         4,297.5                  4,496.3
----------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                                    190.5                    163.2
  Accounts payable                                                                     366.1                    309.0
  Overrecovered fuel cost                                                                  -                     31.6
  Interest accrued                                                                      64.1                     77.4
  Short-term obligations                                                               467.3                    153.1
  Advances from parent                                                                  45.2                        -
  Other current liabilities                                                            272.9                    228.2
----------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                    1,406.1                    962.5
----------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                                    341.6                    539.4
  Accumulated deferred investment tax credits                                           62.2                     70.0
  Other post retirement benefit costs                                                  129.4                    123.1
  Other liabilities and deferred credits                                               270.3                    223.4
----------------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                                   803.5                    955.9
----------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 15)
----------------------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                                      $ 6,507.1              $   6,414.7
----------------------------------------------------------------------------------------------------------------------
See Notes to financial statements.


CONSOLIDATED STATEMENTS of CASH FLOWS
-------------------------------------
 Florida Progress Corporation                                                                 Years ended December 31
(In millions)                                                                           2000           1999            1998
---------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                               $ 144.3        $ 314.9          $ 281.7
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                        524.5          446.2            424.6
      Impairment charge                                                                    130.7              -                -
      Deferred income taxes and investment tax credits, net                               (228.3)         (38.4)            44.8
      Accrued postretirement benefit costs                                                   6.3            7.0              8.7
      Changes in working capital, net of effects from sale or acquisition of business
         Accounts receivable                                                              (119.7)         (13.8)            (2.5)
         Inventories                                                                        46.7          (82.8)            51.1
         Overrecovered/underrecovered utility fuel costs                                  (122.0)           9.4             51.7
         Accounts payable                                                                   54.6           18.3             17.8
         Taxes payable                                                                       (.4)          16.0             (8.2)
         Prepayments and other                                                             (62.3)         (25.5)             3.1
      Other                                                                                103.8           35.8              5.1
---------------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                         478.2          687.1            877.9
---------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions (including borrowed AFUDC)                                       (483.7)        (574.0)          (543.3)
Acquisition of businesses                                                                  (45.7)         (55.9)          (206.6)
Proceeds from sale of properties and businesses                                              5.4           29.1             40.6
Proceeds from sale and leaseback                                                               -           47.0            153.0
Other investing activities                                                                 (25.3)         (58.5)          (129.3)
---------------------------------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                           (549.3)        (612.3)          (685.6)
---------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds from issuance of long-term debt                                                     7.3           50.0            259.1
Repayment of long-term debt                                                               (166.4)        (144.4)          (275.1)
Increase (decrease) in commercial paper with long-term support                              16.5          (16.5)               -
Issuance of company obligated mandatorily redeemable preferred securities                      -          300.0                -
Sale of common stock                                                                           -           43.2             12.7
Dividends paid on common stock                                                            (215.4)        (214.0)          (207.8)
Equity contributions from parent                                                            84.5              -                -
Advances from parent                                                                        45.2              -                -
Increase (decrease) in short-term debt                                                     314.1          (83.1)            21.4
Other financing activities                                                                   (.1)          (2.9)            (3.2)
---------------------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by (Used in) Financing Activities                              85.7          (67.7)          (192.9)
---------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                        14.6            7.1              (.6)
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of the Year                                           9.6            2.5              3.1
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                                  $ 24.2          $ 9.6            $ 2.5
---------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest (net of amount capitalized)                          $195.5         $160.6           $158.5
                            income taxes (net of refunds)                                 $182.5         $152.0           $110.4


See Notes to financial statements.


CONSOLIDATED SCHEDULES of CAPITALIZATION
----------------------------------------
Florida Progress Corporation                                                              December 31
(In millions except per share data)                                            2000                     1999
-------------------------------------------------------------------------------------------------------------
Common Stock Equity
-------------------
Common Stock without par value. 250,000,000 shares
authorized, 98,616,658 outstanding in 2000 and
98,454,089 outstanding in 1999.                                             $1,318.3                $1,267.3
Retained Earnings                                                              669.3                   741.4
-------------------------------------------------------------------------------------------------------------
    Total Common Stock Equity                                               $1,987.6                $2,008.7
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Preferred Stock of Florida Power Corporation-not-subject to mandatory redemption
Authorized-4,000,000 shares cumulative, $100 par value
Preferred Stock; 5,000,000 shares cumulative, no par value
preferred stock; 1,000,000 shares, $100 par value Preference Stock
    $100 par value Preferred Stock:
    4.00% - 39,980 shares outstanding (redemption price
    $104.25)                                                                  $  4.0                  $  4.0
    4.40% - 75,000 shares outstanding (redemption price
    $102.00)                                                                     7.5                     7.5
    4.58% - 99,990 shares outstanding (redemption price
    $101.00)                                                                    10.0                    10.0
    4.60% - 39,997 shares outstanding (redemption price
    $103.25)                                                                     4.0                     4.0
    4.75% - 80,000 shares outstanding (redemption price
    $102.00)                                                                     8.0                     8.0
-------------------------------------------------------------------------------------------------------------
    Total Preferred Stock of Florida Power Corporation                        $ 33.5                  $ 33.5
-------------------------------------------------------------------------------------------------------------
Long-Term Debt (maturities and weighted average interest
rates as of December 31, 2000)
Florida Power Corporation:
First mortgage bonds, maturing 2003-2023                     6.94%           $ 510.0                 $ 510.0
Pollution control revenue bonds, maturing 2014-2027          6.59%             240.9                   240.9
Medium-term notes, maturing 2001-2028                        6.69%             531.1                   607.9
Commercial paper, reclassified to long-term debt             6.89%             200.0                   200.0
Unamortized premium and discount, net                                           (2.9)                   (3.2)
-------------------------------------------------------------------------------------------------------------
                                                                             1,479.1                 1,555.6
-------------------------------------------------------------------------------------------------------------
Florida Progress Funding Corporation:
Mandatorily redeemable preferred securities, maturing 2039   7.10%             300.0                   300.0
-------------------------------------------------------------------------------------------------------------
                                                                               300.0                   300.0
-------------------------------------------------------------------------------------------------------------
Progress Capital Holdings:
Medium-term notes, maturing 2001-2008                        6.85%             374.0                   444.0
Commercial paper, reclassified to long-term debt             7.24%             300.0                   283.5
Other debt, maturing 2001-2008                               3.83%              13.8                    34.2
-------------------------------------------------------------------------------------------------------------
                                                                               687.8                   761.7
-------------------------------------------------------------------------------------------------------------
Less: Current portion of long-term debt                                        190.5                   163.2
-------------------------------------------------------------------------------------------------------------
     Total Long-Term Debt, Net                                              $2,276.4                $2,454.1
-------------------------------------------------------------------------------------------------------------
Total Capitalization                                                        $4,297.5                $4,496.3
-------------------------------------------------------------------------------------------------------------

See Notes to financial statements.


CONSOLIDATED STATEMENTS of COMMON EQUITY and COMPREHENSIVE INCOME
-----------------------------------------------------------------
Florida Progress Corporation                                                             Years ended December 31
(In millions except per share data)                                            2000                1999               1998
---------------------------------------------------------------------------------------------------------------------------
Beginning Balance                                                            $2,008.7          $ 1,862.0         $ 1,776.0

Net income                                                                     144.3               314.9             281.7
Foreign currency translation adjustment                                         (1.0)                (.4)                -
                                                                     ------------------------------------------------------
    Comprehensive Income                                                       143.3               314.5             281.7
Common Stock Issued - 162,570 shares, 1,117,623 shares,
    273,872 shares, respectively                                                 6.9                46.2              12.1
Equity contribution from parent, net                                            44.1                   -                 -
Common stock dividends at annual per share rate of
   $2.22, $2.18 and $2.14, respectively                                       (215.4)             (214.0)           (207.8)
---------------------------------------------------------------------------------------------------------------------------
Ending Balance                                                             $ 1,987.6            $2,008.7         $ 1,862.0
---------------------------------------------------------------------------------------------------------------------------

See Notes to financial statements.



CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
-------------------------------------------------
Florida Progress Corporation
(In millions except per share data)             First Quarter(a)   Second Quarter(a)      Third Quarter(a)    Fourth Quarter(a)(b)
----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
Operating revenues                                       $953.5               $1,094.7           $1,316.9          $ 1,100.4
Operating income (loss)                                   138.4                  151.3              200.3             (242.3)
Net income (loss)                                          76.5                  110.0              150.3             (192.5)
Common stock data: (c)
Price per share - high                                    46.50                  50.56              53.44              56.06
                  low                                     40.06                  45.31              46.88              51.81
----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999
Operating revenues                                       $889.9              $1,043.0            $1,178.9            $748.0
Operating income                                          137.3                 158.5               241.0              52.7
Net income                                                 67.6                  76.6               137.7              33.0
Common stock data:
Basic and diluted earnings per common share                0.69                  0.78                1.40              0.34
Dividend paid per common share                             .545                  .545                .545              .545
Price per share - high                                    44.75                 43.25               48.00             46.94
                  low                                     36.88                 35.88               39.56             41.19
----------------------------------------------------------------------------------------------------------------------------------


(a) In the opinion of management, all adjustments necessary to fairly present amounts shown for interim periods have been made. Results of operations for an interim period may not give a true indication of results for the year.
(b)  See Note 2 for a discussion of the purchase of Florida Progress by Progress
     Energy.
(c) As of November 30, 2000, all outstanding shares of Florida Progress were acquired by Progress Energy.

See Notes to financial statements.



STATEMENTS of INCOME
--------------------
Florida Power Corporation                                                        Years ended December 31
(In millions)                                                             2000              1999              1998
---------------------------------------------------------------------------------------------------------------------
Operating Revenues
   Electric                                                            $ 2,891.2           $2,632.6        $ 2,648.2
---------------------------------------------------------------------------------------------------------------------
        Total Operating Revenues                                         2,891.2            2,632.6          2,648.2
---------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Fuel used in electric generation                                        701.5              598.5            600.1
   Purchased power                                                         498.5              414.1            433.8
   Energy conservation costs                                                65.0               81.2             79.6
   Other operation and maintenance                                         524.1              463.9            467.3
   Depreciation and amortization                                           402.6              347.5            352.2
   Taxes other than on income                                              213.3              203.1            203.5
---------------------------------------------------------------------------------------------------------------------
        Total Operating Expenses                                         2,405.0            2,108.3          2,136.5
---------------------------------------------------------------------------------------------------------------------
Operating Income                                                           486.2              524.3            511.7
---------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                                           1.9                 .9              1.9
   Other, net                                                                (.4)              13.7              4.5
---------------------------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                                         1.5               14.6              6.4
---------------------------------------------------------------------------------------------------------------------
Income before Interest Charges and Income Taxes                            487.7              538.9            518.1
---------------------------------------------------------------------------------------------------------------------
Interest Charges
   Long-term debt                                                          102.2              105.8            115.6
   Other interest charges                                                   26.3               18.1             20.8
   Allowance for borrowed funds used during construction                    (3.1)              (3.3)            (9.4)
---------------------------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                                        125.4              120.6            127.0
---------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                                 362.3              418.3            391.1
Income Taxes                                                               150.5              151.3            141.0
---------------------------------------------------------------------------------------------------------------------
Net Income                                                                 211.8              267.0            250.1
Dividends on Preferred Stock                                                 1.5                1.5              1.5
---------------------------------------------------------------------------------------------------------------------
Earnings For Common Stock                                                 $210.3            $ 265.5          $ 248.6
---------------------------------------------------------------------------------------------------------------------

See Notes to financial statements.



BALANCE SHEETS
--------------
Florida Power Corporation
(In millions)                                                                               December 31
Assets                                                                               2000                 1999
---------------------------------------------------------------------------------------------------------------------
Utility Plant
  Electric utility plant in service                                                 $   6,998.1         $   6,776.8
  Accumulated depreciation                                                             (3,701.9)           (3,454.7)
---------------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                                   3,296.2             3,322.1
  Held for future use                                                                       8.3                 8.1
  Construction work in progress                                                           124.9               139.6
  Nuclear fuel, net of amortization                                                        39.9                68.7
---------------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                                        3,469.3             3,538.5
---------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                                 3.4                   -
  Accounts receivable, less allowance for doubtful accounts of
      $5.2 in 2000 and $4.0 in 1999                                                       328.0               210.8
  Taxes receivable                                                                            -                10.2
  Inventories, primarily at average cost:
      Fuel                                                                                 51.8                76.4
      Materials and supplies                                                               87.4                90.8
  Underrecovered fuel cost                                                                 90.4                   -
  Deferred income taxes                                                                    39.6                41.3
  Prepayments                                                                             146.6                91.1
---------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                              747.2               520.6
---------------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Deferred purchased power contract termination costs                                     226.7               297.8
  Unamortized debt expense                                                                  9.5                10.4
  Nuclear decommissioning trust funds                                                     400.7               377.2
  Diversified business property, net                                                        9.4                10.0
  Other assets and deferred debits                                                         95.6               134.6
---------------------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                                            741.9               830.0
---------------------------------------------------------------------------------------------------------------------
         Total Assets                                                               $   4,958.4           $ 4,889.1
---------------------------------------------------------------------------------------------------------------------

Capitalization and Liabilities
---------------------------------------------------------------------------------------------------------------------
Capitalization (see schedules of capitalization)
---------------------------------------------------------------------------------------------------------------------
  Common stock equity                                                               $   1,965.0           $ 1,885.0
  Preferred stock-not subject to mandatory redemption                                      33.5                33.5
  Long-term debt, net                                                                   1,397.1             1,478.8
---------------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                            3,395.6             3,397.3
---------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                                        82.0                76.8
  Accounts payable                                                                        209.7               175.9
  Overrecovered fuel cost                                                                     -                31.6
  Interest accrued                                                                         47.1                59.6
  Short-term obligations                                                                  192.5               153.1
  Advances from parent                                                                     20.2                   -
  Other current liabilities                                                               223.5               190.8
---------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                         775.0               687.8
---------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                                       427.5               484.0
  Accumulated deferred investment tax credits                                              61.6                69.5
  Other postretirement benefit costs                                                      125.2               119.4
  Other liabilities and deferred credits                                                  173.5               131.1
---------------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                                      787.8               804.0
---------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 15)
---------------------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                                       $   4,958.4           $ 4,889.1
---------------------------------------------------------------------------------------------------------------------

See Notes to financial statements.


STATEMENTS of CASH FLOWS
------------------------
Florida Power Corporation                                                                      Years ended December 31
(In millions)                                                                           2000           1999            1998
---------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                               $ 210.3         $ 265.5         $ 248.6
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                        453.3           385.0           382.7
      Deferred income taxes and investment tax credits, net                                (59.5)          (62.2)           36.5
Changes in working capital
     Accounts receivable                                                                  (117.2)           (4.9)           37.9
     Inventories                                                                            28.0           (35.5)            4.2
     Overrecovered/underrecovered utility fuel costs                                     (122.1)             9.4            51.7
     Accounts payable                                                                       33.6            (5.4)           11.8
     Taxes payable                                                                           7.6             5.3            (4.2)
     Prepayments and other                                                                 (32.4)          (23.5)          (11.6)
     Other                                                                                  52.5            41.3            21.4
---------------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                         454.1           575.0           779.0
---------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                                  (283.7)         (357.7)         (310.2)
Allowance for borrowed funds used during construction                                       (3.1)           (3.4)           (9.4)
Other investing activities                                                                 (16.4)          (27.5)          (56.8)
---------------------------------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                           (303.2)         (388.6)         (376.4)
---------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds from issuance of long-term debt                                                       -               -           144.1
Repayment of long-term debt                                                                (76.8)          (91.6)         (259.3)
Dividends paid on common stock                                                            (201.3)         (200.6)         (154.9)
Equity contributions from Florida Progress                                                  71.0               -               -
Advances from parent                                                                        20.2               -               -
Increase (decrease) in short-term debt                                                      39.4           105.8         (132.5)
---------------------------------------------------------------------------------------------------------------------------------
           Net Cash (Used in) Financing Activities                                        (147.5)         (186.4)         (402.6)
---------------------------------------------------------------------------------------------------------------------------------
Net Increase  in Cash and Cash Equivalents                                                   3.4               -               -
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of the Year                                             -               -               -
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                                  $  3.4           $   -           $   -
---------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest (net of amount capitalized)                          $135.0          $114.2          $111.4
                            income taxes (net of refunds)                                 $194.4          $210.9          $107.3
Non-cash investing activities:
                            property dividend to Florida Progress                         $    -          $    -          $ 41.1



See Notes to financial statements.


SCHEDULES of CAPITALIZATION
---------------------------
Florida Power Corporation                                                            December 31
(In millions except per share data)                                         2000                     1999
-------------------------------------------------------------------------------------------------------------
Common Stock Equity
-------------------
Common Stock without par value                                              $1,075.4                $1,004.4
Retained Earnings                                                              889.6                   880.6
-------------------------------------------------------------------------------------------------------------
    Total Common Stock Equity                                               $1,965.0                $1,885.0
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Preferred Stock-not-subject to mandatory redemption
Authorized-4,000,000 shares cumulative, $100 par value
Preferred Stock; 5,000,000 shares cumulative, no par value
preferred stock; 1,000,000 shares, $100 par value Preference Stock
    $100 par value Preferred Stock:
    4.00% - 39,980 shares outstanding (redemption price
    $104.25)                                                                  $  4.0                  $  4.0
    4.40% - 75,000 shares outstanding (redemption price
    $102.00)                                                                     7.5                     7.5
    4.58% - 99,990 shares outstanding (redemption price
    $101.00)                                                                    10.0                    10.0
    4.60% - 39,997 shares outstanding (redemption price
    $103.25)                                                                     4.0                     4.0
    4.75% - 80,000 shares outstanding (redemption price
    $102.00)                                                                     8.0                     8.0
-------------------------------------------------------------------------------------------------------------
    Total Preferred Stock of Florida Power Corporation                       $  33.5                 $  33.5
-------------------------------------------------------------------------------------------------------------
Long-Term Debt (maturities and weighted average interest
rates as of December 31, 2000)
Florida Power Corporation:
First mortgage bonds, maturing 2003-2023                     6.94%           $ 510.0                 $ 510.0
Pollution control revenue bonds, maturing 2014-2027          6.59%             240.9                   240.9
Medium-term notes, maturing 2001-2028                        6.69%             531.1                   607.9
Commercial paper, reclassified to long-term debt             6.89%             200.0                   200.0

Unamortized premium and discount, net                                           (2.9)                   (3.2)
-------------------------------------------------------------------------------------------------------------
                                                                             1,479.1                 1,555.6
-------------------------------------------------------------------------------------------------------------
Less: Current portion of long-term debt                                         82.0                    76.8
-------------------------------------------------------------------------------------------------------------
     Total Long-Term Debt, Net                                              $1,397.1                $1,478.8
-------------------------------------------------------------------------------------------------------------
Total Capitalization                                                        $3,395.6                $3,397.3
-------------------------------------------------------------------------------------------------------------

See Notes to financial statements.


STATEMENTS of COMMON EQUITY
---------------------------
Florida Power Corporation                                                           Years ended December 31
(In millions)                                                                 2000                1999               1998
---------------------------------------------------------------------------------------------------------------------------
Beginning Balance                                                          $ 1,885.0           $ 1,820.1          $1,767.5
Net income                                                                     210.3               265.5             248.6
Equity contribution from Florida Progress                                       71.0                   -                 -
Dividends paid to Florida Progress                                            (201.3)             (200.6)           (196.0)
---------------------------------------------------------------------------------------------------------------------------
Ending Balance                                                             $ 1,965.0          $ 1,885.0          $ 1,820.1
---------------------------------------------------------------------------------------------------------------------------

See Notes to financial statements.



QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------
Florida Power Corporation
(In millions)                            First Quarter(a)    Second Quarter(a)      Third Quarter(a)     Fourth Quarter(a)
----------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
Operating revenues                          $621.9                 $701.4              $914.5              $653.4
Operating income (loss)                      132.0                  156.5               221.4               (23.7)
Net income (loss)                             63.4                   79.5               121.9               (54.5)
----------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999
Operating revenues                          $570.7                 $671.7              $794.9              $595.3
Operating income                             119.9                  135.1               219.7                49.6
Net income                                    62.4                   65.5               121.0                16.6

(a) In the opinion of management, all adjustments necessary to fairly present amounts shown for interim periods have been made. Results of operations for an interim period may not give a true indication of results for the year.


The business of Florida Power is seasonal in nature and comparisons of earnings for the quarters do not give a true indication of overall trends and changes in Florida Power's operations. In the fourth quarter of 2000, 1999 and 1998 the FPSC approved the establishment of a regulatory liability for the purpose of deferring nonfuel revenues. The 2000, 1999 and 1998 deferrals were $63 million, $44.4 million and $10.1 million, respectively. In the third quarter of 2000, Florida Power recognized the 1999 $44 million deferral in electric utility revenues and applied it to the amortization of the Tiger Bay regulatory asset, which resulted in no impact to 2000 earnings. Similarly, in the second quarter of 1999, Florida Power recognized the 1998 $10 million deferral in electric utility revenues and applied it toward the amortization of the Tiger Bay regulatory asset, resulting in no impact to 1999 earnings.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General-- Florida Progress Corporation (the Company or Florida Progress) is a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). The Company became subject to the regulations of PUHCA when it was acquired by CP&L Energy, Inc. on November 30, 2000. (See Note 2 to the Financial Statements.) CP&L Energy, Inc. subsequently changed its name to Progress Energy, Inc. (Progress Energy or the Parent). Florida Progress' two primary subsidiaries are Florida Power Corporation (Florida Power) and Electric Fuels Corporation (Electric Fuels).

Electric Fuels' Rail Services, Inland Marine Transportation and the non-Florida Power portion of its Energy & Related Services operations report their results one-month in arrears.

The financial statements include the financial results of the Company and its majority-owned operations. All significant intercompany balances and transactions have been eliminated. Investments in 20% to 50%-owned joint ventures are accounted for using the equity method. The investment in Mid-Continent is accounted for under the cost method.

Certain reclassifications have been made to prior-year amounts to conform to the current year's presentation.

Use of Estimates -- In preparing financial statements that conform with generally accepted accounting principles, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses reflected during the reporting period. Actual results could differ from those estimates.

Regulation -- Florida Power is regulated by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC). The utility follows the accounting practices set forth in the Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This standard allows utilities to capitalize or defer certain costs or reduce revenues based on regulatory approval and management's ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process.

PROPERTY, PLANT AND EQUIPMENT

Electric Utility Plant -- Utility plant is stated at the original cost of construction, which includes payroll and related costs such as taxes, pensions and other fringe benefits, general and administrative costs, and an allowance for funds used during construction. Substantially all of the utility plant is pledged as collateral for Florida Power's first mortgage bonds.

The allowance for funds used during construction (AFUDC) represents the estimated cost of equity and debt for utility plant under construction. Florida Power is permitted to earn a return on these costs and recover them in the rates charged for utility services while the plant is in service. The average rate used in computing the allowance for funds was 7.8% for 2000, 1999 and 1998.

The cost of nuclear fuel is amortized to expense based on the quantity of heat produced for the generation of electric energy in relation to the quantity of heat expected to be produced over the life of the nuclear fuel core.

Florida Power's annual provision for depreciation, including a provision for nuclear plant decommissioning costs and fossil plant dismantlement costs, expressed as a percentage of the average balances of depreciable utility plant, was 4.6% for 2000 and 1999 and 4.7% for 1998.

The fossil plant dismantlement accrual has been suspended for a period of four years, effective July 1, 1997. (See Note 14 to the Financial Statements - Extended Nuclear Outage.)

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

Diversified Business Property -- Diversified business property consists primarily of railcar and recycling equipment, barges, towboats, land, synthetic fuel facilities, mineral rights and telecommunications equipment.

Depreciation on diversified business property is calculated principally on the straight-line method over the following estimated useful lives:
   Railcar and recycling equipment        3  to 20 years
   Barges and towboats                   30  to 35 years
   Telecommunications equipment           5  to 20 years
   Synthetic fuel facilities              7  to  9 years

The synthetic fuel facilities are being depreciated through 2007 at which time the Section 29 tax credits will expire.

In December 2000, Electric Fuels wrote down certain of its 180 million tons of coal reserves (See Note 3). Excluding reserves determined to be impaired, Electric Fuels owns, in fee, properties that contain estimated proven and probable coal reserves of approximately 2 million tons, and controls, through mineral leases, additional estimated proven and probable coal reserves of approximately 22 million tons. Depletion is provided on the units-of-production method based upon the estimates of recoverable tons of clean coal.

Utility Revenues, Fuel and Purchased Power Expenses -- Revenues include amounts resulting from fuel, purchased power and energy conservation cost recovery clauses, which generally are designed to permit full recovery of these costs. The adjustment factors are based on projected costs for a 12-month period. The cumulative difference between actual and billed costs is included on the balance sheet as a current regulatory asset or liability. Any difference is billed or refunded to customers during the subsequent period.

Florida Power accrues the nonfuel portion of base revenues for services rendered but unbilled.

Diversified Revenues -- Revenues are recognized at the time products are shipped or as services are rendered. Leasing activities are accounted for in accordance with SFAS No. 13, "Accounting for Leases."

Income Taxes -- Deferred income taxes are provided on all significant temporary differences between the financial and tax basis of assets and liabilities using current tax rates.

Deferred investment tax credits, subject to regulatory accounting practices, are amortized to income over the lives of the related properties.

Accounting for Certain Investments -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Dividend and interest income are recognized when earned.

Acquisitions -- During 2000 and 1999, subsidiaries of Electric Fuels acquired 7 and 8 businesses, respectively, in separate transactions. The cash paid for the 2000 and 1999 acquisitions was $45.7 million and $55.9 million, respectively. The excess of the aggregate purchase price over the fair value of net assets acquired was approximately $11.1 million and $24.0 million in 2000 and 1999, respectively. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the operating results of the acquired businesses have been included in the Company's financial statements since the date of acquisition. Each of the acquired companies conducted operations similar to those of the subsidiaries and has been integrated into Electric Fuels' operations. The pro forma results of consolidated operations for 2000 and 1999, assuming the 2000 acquisitions were made at the beginning of each year, would not differ significantly from the historical results.

Accounting for the Impairment of Goodwill and Long-Lived Assets -- The Company accounts for the impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable (See Note 3). The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Goodwill is being amortized on a straight-line basis over the expected periods to be benefited, generally 40 years.

The Financial Accounting Standards Board (FASB) is proceeding with its project related to business combinations and accounting for goodwill. This project, as proposed, would eliminate the amortization of goodwill and, instead, would require goodwill to be reviewed periodically for impairment. The FASB plans to issue a final statement in June 2001.

Environmental -- The Company accrues environmental remediation liabilities when the criteria of SFAS No. 5, "Accounting for Contingencies," have been met. Environmental expenditures are expensed as incurred or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and have no future economic benefits are expensed.

Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

Loss Contingencies -- Liabilities for loss contingencies arising from litigation are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The amount of the liability recorded includes an estimate of outside legal fees directly associated with the loss contingency.

New Accounting Standards -- Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure those instruments at fair value. There will not be a significant transition adjustment affecting the statements of income or comprehensive income. The ongoing effects of SFAS No. 133 will depend on future market conditions and the Company's positions in derivative instruments and hedging activities.

NOTE 2: ACQUISITION BY PROGRESS ENERGY, INC.

On November 30, 2000, Progress Energy acquired all of the outstanding shares of Florida Progress' common stock in accordance with the Amended and Restated Plan of Exchange, including the related Plan of Share Exchange, dated as of August 22, 1999, as amended and restated as of March 3, 2000, among CP&L Energy, Florida Progress and Carolina Power & Light Company. Florida Progress shareholders received $54.00 in cash or shares of Progress Energy common stock having a value of $54.00, subject to proration, and one contingent value obligation (CVO) in exchange for each share of Florida Progress common stock. The exchange ratio for the shares of Progress Energy common stock issued to Florida Progress shareholders was 1.3473. Each CVO represents the right to receive contingent payments based upon the net after-tax cash flow to Progress Energy generated by four synthetic fuel facilities purchased by subsidiaries of Florida Progress in 1999.

The acquisition was accounted for by Progress Energy using the purchase method of accounting; however, due to the significance of the public debt and preferred securities of the Company and Florida Power, the acquisition cost was not pushed down to the Company's separate financial statements or Florida Power's. Even though a new basis of accounting and reporting for the Company was not established, significant merger-related costs were incurred in 2000 and reported in the following captions on the Consolidated Statements of Income:


                                  Florida Power                              Total - Florida
                                 Other Operation    Diversified Business        Progress
                                 and Maintenance          Expenses             Corporation

(in millions)
Employee separation costs                $72.8                  $17.9               $ 90.7
Other merger-related costs                21.4                   34.9                 56.3
                                          ----                   ----                 ----
      Total                              $94.2                  $52.8               $147.0
                                         =====                  =====               ======

In connection with the acquisition of the Company by Progress Energy, the Company began the implementation of a plan to combine operations with Progress Energy. In the fourth quarter 2000, the Company recorded executive involuntary termination costs of $24.5 million and non-executive involuntary termination costs of $41.8 million. Substantially all of the executive termination expense was attributable to lump-sum severance costs paid in December 2000. In connection with the termination of certain key executives, the Company also recorded a curtailment and special termination benefit charge of $24.4 million related to two supplemental defined benefit pension plans (See Note 12). The non-executive involuntary termination accrual includes estimates for administrative leave, severance, employer FICA, medical benefits and outplacement costs associated with the Company's employee involuntary termination plan. The Company expects to complete the implementation phase of the plan by the end of June 2001 and finalize the plan by the end of 2001. The majority of payments are expected to occur in 2001 with the remaining payments occurring through 2003. The Company expects additional termination effects related to pension and postretirement benefit plan curtailments in 2001.

Other merger-related costs include $17.9 million of change of control costs substantially related to the immediate vesting of a stock-based performance plan (See Note 11), and $17.3 million of direct transaction costs related to investment banker, legal and accounting fees. Other costs incurred include employee retention costs and excise tax payments triggered by executive severance and change of control payments.

NOTE 3: IMPAIRMENT OF LONG-LIVED ASSETS

During the fourth quarter of 2000, Electric Fuels evaluated the economic feasibility of accessing and mining its existing coal reserves in light of the intended changes for the use of these assets by management and a significant downturn in the coal industry. Electric Fuels concluded that approximately 180 million tons of its existing reserves are impaired. Based on the Electric Fuels' expectation of future net cash flow, these reserves have been written-down to their fair value, resulting in a pre-tax loss of $70.2 million. This impairment charge is included in diversified business expenses on the Company's consolidated statements of income.

Progress Energy has hired a financial adviser to assist Florida Progress in evaluating its strategic alternatives with respect to two of Electric Fuels' business segments, Rail Services and Inland Marine Transportation. Preliminary valuations on the Rail Services business segment indicated that the carrying amounts of long-lived assets are not recoverable. As such, the carrying values of these assets were written down to estimated fair value based on discounted cash flows considering cash flows expected to result from the use of the assets and their eventual disposition. During the fourth quarter 2000, the Rail Services segment recognized the resulting pre-tax impairment loss of $60.5 million, which was substantially attributed to the write-down of goodwill. This impairment charge is included in diversified business expenses on the Company's consolidated statements of income. See Note 13 for additional information on the Rail Services segment.

NOTE 4: RELATED PARTY TRANSACTIONS

The Company and its subsidiaries participate in two internal money pools, operated by Progress Energy, to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings. Subsidiaries, which invest in the money pool, earn interest on a basis proportionate to their average monthly investment. The interest rate used to calculate earnings approximates external interest rates. Funds may be withdrawn from or repaid to the pool at any time without prior notice. Interest expense related to the advances from Progress Energy in 2000 was not significant.

From time-to-time the Company and its subsidiaries may receive equity contributions from Progress Energy. During 2000, the Company received cash equity contributions totaling $84.5 million from Progress Energy.

In April 2000, Progress Energy Ventures (Energy Ventures), a wholly-owned subsidiary of Progress Energy, purchased a 90% interest in an affiliate of Electric Fuels that owns a synthetic fuel facility located at the company-owned mine site in Virginia. In May 2000, Energy Ventures purchased a 90% ownership interest in another synthetic fuel facility located in West Virginia. The purchase agreements contained a provision that would require Energy Ventures to sell, and the respective Electric Fuels affiliate to repurchase, the 90% interest had the share exchange among Florida Progress, CP&L Energy and CP&L not occurred.

Electric Fuels has accounted for the transactions as a sale for tax purposes and, because of the repurchase obligation, as a financing for financial reporting purposes in the pre-acquisition period and as a transfer of assets within a controlled group as of the acquisition date. At the date of acquisition, assets of $8.3 million were transferred to Progress Energy. As of December 31, 2000, the Company has a note receivable of $69.3 million from Energy Ventures that has been recorded as a reduction to equity for financial reporting purposes, offset by a $46.8 million reclassification of the repurchase obligation to equity. Payments on the note during 2000 totaled $9.7 million representing principal and $3.8 million representing interest.

NOTE 5: FINANCIAL INSTRUMENTS

Estimated fair value amounts have been determined by the Company using available market information. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may be different than the amounts that the Company could realize in a current market exchange.

The Company's exposure to market risk for a change in interest rates relates primarily to the Company's marketable securities, debt obligations and Company-obligated mandatorily redeemable preferred securities. The Company's short-term obligations, comprised of commercial paper, are carried at cost, which approximate market value.

The Company held only securities classified as available for sale at both December 31, 2000 and 1999. At December 31, 2000 and 1999, the Company had the following financial instruments with estimated fair values and carrying amounts:






                                                         2000                               1999
                                             --------------------------          -------------------------
                                                Carrying        Fair               Carrying        Fair
(In millions)                                    Amount         Value                Amount      Value
-------------------------------------------------------------------------------------------------------------------
ASSETS:
Investments in company-owned
  life insurance                                 $ 87.3          $ 87.3            $    89.8        $ 89.8
Nuclear decommissioning fund                      400.7           400.7                377.2         377.2
-------------------------------------------------------------------------------------------------------------------
LIABILITIES:
Long-term debt:
  Florida Power Corporation                    $1,479.1        $1,467.0             $1,555.6      $1,512.3


  Florida Progress Funding Corporation            300.0           271.5                300.0         249.8
  Progress Capital Holdings                       687.8           684.3                761.7         753.6
-------------------------------------------------------------------------------------------------------------------


The change in the cash surrender value of the Company's investment in company-owned life insurance is reflected in other expense (income) in the accompanying consolidated statements of income. The nuclear decommissioning fund consists primarily of equity securities and municipal, government, corporate, and mortgage-backed debt securities. The debt securities have a weighted-average maturity of approximately 10 years. The fund had gross unrealized gains at December 31, 2000 and 1999 of $23.5 million and $117.3 million, respectively. Gross unrealized losses for the same periods were not significant. The proceeds from the sale of securities were $684.1 million, $722.2 million, and $231.7 million for the years ended December 31, 2000, 1999, and 1998, respectively. The cost of securities sold was based on specific identification and resulted in gross realized gains of $3.6 million, $7.6 million, and $1.5 million for the years ended December 31, 2000, 1999, and 1998, respectively. All realized and unrealized gains and losses are reflected as an adjustment to the accumulated provision for nuclear decommissioning.

NOTE 6: INCOME TAXES


FLORIDA PROGRESS
(In millions)                                        2000                 1999                1998
----------------------------------------------------------------------------------------------------------
Components of income tax expense:
Payable currently:
   Federal                                           $95.3               $109.6              $ 85.8
   State                                              16.2                 20.5                15.3
----------------------------------------------------------------------------------------------------------
                                                     111.5                130.1               101.1
----------------------------------------------------------------------------------------------------------
Deferred, net:
   Federal                                          (206.7)               (28.0)               47.2
   State                                             (13.7)                (2.6)                8.2
----------------------------------------------------------------------------------------------------------
                                                    (220.4)               (30.6)               55.4
----------------------------------------------------------------------------------------------------------
Amortization of investment
   tax credits, net                                   (7.9)                (7.8)               (7.9)
----------------------------------------------------------------------------------------------------------
                                                   $(116.8)              $ 91.7              $148.6
----------------------------------------------------------------------------------------------------------

FLORIDA POWER
(In millions)                                        2000                 1999                1998
----------------------------------------------------------------------------------------------------------
Components of income tax expense:
Payable currently:
   Federal                                          $181.3               $185.1              $ 89.2
   State                                              28.6                 28.4                15.3
----------------------------------------------------------------------------------------------------------
                                                     209.9                213.5               104.5
----------------------------------------------------------------------------------------------------------
Deferred, net:
   Federal                                           (46.0)               (49.5)               37.7
   State                                              (5.6)                (4.9)                6.6
----------------------------------------------------------------------------------------------------------
                                                     (51.6)               (54.4)               44.3
----------------------------------------------------------------------------------------------------------
Amortization of investment
   tax credits, net                                   (7.8)                (7.8)               (7.8)
----------------------------------------------------------------------------------------------------------
                                                    $150.5               $151.3              $141.0
----------------------------------------------------------------------------------------------------------

The primary differences between the statutory rates and the effective income tax rates are detailed below:

FLORIDA PROGRESS
                                                      2000                 1999                1998
----------------------------------------------------------------------------------------------------------
Federal statutory income tax rate                     35.0%                35.0%               35.0%
State income tax, net of federal
   income tax benefits                                 5.9                  2.9                 3.5
Amortization of investment tax credits               (28.7)                (1.9)               (1.8)
Synthetic fuel income tax credits                   (538.0)                (9.5)                (.6)
Other income tax credits                             (25.4)                (1.5)               (1.3)
Non deductible acquisition costs                      89.7                  -                   -
Net unfunded taxes from prior years                   15.3                  -                   -
Other                                                 21.8                 (2.4)                (.3)
----------------------------------------------------------------------------------------------------------
Effective income tax rates                          (424.4)%               22.6%               34.5%
----------------------------------------------------------------------------------------------------------


FLORIDA POWER
                                                      2000                 1999                1998
--------------------------------------------------------------------------------------------------------
Federal statutory income tax rate                     35.0%                35.0%               35.0%
State income tax, net of federal
   income tax benefits                                 4.1                  3.7                 3.6
Amortization of investment tax credits                (2.2)                (1.9)               (2.0)
Non deductible acquisition costs                       3.0                  -                   -
Other                                                  1.8                 (0.5)                (.4)
--------------------------------------------------------------------------------------------------------
                                                      41.7%                36.3%               36.2%
--------------------------------------------------------------------------------------------------------

The following summarizes the components of deferred tax liabilities and assets at December 31, 2000 and 1999:


FLORIDA PROGRESS
(In millions)                                         2000                 1999
------------------------------------------------------------------------------------
Deferred tax liabilities:
   Difference in tax basis of property,
    plant and equipment                             $566.2                  $604.9
   Investment in partnerships                          6.2                    25.5
   Deferred book expenses                              9.1                    25.0
   Other                                              16.4                    21.2
------------------------------------------------------------------------------------
     Total deferred tax liabilities                 $597.9                  $676.6
------------------------------------------------------------------------------------
Deferred tax assets:
   Accrued book expenses                            $109.8                  $105.9
   Income tax credit carry forward                    92.9                    -
   Unbilled revenues                                  17.8                    17.7
   State income tax loss carry forward                10.9                     -
   Valuation allowance                               (10.9)                    -
   Other                                              75.4                    54.9
------------------------------------------------------------------------------------
     Total deferred tax assets                      $295.9                  $178.5
------------------------------------------------------------------------------------

FLORIDA POWER
(In millions)                                         2000                 1999
------------------------------------------------------------------------------------
Deferred tax liabilities:
   Difference in tax basis of property,
    plant and equipment                             $491.8                  $540.9
   Deferred book expenses                              9.1                    25.0
   Other                                               9.2                     7.1
------------------------------------------------------------------------------------
     Total deferred tax liabilities                 $510.1                  $573.0
------------------------------------------------------------------------------------
Deferred tax assets:
   Accrued book expenses                             $90.2                   $88.9
   Unbilled revenues                                  17.8                    17.7
   Other                                              14.2                    23.7
------------------------------------------------------------------------------------
     Total deferred tax assets                      $122.2                  $130.3
------------------------------------------------------------------------------------

At December 31, 2000 and 1999, Florida Progress had net non current deferred tax liabilities of $341.6 million and $539.4 million and net current deferred tax assets of $39.6 million and $41.3 million, respectively. Income tax credit carry forward at December 31, 2000, consists of $86.9 million of alternative minimum tax credit with an indefinite carry forward period and $6 million of general business credit with a carry forward period expiring in 2020. The valuation allowance in 2000 offsets a related amount of deferred tax assets recorded for state income tax net operating losses. The valuation allowance was recorded because of uncertainties associated with the ability to offset future state taxable amounts during the carry forward period. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to allow for the utilization of the remaining deferred tax assets.

At December 31, 2000 and 1999, Florida Power had net non-current deferred tax liabilities of $427.5 million and $484.0 million and net current deferred tax assets of $39.6 million and $41.3 million, respectively. Florida Power expects the results of future operations will generate sufficient taxable income to allow for the utilization of deferred tax assets.

The Company is a majority owner in three facilities and a minority owner in three facilities that produce synthetic fuel from coal fines, as defined under the Internal Revenue Service Code Section 29 (Section 29). The production and sale of the synthetic fuel from these facilities qualifies for tax credits under
Section 29 if certain requirements are satisfied. Should the tax credits be denied on future audits, and the Company fails to prevail through the Internal Revenue Service or legal process, there could be a significant tax liability owed for previously taken Section 29 credits, with a significant impact on consolidated results of operations and cash flows. Management believes it is probable, although it can not provide certainty that it will prevail on any credits taken.

NOTE 7: NUCLEAR OPERATIONS

Jointly Owned Plant -- In September 1999, Florida Power purchased the City of Tallahassee's 1.33% interest in the Crystal River Nuclear Plant (CR3), which was approved by regulatory authorities. The following information relates to Florida Power's 91.78% proportionate share of the nuclear plant at December 31, 2000 and 1999:

(In millions)                                 2000             1999
----------------------------------------------------------------------
Utility plant in service                     $773.3           $773.6
Construction work in progress                  14.1             18.6
Unamortized nuclear fuel                       39.9             68.7
Accumulated depreciation                      431.9            400.6
Accumulated decommissioning                   322.2            285.0
----------------------------------------------------------------------

Net capital additions/(retirements) for Florida Power were $(4.9) million in 2000 and $39.2 million in 1999. Depreciation expense, exclusive of nuclear decommissioning, was $36.4 million in 2000 and $34.3 million in 1999. Each co-owner provides for its own financing of its investment. Florida Power's share of the asset balances and operating costs is included in the appropriate financial statements. Amounts exclude any allocation of costs related to common facilities.

Decommissioning Costs -- Florida Power's nuclear plant depreciation expenses include a provision for future decommissioning costs, which are recoverable through rates charged to customers. Florida Power is placing amounts collected in an externally managed trust fund. The recovery from customers, plus income earned on the trust fund, is expected to be sufficient to cover Florida Power's share of the future dismantlement, removal and land restoration costs. Florida Power has a license to operate the nuclear unit through December 3, 2016, and contemplates decommissioning beginning at that time. Plans are in place to request the extension of the CR3 operating license in 2005.

In November 1995, the FPSC approved the current site-specific study that estimates total future decommissioning costs at approximately $2 billion, which corresponds to $501.9 million in 2000 dollars. Florida Power's share of the total annual decommissioning expense is $21.7 million.

In December 2000, Florida Power filed a new site-specific study with the FPSC that estimated total future decommissioning costs to be approximately $1.7 billion, which corresponds to $515.8 million in 2000 dollars. Florida Power filed a petition with the FPSC requesting that the retail portion of annual decommissioning expense be decreased to $8.6 million, beginning in January 2001. The FPSC is expected to rule on this petition in 2001.

Fuel Disposal Costs -- Florida Power has entered into a contract with the DOE for the transportation and disposal of spent nuclear fuel. Disposal costs for nuclear fuel consumed are being collected from customers through the fuel adjustment clause at a rate of $.001 per net nuclear kilowatt-hour sold and are paid to the DOE quarterly. Florida Power currently is storing spent nuclear fuel on-site and has sufficient storage capacity in place for fuel consumed through the year 2011.

NOTE 8: PREFERRED AND PREFERENCE STOCK AND SHAREHOLDER RIGHTS

The authorized capital stock of the Company includes 10 million shares of preferred stock, without par value, including 2 million shares designated as Series A Junior Participating Preferred Stock. No shares of the Company's preferred stock are issued and outstanding. The Company had a Shareholder Rights Agreement, which would have caused the issuance of some or all of this Preferred Stock in the event of certain attempted business combinations. The Shareholder Rights Agreement terminated in connection with the acquisition by Progress Energy.

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

NOTE 9: COMPANY-OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE QUARTERLY INCOME PREFERRED SECURITIES (QUIPS) OF A SUBSIDIARY TRUST HOLDING SOLELY FLORIDA PROGRESS GUARANTEED SUBORDINATED DEFERRABLE INTEREST NOTES

In April 1999, FPC Capital I (the Trust), an indirect wholly-owned subsidiary of the Company, issued 12 million shares of $25 par cumulative Company-obligated mandatorily redeemable preferred securities (Preferred Securities) due 2039, with an aggregate liquidation value of $300 million with an annual distribution rate of 7.10%, payable quarterly. Currently, all 12 million shares of the Preferred Securities that were issued are outstanding. Concurrent with the issuance of the Preferred Securities, the Trust issued to Florida Progress Funding Corporation (Funding Corp.) all of the common securities of the Trust (371,135 shares), for $9.3 million. Funding Corp. is a direct wholly-owned subsidiary of the Company.

The existence of the Trust is for the sole purpose of issuing the Preferred Securities and the common securities and using the proceeds thereof to purchase from Funding Corp. its 7.10% Junior Subordinated Deferrable Interest Notes (subordinated notes) due 2039, for a principal amount of $309.3 million. The subordinated notes and the Notes Guarantee (as discussed below) are the sole assets of the Trust. Funding Corp.'s proceeds from the sale of the subordinated notes were advanced to Progress Capital Holdings and used for general corporate purposes including the repayment of a portion of certain outstanding short-term bank loans and commercial paper.

The Company has fully and unconditionally guaranteed the obligations of Funding Corp. under the subordinated notes (the Notes Guarantee). In addition, the Company has guaranteed the payment of all distributions required to be made by the Trust, but only to the extent that the Trust has funds available for such distributions (Preferred Securities Guarantee). The Preferred Securities Guarantee, considered together with the Notes Guarantee, constitutes a full and unconditional guarantee by the Company of the Trust's obligations under the Preferred Securities.

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

These preferred securities are classified as long-term debt on Florida Progress' consolidated balance sheets.

NOTE 10: DEBT AND CREDIT FACILITIES

The Company's consolidated subsidiaries have lines of credit totaling $1.0 billion, which are used to support the issuance of commercial paper. The lines of credit were not drawn on as of December 31, 2000. Interest rate availability under the lines of credit arrangements vary from subprime or money market rates to the prime rate. Banks providing lines of credit are compensated through fees. Commitment fees on lines of credit vary between .08 and .20 of 1%.

The lines of credit consist of five revolving bank credit facilities, two for Florida Power and three for Progress Capital Holdings, Inc. (Progress Capital). The Florida Power facilities consist of $200 million with a 364-day term and $200 million with a remaining four-year term. The Progress Capital facility consists of $300 million with a 364-day term and $300 million with a remaining three-year term. Included in the above amounts is a new $200 million, 364-day facility, which Progress Capital established in July 2000, while concurrently increasing its commercial paper program from $400 million to $600 million. In November 2000, $300 million of the 364-day facilities were extended to November 2001. Based on the duration of the underlying backup credit facilities, $500 million and $483.5 million of outstanding commercial paper at December 31, 2000 and 1999, respectively, are classified as long-term debt. As of December 31, 2000, Florida Power and Progress Capital had an additional $192.5 million and $274.8 million, respectively, of outstanding commercial paper classified as short-term debt.

Progress Capital has uncommitted bank bid facilities authorizing it to borrow and re-borrow, and have outstanding at any time, up to $300 million. The bank bid facilities were not drawn as of December 31, 2000 and 1999, respectively.

In March 2000, Florida Power established an uncommitted bank bid facility allowing it to borrow and re-borrow and have loans outstanding at any time, up to $100 million. The facility was established to temporarily supplement commercial paper borrowings, as needed. As of December 31, 2000, there were no loans outstanding under this bid facility.

Florida Power has a public medium-term note program providing for the issuance of either fixed or floating interest rate notes. These notes may have maturities ranging from nine months to 30 years. A balance of $250 million is available for issuance at December 31, 2000.

Progress Capital has a private medium-term note program providing for the issuance of either fixed or floating interest rate notes, with maturities ranging from nine months to 30 years. A balance of $400 million is available for issuance under this program.

The combined aggregate maturities of long-term debt for 2001 through 2005 for Florida Progress are $190.5 million, $87 million, $775 million, $68 million and $48 million, respectively. Florida Power's maturities of long-term debt for 2001 through 2005 are $82 million, $32.2 million, $417.4 million, $42.7 million and $48 million, respectively.

Florida Progress has unconditionally guaranteed the payment of Progress Capital's debt.

NOTE 11: Stock-Based Compensation

The Company and one of its subsidiaries had Long-Term Incentive Plans (LTIPs) which authorized the granting of common stock to certain executives in various forms. These plans were terminated on November 30, 2000, in conjunction with the acquisition by Progress Energy (See Note 2). All outstanding LTIP awards as of November 30, 2000 were paid in full in 2000 in accordance with the change in control provisions of these plans. Certain executives were also eligible to receive restricted stock, which also fully vested and was paid in conjunction with the merger.

The Company accounted for these plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed under SFAS No. 123, "Accounting for Stock Based Compensation." Compensation costs for performance shares; performance units and restricted stock were recognized at the fair market value of the Company's stock and recognized over the performance cycle. Compensation costs related to the LTIPs for 2000, 1999 and 1998 were $17 million, $19 million and $9 million, respectively. In addition the Company recognized merger-related costs of $18 million associated with these plans in 2000, as a result of the immediate vesting of all outstanding awards.

NOTE 12: BENEFIT PLANS

Pension Benefits -- The Company and some of its subsidiaries have two noncontributory defined benefit pension plans covering most employees.

The Company also has two supplementary defined benefit pension plans, that provide additional benefits to certain higher-level employees. As a result of the acquisition by Progress Energy, the benefits of one plan were frozen on December 31, 2000 and the Company recorded merger-related charges of $24.4 million associated with the two plans. (See Note 2) The net pension benefit recognized in 2000 of $53.6 million does not include the merger-related charges.

Other Postretirement Benefits -- The Company and some of its subsidiaries also provide certain health care and life insurance benefits for retired employees that reach retirement age while working for the Company.

Shown below are the components of the net pension expense and net postretirement benefit expense calculations for 2000, 1999 and 1998:


                                                          Pension Benefits                Other Postretirement Benefits
(In millions)                                    2000          1999          1998           2000       1999       1998
-----------------------------------------------------------------------------------------------------------------------
Service cost                                     $18.7        $ 22.0        $ 22.3         $ 3.2      $  3.5     $  3.5
Interest cost                                     42.5          39.4          37.7          10.9        10.4       10.5
Expected return on plan assets                   (92.0)        (78.4)        (68.5)          (.5)        (.4)       (.3)
Net amortization and deferral                    (22.8)        (15.1)        (12.5)          2.7         3.0        3.2
------------------------------------------------------------------------------------------------------------------------
Net cost/(benefit) recognized                   $(53.6)       $(32.1)       $(21.0)        $16.3       $16.5      $16.9
------------------------------------------------------------------------------------------------------------------------

The following weighted average actuarial assumptions at December 31 were used in the calculation of the year-end funded status:
                                                         Pension Benefits                   Other Postretirement Benefits
                                                 2000         1999           1998             2000      1999       1998
-------------------------------------------------------------------------------------------------------------------------
Discount rate                                   7.50%         7.50%         7.00%            7.50%      7.50%      7.00%
Expected long-term rate of return               9.00%         9.00%         9.00%            5.00%      5.00%      5.00%
Rate of compensation increase:
     Bargaining unit employees                  3.50%         3.50%         3.50%            3.50%      3.50%      3.50%
     Nonbargaining unit employees               4.50%         4.50%         4.50%            4.50%      4.50%      4.50%
     Nonqualified plans                         4.50%         4.50%         4.00%              N/A       N/A       N/A
-------------------------------------------------------------------------------------------------------------------------
The following summarizes the change in the benefit obligation and plan assets for both the pension plan and postretirement benefit plan for 2000 and 1999:
                                                        Pension Benefits                   Other Postretirement Benefits
(In millions)                                    2000                  1999                    2000                1999
-------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year         $582.2                $574.2                  $154.5             $161.5
Service cost                                      18.7                  22.0                     3.2                3.5
Interest cost                                     42.5                  39.4                    10.9               10.4
Plan amendment                                     -                     9.5                     -                 (2.4)
Actuarial (gain)/loss                            (10.7)                (34.9)                   (2.7)             (10.3)
Benefits paid                                    (30.5)                (28.0)                   (8.6)              (8.2)
Curtailment loss and special
     termination benefits (See Note 2)            25.5                   -                       -                  -
-------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                627.7                 582.2                   157.3              154.5
-------------------------------------------------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at beginning of year 1,039.0                 885.0                     9.2                8.1
Return on plan assets (net of expenses)          (61.7)                179.9                     1.1              (.2)
Employer contributions                            -                      -                       1.3                1.3
Benefits paid                                    (28.5)                (25.9)                     -                 -
-------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year         948.8               1,039.0                    11.6                9.2
-------------------------------------------------------------------------------------------------------------------------



Funded status                                    321.1                 456.8                  (145.7)            (145.3)
Unrecognized transition (asset) obligation       (10.6)                (15.5)                   41.9               45.4
Unrecognized prior service cost                   19.6                  12.0                     -                  -
Unrecognized net actuarial gain                 (244.8)               (399.2)                  (25.6)             (23.2)
-------------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost                   $85.3                 $54.1                 $(129.4)           $(123.1)
-------------------------------------------------------------------------------------------------------------------------

The Company has assets in a rabbi trust for the purpose of providing benefits to the participants in the supplementary defined benefit retirement plans and certain other plans for higher level employees. The assets of the rabbi trust are not reflected as plan assets because the assets could be subject to creditors' claims. The assets and liabilities of the supplementary defined benefit retirement plans are included in Other Assets and Deferred Debits and Other Liabilities and Deferred Credits on the accompanying Consolidated Balance Sheets.

The assumed pre-medicare and post medicare health care cost trend rates for 2001 are 7.2% and 6.2%, respectively. Both rates ultimately decrease to 5.3% in 2005 and thereafter. A one-percentage point increase or decrease in the assumed health care cost trend rate would change the total service and interest cost by approximately $1 million and the postretirement benefit obligation by approximately $10 million.

Due to different retail and wholesale regulatory rate requirements, Florida Power makes quarterly contributions to the postretirement benefit plan to an irrevocable external trust fund for wholesale ratemaking, while continuing to accrue post-retirement benefit costs to an unfunded reserve for retail ratemaking.

NOTE 13: BUSINESS SEGMENTS

The Company's principal business segment is Florida Power, an electric utility engaged in the generation, purchase, transmission, distribution and sale of electricity primarily in Florida. The other reportable business segments are Electric Fuels' Energy & Related Services, Rail Services and Inland Marine Transportation units. Energy & Related Services includes coal and synthetic fuel operations, natural gas production and sales, river terminal services and off-shore marine transportation. Rail Services' operations include railcar repair, rail parts reconditioning and sales, railcar leasing and sales, providing rail and track material, and scrap metal recycling. Inland Marine provides transportation of coal, agricultural and other dry-bulk commodities as well as fleet management services. The other category consists primarily of Progress Telecom the Company's telecommunications subsidiary, the Company's investment in FPC Capital Trust, which holds the Preferred Securities, and the holding company, Florida Progress Corporation. Progress Telecom markets wholesale fiber-optic based capacity service in the Southeastern United States and also markets wireless structure attachments to wireless communication companies and governmental entities. Florida Progress allocates a portion of its operating expenses to business segments.

The Company's business segment information for 2000, 1999 and 1998 is summarized below. The Company's significant operations are geographically located in the United States with limited operations in Mexico and Canada. The Company's segments are based on differences in products and services, and therefore no additional disclosures are presented. Intersegment sales and transfers consist primarily of coal sales from the Energy and Related Services segment of Electric Fuels to Florida Power. The price Electric Fuels charges Florida Power is based on market rates for coal procurement and for water-borne transportation under a methodology approved by the FPSC. Rail transportation is also based on market rates plus a return allowed by the FPSC on equity in transportation equipment utilized in transporting coal to Florida Power. The allowed rate of return is currently 12%. No single customer accounted for 10% or more of unaffiliated revenues.

Segment net income (loss) for 2000 includes a long-lived asset impairment pre-tax loss of $70.2 million (after-tax $47.3 million) included in the Energy & Related Services segment and $60.5 million impairment pre-tax loss (after-tax $36.3 million) included in the Rail Services segment (See Note 3).


                                          Energy &                  Inland
                                           Related     Rail         Marine
(In millions)                  Utility    Services   Services   Transportation     Other   Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------------------
2000
 Revenues                      $2,891.2     $319.9   $1,047.4      $170.3          $32.4         $4.3          $4,465.5
 Intersegment revenues              -        244.4         .7        17.8           (8.7)      (254.2)               -
 Depreciation and amortization    453.3       25.2       32.3         5.7            8.0          -               524.5
 Interest expense                 128.5       12.2       42.7        (1.6)          52.0        (23.2)            210.6
 Income tax expense/(benefit)     150.5     (200.4)     (29.0)        8.0          (45.6)         (.3)           (116.8)
 Segment net income (loss)        210.3       34.1      (52.9)        9.0          (55.7)         (.5)            144.3
 Total assets                   4,958.4      345.4      802.2       104.5          745.5       (448.9)          6,507.1
 Property additions               288.5       62.9       25.1         2.7          104.5          -               483.7
-----------------------------------------------------------------------------------------------------------------------
1999
 Revenues                      $2,632.6     $180.3     $880.2      $141.0        $  21.1     $    4.6          $3,859.8
 Intersegment revenues              -        262.9        1.5        14.5           (8.9)      (270.0)              -
 Depreciation and amortization    385.0       21.1       27.5         5.5            7.1          -               446.2
 Interest expense                 123.9        6.9       32.3          .6           41.5        (16.7)            188.5
 Income tax expense/(benefit)     151.3      (39.2)      16.6         6.8          (43.3)         (.5)             91.7
 Segment net income (loss)        265.5       38.9       21.3        10.7          (20.7)         (.8)            314.9
 Total assets                   4,889.1      390.5      815.0       106.5          720.1       (506.5)          6,414.7
 Property additions               362.5       39.5       61.8        61.4           48.8          -               574.0
-----------------------------------------------------------------------------------------------------------------------
 1998
 Revenues                      $2,648.2     $173.8     $658.5      $124.6         $   .5     $    4.3          $3,609.9
 Intersegment revenues              -        273.9        1.3        14.0            -         (289.2)              -
 Depreciation and amortization    382.7       14.4       19.4         4.5            3.6          -               424.6
 Interest expense                 136.4        5.8       21.3         4.4           20.8         (1.6)            187.1
 Income tax expense/(benefit)     141.0        6.3       12.3         6.3          (17.3)         -               148.6
 Segment net income (loss)        248.6       20.4       15.9        10.3          (13.5)         -               281.7
 Total assets                   4,928.1      316.5      680.0        99.5          334.0       (197.3)          6,160.8
 Property additions               326.0       32.0       91.0        93.6             .7          -               543.3
-----------------------------------------------------------------------------------------------------------------------

NOTE 14: REGULATORY MATTERS

Rates -- Florida Power's retail rates are set by the FPSC, while its wholesale rates are governed by FERC. Florida Power's last general retail rate case was approved in 1992 and allowed a 12% regulatory return on equity with an allowed range between 11% and 13%.

On July 7, 2000, the FPSC opened a docket to review Florida Power's earnings including the effects of the combination with Progress Energy. The FPSC's decision expected by late March 2001 has been deferred. Florida Power has agreed that if the FPSC subsequently takes formal action under the interim rate statute, the effective date of that action will be March 13, 2001. The Company cannot estimate the impact, if any, at this time.


Regulatory  Assets and Liabilities-- Florida Power has total regulatory  assets  (liabilities) at December 31, 2000 and 1999 as detailed below:
(In millions)                                                   2000                         1999
-------------------------------------------------------------------------------------------------------------------
Deferred purchased power contract termination costs            $226.7                       $297.8
Replacement fuel (extended nuclear outage)                        7.9                         23.6
Under (Over) recovered utility fuel costs                        90.5                        (31.6)
Unamortized loss on reacquired debt                              21.6                         23.3
Deferred revenues                                               (63.0)                       (44.4)
Other regulatory assets/(liabilities), net                       (5.5)                        30.0
-------------------------------------------------------------------------------------------------------------------
Net regulatory assets                                          $278.2                       $298.7
-------------------------------------------------------------------------------------------------------------------

The utility expects to fully recover these assets and refund the liabilities through customer rates under current regulatory practice.

If Florida Power no longer applied SFAS No. 71 due to competition, regulatory changes or other reasons, the utility would make certain adjustments. These adjustments could include the write-off of all or a portion of its regulatory assets and liabilities, the evaluation of utility plant, contracts and commitments and the recognition, if necessary, of any losses to reflect market conditions.

The Tiger Bay regulatory asset, for contract termination costs, is being recovered pursuant to an agreement between Florida Power and several intervening parties, which was approved by the FPSC in June 1997. The amortization of the regulatory asset is calculated using revenues collected under the fuel adjustment clause as if the purchased power agreements related to the facility were still in effect, less the actual fuel costs and the related debt interest expense. This will continue until the regulatory asset is fully amortized. Florida Power has the option to accelerate the amortization at its discretion. Including accelerated amounts, Florida Power recorded amortization expense of $71.2 million, $23 million and $27.2 million, in 2000, 1999 and 1998, respectively.

In December 2000, Florida Power received approval from the FPSC to establish a regulatory liability to defer 2000 revenues for disposition by April 2, 2001. If a proposal is not filed by that date Florida Power would apply the deferred revenues of $63 million, plus accrued interest, to accelerate the amortization of the Tiger Bay regulatory asset.

Similar approvals were given by the FPSC in November 1999 and December 1998. Florida Power received approval from the FPSC to defer nonfuel revenues towards the development of a plan that would allow customers to realize the benefits earlier than if they were used to accelerate the amortization of the Tiger Bay regulatory asset. Florida Power was unable to identify any rate initiatives that might allow its ratepayers to receive these benefits sooner. In September 2000 and June 1999, Florida Power recognized $44.4 million and $10.1 million of revenue, and recorded $44.4 million and $10.1 million, plus interest, of amortization against the Tiger Bay regulatory asset.

Extended Nuclear Outage -- In June 1997, the FPSC approved a settlement agreement between Florida Power and all parties who intervened in Florida Power's request to recover replacement fuel and purchased power costs resulting from the extended outage of its nuclear plant. The parties to the settlement agreement agreed not to seek or support any increase or reduction in Florida Power's base rates or the authorized range of its return on equity during the four-year amortization period. The settlement agreement also provided that for purposes of monitoring Florida Power's future earnings, the FPSC will exclude the nuclear outage costs when assessing Florida Power's regulatory return on equity. The agreement resolved all present and future disputed issues between the parties regarding the extended outage of the nuclear plant. The agreement expires June 30, 2001.

NOTE 15: COMMITMENTS AND CONTINGENCIES

Fuel, Coal and Purchased Power Commitments -- Florida Power has entered into various long-term contracts to provide the fossil and nuclear fuel requirements of its generating plants and to reserve pipeline capacity for natural gas. In most cases, such contracts contain provisions for price escalation, minimum purchase levels and other financial commitments. Estimated annual payments, based on current market prices, for Florida Power's firm commitments for fuel purchases and transportation costs, excluding delivered coal and purchased power, are $77 million, $77 million, $92 million, $94 million and $94 million for 2001 through 2005, respectively, and $1,048 million in total thereafter. Additional commitments will be required in the future to supply Florida Power's fuel needs.

Electric Fuels has two coal supply contracts with Florida Power, the provisions of which require Florida Power to buy and Electric Fuels to supply substantially all of the coal requirements of four of Florida Power's power plants, two through 2002 and two through 2004. In connection with these contracts, Electric Fuels has entered into several contracts with outside parties for the purchase of coal. The annual obligations for coal purchases and transportation under these contracts are $116.7 million and $35.4 million for 2001 and 2002, respectively, with no current obligations thereafter. The total cost incurred for these commitments in 2000, 1999 and 1998 was $110.6 million, $125.3 million and $117.7 million, respectively.

Florida Power has long-term contracts for about 460 MW of purchased power with other utilities, including a contract with The Southern Company for approximately 400 MW of purchased power annually through 2010. This represents less than 5% of Florida Power's total current system capacity. Florida Power has an option to lower these purchases to approximately 200 MW annually with a three-year notice. The purchased power from The Southern Company is supplied by generating units with a capacity of approximately 3,500 MW and is guaranteed by The Southern Company's entire system, totaling more than 30,000 MW.

As of December 31, 2000, Florida Power has ongoing purchased power contracts with certain qualifying facilities for 871 MW of capacity with expiration dates ranging from 2002 to 2025. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments are subject to the qualifying facilities meeting certain contract performance obligations. In most cases, these contracts account for 100% of the generating capacity of each of the facilities. Of the 871 MW under contract, 831 MW currently are available to Florida Power. All commitments have been approved by the FPSC.

The FPSC allows the capacity payments to be recovered through a capacity cost recovery clause, which is similar to, and works in conjunction with, energy payments recovered through the fuel cost recovery clause.

Florida Power incurred purchased power capacity costs totaling $280.4 million in 2000, $240.6 million in 1999 and $260.1 million in 1998. The following table shows minimum expected future capacity payments for purchased power commitments. Because the purchased power commitments have relatively long durations, the total present value of these payments using a 10% discount rate also is presented.


                                                         Purchased Power Capacity Payments
(In millions)                                 Utilities                Cogenerators              Total
-------------------------------------------------------------------------------------------------------------------
2001                                             $53                          $230                 $283
2002                                              53                           236                  289
2003                                              51                           244                  295
2004                                              29                           255                  284
2005                                              29                           268                  297
2006-2025                                        136                         5,036                5,172
-------------------------------------------------------------------------------------------------------------------
Total                                           $351                        $6,269               $6,620
-------------------------------------------------------------------------------------------------------------------
Total net present value                                                                          $2,555
-------------------------------------------------------------------------------------------------------------------

Leases -- Electric Fuels has several noncancelable operating leases, primarily for transportation equipment, with varying terms extending to 2015, and generally require Electric Fuels to pay all executory costs such as maintenance and insurance. Some rental payments include minimum rentals plus contingent rentals based on mileage. Contingent rentals were not significant. The minimum future lease payments under noncancelable operating leases, with initial terms in excess of one year, including the synthetic lease described below, are $71.8 million, $55.1 million, $56.2 million, $64.5 million and $48.1 million for 2001 through 2005, respectively, with a $198.6 million total obligation thereafter. The total costs incurred under these commitments were $73.9 million, $51.1 million and $30.9 million during 2000, 1999 and 1998, respectively.

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

The minimum future charter payments as of December 31, 2000, are $15.4 million, $15.4 million, $15.8 million, $15.8 million and $16.0 million for 2001 through 2005 and $140.4 million thereafter (excluding the purchase option payment). All MEMCO payment obligations under the transaction documents are unconditionally guaranteed by Progress Capital, which are subsequently guaranteed by Florida Progress.

Construction Program -- Substantial commitments have been made in connection with the Company's construction program. For the year 2001, Florida Power has projected annual construction expenditures of $343 million, primarily for electric plant.

Insurance -- Florida Progress and its subsidiaries utilize various risk management techniques to protect certain assets from risk of loss, including the purchase of insurance. Risk avoidance, risk transfer and self-insurance techniques are utilized depending on the Company's ability to assume risk, the relative cost and availability of methods for transferring risk to third parties, and the requirements of applicable regulatory bodies.

Florida Power self-insures its transmission and distribution lines against loss due to storm damage and other natural disasters. Pursuant to a regulatory order, Florida Power is accruing $6 million annually to a storm damage reserve and may defer any losses in excess of the reserve. The reserve balances at December 31, 2000 and 1999 were $29.5 million and $25.6 million, respectively.

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

Florida Power also maintains nuclear property damage insurance and decontamination and decommissioning liability insurance totaling $1.6 billion. This insurance coverage is purchased from Nuclear Electric Insurance Ltd.
(NEIL). Florida Power is self-insured for any losses that are in excess of this coverage. Under the terms of the NEIL policy, Florida Power could be assessed up to a maximum of $8.7 million in any policy year if losses in excess of NEIL's available surplus are incurred.

Florida Power has never been assessed under these nuclear indemnities or insurance policies.

Claims and Uncertainties - The Company is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The lead or sole regulatory agency that is responsible for a particular former coal tar site depends largely upon the state in which the site is located. There are several MGP sites to which Florida Power has some connection. In this regard, Florida Power, with other potentially responsible parties, is participating in investigating and, if necessary, remediating former coal tar sites with several regulatory agencies, including, but not limited to, the U.S. Environmental Protection Agency (EPA) and the FDEP. Although the Company may incur costs at these sites about which it has been notified, based upon current status of these sites, the Company does not expect those costs to be material to the financial position or results of operations of the Company. The Company has accrued amounts to address known costs at certain of these sites.

The Company is periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. Although the Company may incur costs at the sites about which they have been notified, based upon the current status of these sites, the Company does not expect those costs to be material to the financial position or results of operations of the Company.

The EPA has been conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. Florida Power has recently been asked to provide information to the EPA as part of this initiative and has cooperated in providing the requested information. The EPA has initiated enforcement actions against other utilities as part of this initiative, some of which have resulted in or may result in settlement agreements, ranging from $1.0 billion to $1.4 billion. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related costs through rate adjustments. The Company cannot predict the outcome of this matter.

In July 1997, the EPA issued final regulations establishing a new eight-hour ozone standard. In October 1999, the District of Columbia Circuit Court of Appeals ruled against the EPA with regard to the federal eight-hour ozone standard. The U.S. Supreme Court has upheld, in part, the District of Columbia Circuit Court of Appeals decision. Further litigation and rulemaking are anticipated. The Company cannot predict the outcome of this matter.

The Company has filed claims with the Company's general liability insurance carriers to recover costs arising out of actual or potential liabilities. Some claims have settled and others are still pending. While management cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the financial position or results of operations.

Other Commitments - FLorida Power has certain future commitments related to synthetic fuel facilities purchased. These agreements require payments to the seller based on the tons of synthetic fuel produced and sold. During 2000, expenses related to these agreements amounted to $20.3 million.

LEGAL MATTERS

Age Discrimination Suit -- Florida Power and Florida Progress have been named defendants in an age discrimination lawsuit. The number of plaintiffs remains at 116, but four of those plaintiffs have had their federal claims dismissed and 74 others have had their state age claims dismissed. While no dollar amount was requested, each plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys' fees. In October 1996, the Federal Court approved an agreement between the parties to provisionally certify this case as a class action suit under the Age Discrimination in Employment Act. Florida Power filed a motion to decertify the class and in August 1999, the Court granted Florida Power's motion. In October 1999, the judge certified the question of whether the case should be tried as a class action to the Eleventh Circuit Court of Appeals for immediate appellate review. In December 1999, the Court of Appeals agreed to review the judge's order decertifying the class and oral arguments were held in January 2001. In anticipation of a potential ruling decertifying the case as a class action, plaintiffs filed a virtually identical lawsuit, which identified all opt-in plaintiffs as named plaintiffs. This case had been held in abeyance until reactivated in July 2000 upon motion of the plaintiffs.

In December 1998, during mediation in this age discrimination suit, plaintiffs alleged damages of $100 million. Company management, while not believing plaintiffs' claim to have merit, offered $5 million in an attempt to settle all claims. Plaintiffs rejected that offer. Florida Power and the plaintiffs engaged in informal settlement discussions, which terminated on December 22, 1998. As a result of the plaintiffs' claims, management has identified a probable range of $5 million to $100 million with no amount within that range a better estimate of probable loss than any other amount; accordingly, Florida Power has accrued $5 million. In December 1999, Florida Power also recorded an accrual of $4.8 million for legal fees associated with defending its position in these proceedings. There can be no assurance that this litigation will be settled, or if settled, that the settlement will not exceed $5 million. Additionally, the ultimate outcome, if litigated, cannot presently be determined.

Advanced Separation Technologies (AST) -- In 1996, Florida Progress sold its 80% interest in AST to Calgon Carbon Corporation (Calgon) for net proceeds of $56 million in cash. In January 1998, Calgon filed a lawsuit against Florida Progress and the other selling shareholder and amended it in April 1998, alleging misstatement of AST's 1996 revenues, assets and liabilities, seeking damages and granting Calgon the right to rescind the sale. The lawsuit also accused the sellers of failing to disclose flaws in AST's manufacturing process and a lack of quality control. Florida Progress believes that the aggregate total of all legitimate warranty claims by customers of AST for which it is probable that Florida Progress will be responsible for under the Stock Purchase Agreement with Calgon is approximately $3.2 million, and accordingly, accrued $3.2 million in the third quarter of 1999 as an estimate of probable loss. Florida Progress filed a motion for summary judgement, which is pending.

Qualifying Facilities Contracts -- Florida Power's purchased power contracts with qualifying facilities employ separate pricing methodologies for capacity payments and energy payments. Florida Power has interpreted the pricing provision in these contracts to allow it to pay an as-available energy price rather than a higher firm energy price when the avoided unit upon which the applicable contract is based would not have been operated.

The owners of four qualifying facilities filed suits against Florida Power in state court over the contract payment terms, and one owner also filed suit in federal court. Three of the state court suits have been settled and the federal case was dismissed. The most recent case to settle involved Dade County/Dade Cogen. In May 1999, the parties reached an agreement to settle their dispute in its entirety, including all of the ongoing litigation. The definitive settlement agreement was approved by the Dade County Commission in December 1999 and by the FPSC in June 2000.

In the remaining state court suit, the trial regarding NCP Lake Power (Lake) concluded in December 1998. In April 1999, the judge entered an order granting Lake's breach of contract claim and ruled that Lake is entitled to receive "firm" energy payments during on-peak hours, but for all other hours, Lake is entitled to the "as-available" rate. The Court also ruled that for purposes of calculating damages, the breach of contract occurred at the inception of the contract. In August 1999, a Final Judgment was entered for Lake for approximately $4.5 million and Lake filed a Notice of Appeal. Also in this case, in April 1998, Florida Power filed a petition with the FPSC for a Declaratory Statement that the contract between the parties limits energy payments thereunder to the avoided costs based upon an analysis of a hypothetical unit having the characteristics specified in the contract. In October 1998, the FPSC denied the petition, but Florida Power appealed to the Florida Supreme Court. On January 26, 2001, the District Court of Appeals reversed the trial court's order and held that the contract requires Florida Power to pay Lake the firm energy rate for all hours that the avoided unit operates, less any maintenance shut-down hours. The District Court of Appeals remanded the case to the trial court for a new trial to determine the appropriate amount of damages consistent with the appellate court's ruling. Florida Power has sought rehearing of the District Court of Appeal's decision.

Management does not expect that the results of these legal actions will have a material impact on Florida Power's financial position, results of operations or liquidity. Florida Power anticipates that all fuel and capacity expenses, including any settlement amounts incurred as a result of the matters discussed above, will be recovered from its customers.

Mid-Continent Life Insurance Company (Mid-Continent) -- As discussed below, a series of events in 1997 significantly jeopardized the ability of Mid-Continent to implement a plan to eliminate a projected reserve deficiency, resulting in the impairment of Florida Progress' investment in Mid-Continent. Therefore, Florida Progress recorded a provision for loss on investment of $86.9 million in 1997. Florida Progress also recorded an accrual at December 31, 1997, for legal fees associated with defending its position in current Mid-Continent legal proceedings.

In the spring of 1997, the Oklahoma State Insurance Commissioner (Commissioner) received court approval to seize control as receiver of the operations of Mid-Continent. The Commissioner had alleged that Mid-Continent's reserves were understated by more than $125 million, thus causing Mid-Continent to be statutorily impaired. The Commissioner further alleged that Mid-Continent had violated Oklahoma law relating to deceptive trade practices in connection with the sale of its "Extra Life" insurance policies and was not entitled to raise premiums, a key element of Mid-Continent's plan to address the projected reserve deficiency. While sustaining the receivership, the court also ruled that premiums could be raised. Although both sides appealed the decision to the Oklahoma Supreme Court, those appeals were withdrawn in early 1999.

In December 1997, the receiver filed a lawsuit (Receiver's Lawsuit) against Florida Progress, certain of its directors and officers, and certain former Mid-Continent officers, making a number of allegations and seeking access to Florida Progress' assets to satisfy policyholder and creditor claims. In April 1998, the court granted motions to dismiss the individual defendants, leaving Florida Progress as the sole remaining defendant in the lawsuit.

A new Commissioner was elected in November 1998 and has worked with Florida Progress and others to develop a plan to rehabilitate Mid-Continent rather than pursue litigation against Florida Progress. Based on data through December 31, 1998, Florida Progress' actuarial estimate of the additional assets necessary to fund the reserve, after applying Mid-Continent's statutory surplus is in the range of $100 million. The amount put forth by the actuary hired by the former Commissioner was in the range of $350 million. Florida Progress believes that any estimate of the projected reserve deficiency would affect only the assets of Mid-Continent, because Florida Progress has legal defenses to any claims asserted against it.

In January 1999, five Mid-Continent policyholders filed a purported class action (Policyholders' Lawsuit) against Mid-Continent and the same defendants named in the case filed by the former Commissioner. The complaint contains substantially the same factual allegations as those made by the former Commissioner. The suit asserts "Extra Life" policyholders have been injured as a result of representations made in connection with the sale of that policy. The suit seeks actual and punitive damages.

On April 17, 2000, Florida Progress filed an answer in the purported policyholder class action. That answer denied all material allegations of the petition. On April 27, 2000, Florida Progress filed an amended answer and third party petition, which asserted claims for indemnity and contribution against John P. Crawford in his capacity as a prior actuary to Mid-Continent and Lewis & Ellis, Inc., the actuarial firm that designed the Mid-Continent "Extra Life" policy.

Proposals for a plan of rehabilitation were received and opened in June 1999. In October 1999, the new Commissioner signed a letter of intent, subject to approval by the Oklahoma District Court, concerning the assumption of all policies of Mid-Continent. In a letter of intent in connection with the proposed plan of rehabilitation, Florida Progress agreed to assign all of Mid-Continent's stock to the receiver, and contribute $10 million to help offset future premium rate increases or coverage reductions, provided that, among other things, Florida Progress receives a full release from liability, and the receiver's action against Florida Progress is dismissed, with prejudice. The $10 million was proposed to be held in escrow by the Commissioner for a period of 10 years and invested for the benefit of the policyholders. Any proposed premium increases would have been offset by this fund until it was exhausted. The Mid-Continent plan was originally scheduled to be considered by the Oklahoma County District Court in December 1999, but the Court postponed its consideration. Florida Progress accrued an additional provision for loss of $10 million in December 1999. The loss was more than offset by the recognition of tax benefits of approximately $11 million, related to the excess of the tax basis over the current book value of the investment in Mid-Continent, and thus, did not have a material impact on Florida Progress' consolidated financial position, results of operations, or liquidity. This benefit had not been recorded earlier due to uncertainties associated with the timing of the tax deduction.

The Court ordered the filing of new proposals by May 22, 2000. The Commissioner recommended the proposal submitted by American Fidelity Assurance Company (American Fidelity). In September 2000, the Oklahoma County District Court began a hearing to approve the rehabilitation plan proposed by the Oklahoma Insurance Commissioner, under which American Fidelity would acquire Mid-Continent's policies. On September 26, 2000, the Court approved acquisition of the Mid-Continent policies by American Fidelity. In addition, Florida Progress reached a settlement to resolve the Policyholders' Lawsuit. Under the terms of the settlement, Florida Progress agreed to contribute an additional $7.5 million, towards protecting policyholders in the event that future premium rate increases are necessary, and pary attorney's fees and expenses up to $4.875 million. Florida Progress also agreed with the Commissioner to provide approximately $.6 million to fund welfare benefits for retired Mid-Continent employees. Accordingly Florida Progress accrued $12.8 million in September 2000. The additional $7.5 million brings the total contribution to the fund by Florida Progress to $17.5 million. In the event that future premium rate increases are necessary, the $17.5 million, plus interest accrued, will offset increases until the fund is exhausted. Dismissal of the Receiver's Lawsuit is part of the settlement. The Policyholders' Lawsuit case has been transferred to the rehabilitation court. On February 21, 2001, the Court approved the settlement of the Policyholders' Lawsuit and the dismissal of the Receiver's Lawsuit. Florida Progress considers this matter concluded for reporting purposes.

Easement Litigation -- In December 1998, Florida Power was served with a class action lawsuit seeking damages, declaratory and injunctive relief for the alleged improper use of electric transmission easements. The plaintiffs contend that the licensing of fiber optic telecommunications lines to third parties or telecommunications companies for other than Florida Power's internal use along the electric transmission line right-of-way exceeds the authority granted in the easements. In June 1999, plaintiffs amended their complaint to add Progress Telecommunications Corporation, an indirect wholly-owned subsidiary of Florida Progress, as a defendant and to add counts for unjust enrichment and constructive trust. In January 2000, the Court conditionally certified the class statewide. In a mediation held in March 2000, the parties reached a tentative settlement of this claim. In January 2001, the Court preliminarily approved the amended settlement agreement, certified the settlement class and approved the class notice. Management does not expect that the results of these legal actions will have a material impact on Florida Progress' financial position, results of operations or liquidity. Accordingly, no provision for loss has been recorded pertaining to this matter.

Other Legal Matters -- Florida Progress and Florida Power are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect upon either company's financial position, results of operations or liquidity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As a result of the acquisition of Florida Progress Corporation (FPC) and Florida Power Corporation (Florida Power) by Progress Energy. Inc. (Progress Energy), management decided to retain Deloitte & Touche LLP (D&T) as its independent public accountants. D&T has served as the independent public accountants for Progress Energy for over fifty years. On March 21, 2001, the Audit Committee of the Board of Directors approved this recommendation and formally elected to (i) engage D&T as the independent accountants for FPC and Florida Power (ii) dismiss KPMG LLP (KPMG) as such independent accountants.

KPMG's reports on FPC's and Florida Power's financial statements for 2000 and 1999 (the last two fiscal years of KPMG's engagement) contained no adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. D&T became FPC's and Florida Power's independent accountants upon the completion of the 2000 audit and issuance of the related financial statements.

During FPC's and Florida Power's last two fiscal years and the subsequent interim period to the date hereof, there were no disagreements between FPC and Florida Power and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements for such years.

FPC and Florida Power have requested KPMG to furnish it, as promptly as possible, with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements made by FPC and Florida Power in this Form 10-K. A copy of such letter, dated March 28, 2001 is filed as an Exhibit to this Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

On November 30, 2000, Progress Energy, Inc., formerly known as CP&L Energy, Inc., acquired all of the outstanding shares of Florida Progress' common stock in a share exchange. The information provided in response to this item reflects the consummation of the share exchange and is provided for individuals who were serving as directors and executive officers of Florida Progress or Florida Power as of December 31, 2000.

                                FLORIDA PROGRESS

DIRECTORS

Edwin B. Borden, age 67, is President of The Borden Manufacturing Company, a textile management services company. He has served as a Director of the Company since November 30, 2000 and also serves as a director of Progress Energy, Inc., Carolina Power & Light Company, Jefferson-Pilot Corporation, Ruddick Corporation and Winston Hotels, Inc.

David L. Burner, age 61, is Chairman, President and Chief Executive Officer of The BFGoodrich Company (since July 1997). He previously served as President and Chief Executive Officer (from December 1996 to July 1997) and President (from December 1995 to December 1996) of The BFGoodrich Company and as President, BFGoodrich Aerospace and Executive Vice President of The BFGoodrich Company (from January 1995 to December 1995). He has served as a Director of the Company since November 30, 2000 and also serves as a director of Progress Energy, Inc., Carolina Power & Light Company, Brush Engineered Materials, Inc., Milacron, Inc. and Briggs & Stratton Corporation.

William Cavanaugh III, age 62, is Chairman, President and Chief Executive Officer of the Company (since November 30, 2000). He also serves as Chairman, President and Chief Executive Officer, Progress Energy, Inc. (formerly known as
(i) CP&L Holdings, Inc. from August 1999 to February 2000 and (ii) CP&L Energy, Inc. from February 2000 to December 2000), from August 1999 to present; Chairman, Progress Energy Service Company, LLC, (formerly known as CP&L Service Company LLC), from July 2000 to present; Chairman, Florida Power Corporation from November 30, 2000 to present; Chairman, Progress Energy Ventures, Inc. (formerly known as CPL Energy Ventures, Inc.), from March 2000 to present; and Chairman, President and Chief Executive Officer, Carolina Power & Light Company ("CP&L") from May 1999 to present. He previously served as President and Chief Executive Officer, CP&L, from October 1996 to May 1999; and President and Chief Operating Officer of CP&L from September 1992 to October 1996. He has served as a Director of the Company since November 30, 2000 and also serves as a director of Progress Energy, Inc. (including its subsidiaries listed herein) and Duke-Weeks Realty Corporation.

Charles W. Coker, age 67, is Chairman of Sonoco Products Company, a manufacturer of paperboard and paper and plastics packaging products (since April 1998). He previously served as Chairman and Chief Executive Officer of Sonoco Products Company (from 1976 to April 1998). He has served as a Director of the Company since November 30, 2000 and also serves as a director of Progress Energy, Inc., Carolina Power & Light Company, BankAmerica Corporation, Sara Lee Corporation and Springs Industries, Inc.

Richard L. Daugherty, age 65, is the Executive Director of NCSU Research Corporation, a development corporation of the Centennial Campus of North Carolina State University (since March 1995). He has served as a Director of the Company since November 30, 2000 and also serves as a director of Progress Energy, Inc. and Carolina Power & Light Company.

W. D. Frederick, Jr., age 66 is a citrus grower and rancher. He is a retired partner in the law firm of Holland & Knight. He has served as a Director of the Company since 1995 and also serves as a director of Progress Energy, Inc., Carolina Power & Light Company, Blue Cross/Blue Shield of Florida and SunTrust Bank, Central Florida, N.A.

Richard Korpan, age 59, is retired Chairman, President and Chief Executive Officer of Florida Progress Corporation. He served as that company's Chairman from July 1, 1998 to November 30, 2000, and held the positions of President and Chief Executive Officer from 1991 and June 1997, respectively, until November 30, 2000. He has served as a Director of the Company since 1989 and also serves as a director of Progress Energy, Inc. and Carolina Power & Light Company.

Estell C. Lee, age 65, is President of The Lee Company, a building supplies company. She has served as a Director of the Company since November 30, 2000 and also serves as a director of Progress Energy, Inc. and Carolina Power & Light Company.

E. Marie McKee, age 50, is Senior Vice President of Corning Incorporated, a developer of technologies for glass, ceramics, fiber optics and photonics. She has served as a Director of the Company since November 30, 2000 and also serves as a director of Progress Energy, Inc. and Carolina Power & Light Company.

William O. McCoy, age 67, is a partner in Franklin Street Partners, an investment management firm (since 1998). He previously served as Interim Chancellor of the University of North Carolina from April 1999 to August 14, 2000 and as Vice President-Finance of the University of North Carolina from 1995 to 1998. He has served as a Director of the Company since November 30, 2000 and also serves as a director of Progress Energy, Inc., Carolina Power & Light Company, The Kenan Corporation, Liberty Corporation, Duke-Weeks Realty Corporation, TeraGlobal Communications Corp., Acterna Corp. and North Carolina Capital Management Trust and as a Trustee of Fidelity Investments.

John H. Mullin, III, age 59, is Chairman of Ridgeway Farm, LLC, a limited liability company engaged in timber and agricultural activities. He has served as a Director of the Company since November 30, 2000 and also serves as a director of Progress Energy, Inc., Carolina Power & Light Company, Graphic Packaging International Corp. and The Liberty Corporation, and as a Trustee of The Putnam Funds.

Richard A. Nunis, age 68 is President of New Business Solutions, Inc. He previously served as Chairman, Walt Disney Parks & Resorts. He has served as a Director of the Company since 1989 and also serves as a director of Progress Energy, Inc. and Carolina Power & Light Company.

J. Tylee Wilson, age 69, is retired Chairman and Chief Executive Officer of RJR Nabisco, Inc. He has served as a Director of the Company since November 30, 2000 and also serves as a director of Progress Energy, Inc. and Carolina Power & Light Company and BellSouth Corporation.

Jean Giles Wittner, age 66, is President and Secretary of Wittner & Co., Inc. a Florida holding company for companies that provide life insurance products, employee benefit insurance programs, and commercial office leasing and property management services. She has served as a director of the Company since 1982 and also serves as a director of Progress Energy, Inc., Carolina Power & Light Company and Raymond James Bank, FSB.

EXECUTIVE OFFICERS

William Cavanaugh III, age 62

Information concerning Mr. Cavanaugh is set forth in Part III hereof, under the heading "Directors and Executive Officers of the Registrants - Florida Progress, Directors."

H. William Habermeyer, Jr., age 58

President and Chief Executive Officer, Florida Power Corporation, November 30, 2000 to present; Vice President, Carolina Power & Light Company, Western Region, July 1997 to November 2000; Vice President, Carolina Power & Light Company, Nuclear Engineering, August 1995 to July 1997.

William D. Johnson, age 47

Executive Vice President, General Counsel and Secretary of the Company, February 2001 to present; Executive Vice President and Secretary of the Company, November 30, 2000 to February 2001; Executive Vice President, General Counsel and Secretary, Progress Energy, Inc. (formerly known as (i) CP&L Holdings, Inc. from August 1999 to February 2000 and (ii) CP&L Energy, Inc. from February 2000 to December 2000), February 2001 to present; Executive Vice President and Corporate Secretary, Progress Energy, Inc., June 2000 to February 2001; Senior Vice President and Secretary, CP&L Holdings, Inc., August 1999 to June 2000; Executive Vice President, General Counsel and Corporate Secretary, Progress Energy Service Company, LLC (formerly CP&L Service Company LLC), July 2000 to present; Executive Vice President, General Counsel and Corporate Secretary, Carolina Power & Light Company, November 2000 to present; Senior Vice President and Corporate Secretary, Carolina Power & Light Company, Legal and Risk Management, March 1999 to November 2000; Vice President-Legal Department and Corporate Secretary, Carolina Power & Light Company, 1997 to 1999; Vice President, Senior Counsel and Manager-Legal Department, Carolina Power & Light Company, 1995 to 1997.

Tom D. Kilgore, age 53

President and CEO, Electric Fuels Corporation, November 30, 2000 to present; Group President, CP&L, November 30, 2000 to present; Senior Vice President, Carolina Power & Light Company, Power Operation, August 1998 to November 30, 2000; President and Chief Executive Officer, Oglethorpe Power Corporation, Georgia Transmission Corporation and Georgia Operations Corporation, July 1991 to August 1998. These three companies provide power generation, transmission and system operations services, respectively, to 39 of Georgia's 42 customer-owned Electric Membership Corporations. From 1984 to July 1991, Mr. Kilgore held numerous management positions at Oglethorpe.

Robert B. McGehee, age 58

Executive Vice President of the Company, February 2001 to present; Executive Vice President and General Counsel of the Company, November 30, 2000 to February 2001; Executive Vice President, Progress Energy, Inc. (formerly known as (i) CP&L Holdings, Inc. from August 1999 to February 2000 and (ii) CP&L Energy, Inc. from February 2000 to December 2000) and Carolina Power & Light Company, February, 2001 to present; President and Chief Executive Officer, Progress Energy Service Company, LLC (formerly known as CP&L Service Company LLC), from July 2000 to present; Executive Vice President and General Counsel, Progress Energy, August, 1999 to February, 2001; Executive Vice President and General Counsel, Carolina Power & Light Company, May 2000 to February 2001; Executive Vice President, General Counsel, Chief Administrative Officer and Interim Chief Financial Officer, Carolina Power & Light Company, March 3, 2000 to May 2000; Executive Vice President, General Counsel and Chief Administrative Officer, Carolina Power & Light Company, March 1999 to March 3, 2000; Senior Vice President and General Counsel, Carolina Power & Light Company, May 1997 to March 1999. From 1974 to May 1997, Mr. McGehee was a practicing attorney with Wise Carter Child & Caraway, a law firm in Jackson, Mississippi. He primarily handled corporate, contract, nuclear regulatory and employment matters. From 1987 to 1997 he managed the firm, serving as chairman of its Board from 1992 to May 1997.

Peter M. Scott III, age 51

Executive Vice President and Chief Financial Officer ("CFO") of the Company, November 30, 2000 to present; Executive Vice President and CFO, Progress Energy, Inc. (formerly known as CP&L Energy, Inc.) June, 2000 to present; Executive Vice President and CFO, Florida Power, November 30, 2000 to present, Executive Vice President and CFO, Progress Energy Service Company, LLC (formerly known as CP&L Service Company, LLC), July 2000 to present; Executive Vice President and CFO, Carolina Power & Light Company, May 2000 to present. Before joining the Company, Mr. Scott was President of Scott, Madden & Associates, Inc., a management consulting firm he founded in 1983. The firm advises companies on key strategic initiatives for growing shareholder value.

Robert H. Bazemore, Jr., age 46

Controller and Chief Accounting Officer of the Company, November 30, 2000 to present; Controller and Chief Accounting Officer, Progress Energy, Inc. (formerly known as CP&L Energy, Inc.), June 2000 to present; Controller, Florida Power Corporation, November 30, 2000 to present; Vice President and Controller, Progress Energy Service Company, LLC (formerly CP&L Service Company LLC), July 2000 to present; Vice President and Controller, Carolina Power & Light Company, May 2000 to present; Director, Operations & Environmental Support Department, December 1998 to May 2000; Manager, Financial & Regulatory Accounting, September 1995 to December 1998.

There are no family relationships between any director or any executive officer of Florida Progress. The executive officers serve at the pleasure of the Florida Progress Board of Directors. Each executive officer is appointed annually.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

On September 27, 1999, Florida Progress and its directors were served with a purported class action complaint, Case No. 99-6167CI-20, styled Lisa Fruchter, on behalf of herself and all others similarly situated, v. Florida Progress Corporation; Richard Korpan; Clarence V. McKee; Richard A. Nunis, Jean Giles Wittner; Michael P. Graney; Joan D. Ruffier, Robert T. Stuart, Jr.; W. D. Frederick; and Vincent J. Naimoli. The complaint was filed in the Circuit Court of the 6th Judicial Circuit in and for Pinellas County, Florida on September 14, 1999. The complaint seeks class action status and injunctive relief (1) declaring that the agreement and plan of exchange among CP&L Energy, Inc. (now Progress Energy, Inc.), Florida Progress and Carolina Power & Light Company was entered into in breach of the fiduciary duties of the Florida Progress board of directors, (2) enjoining Florida Progress from proceeding with the share exchange, (3) rescinding the agreement and plan of exchange; (4) enjoining any other business combination until an auction is conducted to obtain the highest price possible for Florida Progress, (5) directing the Florida Progress board of directors to commence such an auction, and (6) awarding the class an unspecified amount of damages. The complaint also seeks an award of costs and attorneys' fees. Florida Progress believes this action is without merit and intends to vigorously defend itself against this action. The share exchange closed on November 30, 2000.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires Florida Progress' executive officers and directors, and persons who own more than ten percent of a registered class of Florida Progress' equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange.

Based upon a review of the copies of such forms furnished to Florida Progress during 2000 or written representations that no forms were required, Florida Progress believes that all Section 16(a) filing requirements applicable to its executive officers and directors with respect to Florida Progress' 2000 fiscal year were met.

                                  FLORIDA POWER
DIRECTORS

William Cavanaugh III, age 62

Information concerning Mr. Cavanaugh is set forth in Part III hereof, under the heading "Directors and Executive Officers of the Registrants - Florida Progress, Directors."

H. William Habermeyer, Jr., age 58

Information concerning Mr. Habermeyer is set forth in Part III hereof, under the heading "Directors and Executive Officers of the Registrants - Florida Progress, Executive Officers."

William D. Johnson, age 47

Information concerning Mr. Johnson is set forth in Part III hereof, under the heading "Directors and Executive Officers of the Registrants - Florida Progress, Executive Officers."

Robert B. McGehee, age 58

Information concerning Mr. McGehee is set forth in Part III hereof, under the heading "Directors and Executive Officers of the Registrants - Florida Progress, Executive Officers."

William S. Orser, age 56

Group President, Florida Power Corporation and Carolina Power & Light Company, November 30, 2000 to present; Executive Vice President, Carolina Power & Light Company, Energy Supply, June 1998 to November 30, 2000; Executive Vice President and Chief Nuclear Officer, Carolina Power & Light Company, December 1996 to June 1998; Executive Vice President, Carolina Power & Light Company, Nuclear Generation, April 1993 to December 1996.

Peter M. Scott III, age 51

Information concerning Mr. Scott is set forth in Part III hereof, under the heading "Directors and Executive Officers of the Registrants - Florida Progress, Executive Officers."

EXECUTIVE OFFICERS

William Cavanaugh III, age 62

Information concerning Mr. Cavanaugh is set forth in Part III hereof, under the heading "Directors and Executive Officers of the Registrants - Florida Progress, Directors."

Don K. Davis, age 55

Executive Vice President of the Company, November 30, 2000 to present; Executive Vice President, Carolina Power & Light Company, May 2000 to present; President and Chief Executive Officer, North Carolina Natural Gas Corporation, July 2000 to present; Chief Executive Officer, Strategic Resource Solutions, June 2000 to present; Executive Vice President, Florida Power Corporation, February 2001 to present. Before joining the Progress Energy, Mr. Davis was Chairman, President and Chief Executive Officer of Yankee Atomic Electric Company and served as Chairman, President and Chief Executive Officer of Connecticut Atomic Power Company from 1997 to May 2000. From January 1992 to December 1996, he was Chief Executive Officer and Director of PRISM Consulting, Inc., a utility management consulting firm he founded.

Fred N. Day IV, age 57

Executive Vice President, Florida Power Corporation and Carolina Power & Light Company, November 30, 2000 to present; Senior Vice President, Carolina Power & Light Company, Energy Delivery, July 1997 to November 30, 2000; Vice President, Carolina Power & Light Company, Western Region, 1995 to July 1997.

Wayne C. Forehand, age 57

Senior Vice President, Florida Power Corporation, November 30, 2000 to present; Vice President, Florida Power Corporation, September 1993 to November 2000.

H. William Habermeyer, Jr., age 58

Information concerning Mr. Habermeyer is set forth in Part III hereof, under the heading "Directors and Executive Officers of the Registrants - Florida Progress, Executive Officers."

C. S. Hinnant, age 56

Senior Vice President, Florida Power Corporation, November 30, 2000 to present; Senior Vice President and Chief Nuclear Officer, Carolina Power & Light Company, June 1998 to present; Vice President, Carolina Power & Light

Company, Brunswick Nuclear Plant, April 1997 to May 1998; Vice President, Carolina Power & Light Company, Robinson Nuclear Plant, March 1994 to March 1997.

William D. Johnson, age 47

Information concerning Mr. Johnson is set forth in Part III hereof, under the heading "Directors and Executive Officers of the Registrants - Florida Progress, Executive Officers."

William S. Orser, age 56

Information concerning Mr. Orser is set forth in Part III hereof, under the heading "Directors and Executive Officers of the Registrants - Florida Power, Directors."

Peter M. Scott III age 51

Information concerning Mr. Scott is set forth in Part III hereof, under the heading "Directors and Executive Officers of the Registrants - Florida Progress, Executive Officers."

Robert H. Bazemore, Jr. age 46

Information concerning Mr. Bazemore is set forth in Part III hereof, under the heading "Directors and Executive Officers of the Registrants - Florida Progress, Executive Officers."

E. Michael Williams, age 52

Senior Vice President, Florida Power Corporation, November 30, 2000 to present; Senior Vice President, Carolina Power & Light Company, June 2000 to present; Before joining the Company, Mr. Williams held the position of Vice President, Fossil Generation, Central and South West Corp., an investor-owned utility.

There are no family relationships between any director or any executive officer of Florida Power. The executive officers serve at the pleasure of the Florida Power Board of Directors. Each executive officer is appointed annually.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Based upon a review of the copies of such forms furnished to Florida Power during 2000 or written representations that no forms were required, Florida Power believes that all Section 16(a) filing requirements applicable to its executive officers and directors with respect to Florida Power's 2000 fiscal year were met.

ITEM 11.  EXECUTIVE COMPENSATION

         On November 30, 2000, Progress Energy, Inc., formerly known as CP&L Energy, Inc., acquired all of the outstanding shares of Florida Progress' common stock in a share exchange transaction. Following the consummation of the share exchange, the Organization and Compensation Committee of the Progress Energy Board of Directors set the compensation for the Progress Energy senior management team, which includes all officers of Florida Progress and/or Florida Power who serve as Senior Vice Presidents or in higher-level positions. The Corporate Governance Committee of the Progress Energy Board set the post-share exchange compensation of the directors of Florida Progress and its subsidiaries. For 2001 and future years, the expectation is that the Progress Energy Board of Directors and its properly designated committees shall set the officer and director compensation for Progress Energy and shall make recommendations as to compensation for directors and officers of its subsidiaries, to be ratified by the boards of directors of the appropriate subsidiaries.

         The information provided in response to this item reflects the consummation of the share exchange and is provided for individuals who were serving as directors or executive officers of Florida Progress or Florida Power as of December 31, 2000. Information also has been provided with respect to certain former executive officers of Florida Progress and Florida Power who were not serving as executive officers of Florida Progress or Florida Power on December 31, 2000.

                                FLORIDA PROGRESS

COMPENSATION OF DIRECTORS

All compensation paid to outside Directors of Progress Energy, Inc. is for services rendered on behalf of Progress Energy, Inc.'s Board of Directors and the boards of Florida Progress Corporation and Carolina Power & Light Company. Sponsorship of certain benefit and deferred compensation plans and arrangements in which the outside Directors participate was transferred from Carolina Power & Light Company to Progress Energy, Inc., effective August 1, 2000. A description of the compensation paid to said outside Directors follows.

         Directors who are not employees of Progress Energy, Florida Progress or Carolina Power & Light Company receive an annual retainer of $35,000, of which $15,000 is automatically deferred under the Directors' Deferred Compensation Plan (see below), and an attendance fee of $1,500 per meeting for regularly scheduled Board meetings. Directors who are not employees of Progress Energy, Florida Progress or Carolina Power & Light Company also receive an attendance fee for committee meetings of $1,000. The Chairman of each Committee receives an additional retainer of $3,000 per year. Directors who are officers do not receive an annual retainer or attendance fees. All Directors are reimbursed for expenses incident to their service as Directors.

         In addition to the $15,000 annual retainer and any matching contributions under the incentive compensation program that are automatically deferred, outside Directors may elect to defer any portion of the remainder of their annual retainer and Board attendance fees until after the termination of their service on the Board under the Directors' Deferred Compensation Plan. Any deferred fees are deemed to be invested in a number of Units of Common Stock of Progress Energy, but participating Directors receive no equity interest or voting rights in the Common Stock. The number of Units credited to the account of a participating Director is equal to the dollar amount of the deferred fees divided by the average of the high and low selling prices (i.e., market value) of the Common Stock on the day the deferred fees would otherwise be payable to the participating Director. The number of Units in each account is adjusted from time to time to reflect the payment of dividends on the number of shares of Common Stock represented by the Units. Unless otherwise agreed to by the participant and the Board, when the participant ceases to be a member of the Board of Directors, he or she will receive cash equal to the market value of a share of Progress Energy's Common Stock on the date of payment multiplied by the number of Units credited to the participant's account.

         Directors are also eligible for matching contributions of up to $15,000 under an incentive compensation program. Awards under this program are based upon the achievement of the corporate incentive goals established each year by the Board of Progress Energy and used as the basis for a matching contribution of shares of Common Stock for participating employees in Progress Energy's Stock Purchase-Savings Plan. In the event that five of the corporate incentive goals are met, the $15,000 portion of the annual retainer that is automatically deferred pursuant to the Directors' Deferred Compensation Plan will be increased by 50 percent, with an additional 10 percent increase for each corporate incentive goal met in excess of five (up to a maximum matching contribution of 100 percent). Such matching contribution is automatically deferred until the Director's retirement.

         Effective January 1, 1998, the Board of Directors Retirement Plan was replaced by the Non-Employee Director Stock Unit Plan. Directors had the option of rolling the value of their benefits under the Retirement Plan into the Stock Unit Plan. Effective January 1, 2001, the Stock Unit Plan provides for an annual grant of 350 "stock units" (previously 150 stock units) to each non-employee Director who has served on the Board of Carolina Power & Light Company for at least one year and for matching grants of up to 350 additional units (previously up to 150 additional units) to be awarded to those Directors for each year in which certain incentive goals established by the Board are met. Each unit is equal in value to one share of Progress Energy's Common Stock. The number of units is adjusted from time to time to reflect the payment of dividends with respect to the Common Stock of Progress Energy. Benefits under the Plan vest after a participant has been a member of Carolina Power & Light Company's Board for five years, and are payable solely in cash.

         All of the Directors who were existing Directors or retired Directors of Carolina Power & Light Company on or prior to September 16, 1998, participate in a Directors' Educational Contribution Plan. The Plan is funded by policies of corporate-owned life insurance on the lives of pairs of Directors, with proceeds payable to Progress Energy at the death of the second to die in each pair. All costs of the Plan are expected to be covered from the life insurance proceeds to be received by Progress Energy. Pursuant to this Plan, Progress Energy will make a contribution in the name of each Director to an educational institution or approved educational foundation or fund in North Carolina or South Carolina selected by the Director and approved by the Executive Committee of the Board of Directors. The contribution will be made at the later to occur of the retirement of the Director from the Board of Directors or ten years from the date of adoption of the Plan. If a Director has served as a Director for at least five but less than ten years at the time the contribution is to be made, Progress Energy will contribute $250,000 in the name of the Director. If the Director has served for ten or more years, the amount of the contribution will be $500,000. The Plan was discontinued September 16, 1998 and will not be offered as a benefit for any Director who joins the Board subsequent to that date. The Plan may be terminated at any time in the discretion of the Executive Committee without recourse or obligation to Progress Energy.

Stock Ownership Guidelines

         In an effort to more closely link the interests of the Directors with those of shareholders of Progress Energy, in December 2000, the Board of Directors of Progress Energy adopted stock ownership guidelines which are designed to ensure that Progress Energy's outside Directors have a significant financial equity investment in Progress Energy. Those guidelines require the outside Directors to own Progress Energy common stock or Units whose value is equivalent to the value of that stock with a total value equal to five times the annual retainer paid to outside Directors. The stock and/or Units may be acquired over a five-year period and may include Units acquired under the Directors' Deferred Compensation Plan and the Non-Employee Director Stock Unit Plan of Progress Energy.

COMPENSATION OF EXECUTIVE OFFICERS

FORMER EXECUTIVE OFFICERS OF FLORIDA PROGRESS
---------------------------------------------

The following table contains information with respect to compensation awarded, earned or paid during the years 1998-2000 to (i) the individual who served as Chief Executive Officer ("CEO") of Florida Progress through November 30, 2000; and (ii) two individuals for whom disclosures would have been provided pursuant to this item but for the fact that the individuals were not serving as executive officers of Florida Progress at the end of the last completed fiscal year (the individuals referred to in (i) and (ii) are referred to collectively as the "Former Executive Officers" in the Table below and in the section captioned Pension Plan Table, beginning on page 67).

                  SUMMARY COMPENSATION TABLE

                              Annual Compensation
                                                                                       Awards      Payouts
                                                                       Other         Restricted
        Name and Principal                                             Annual          Stock         LTIP           All Other
             Position               Year    Salary      Bonus     Compensation(1)     Awards(2)   Payouts(3)       Compensation
----------------------------------- ------ ---------- ---------- ------------------- ----------- -------------- ------------------
RICHARD KORPAN                      2000   $ 800,000   $780,000       $50,462              N/A          N/A         $15,769,588(4)
 Chairman, President and            1999     766,115    975,000        18,033          519,093    2,076,331              29,700
 Chief Executive Officer            1998     650,766    594,000        16,891              N/A      792,754              28,650

RICHARD D. KELLER                   2000    $420,000   $378,000       $34,416              N/A          N/A          $7,875,036(5)
 Group Vice President and           1999     419,135    475,000        10,147          260,241    1,040,921              17,775
 President and Chief                1998     391,926    250,000         4,978              N/A      363,399              17,681
 Executive Officer,
 Electric Fuels
  Corporation

JOSEPH H. RICHARDSON                2000    $474,088   $319,200       $24,645              N/A          N/A          $8,416,551(6)
  Group Vice President and          1999     449,135    490,000         3,685          227,558      910,148              19,125
  President and Chief Executive     1998     421,158    382,500         2,625              N/A      437,994              18,900
  Officer, Florida
  Power Corporation

(1) Amounts represent the reimbursement of taxes on certain perquisites and other personal benefits.

(2) The Former Executive Officers of Florida Progress who met certain stock ownership guidelines and elected to take their LTIP payouts in Common Stock, received an additional 25% of their 1997-1999 Long Term Incentive Plan ("LTIP") award in Restricted Common Stock which vests over a 10-year period with no shares vesting in years one through five and 20% vesting in each of the years six through ten. Dividends are payable on the Restricted Common Stock to the extent and on the same date as dividends are paid on all other shares of Common Stock. All unvested shares of Restricted Common Stock vest immediately upon the consummation of a change in control. Information for fiscal year 1999, represents the dollar value as of February 23, 2000, the date of award, of the total number of shares of Restricted Common Stock awarded to the Former Executive Officers as follows: Richard Korpan 12,341 shares; Joseph H. Richardson 5,410 shares; and Richard D. Keller 6,187 shares.

(3) Information for fiscal year 1999, represents the dollar value as of February 23, 2000, the date of award, of shares of Common Stock earned under the 1997-1999 performance cycle of

         Florida Progress' LTIP, none of which were restricted. The total number of shares earned, including dividend equivalent shares, is as follows:
         Richard Korpan 49,363 shares; Joseph H. Richardson 21,638 shares; and Richard D. Keller 24,747 shares.

         The payouts listed for the 1997-1999 performance cycle are the result of the Florida Progress' Compensation Committee's determination of slightly below maximum achievement of Florida Progress total shareholder return goal and 77% of maximum payout based on the achievement of Electric Fuels' earnings growth and return on invested capital goal. A mathematical formula was used to convert the goal level achieved into the number of performance shares earned; then, dividend equivalents on shares earned for the period of the performance cycle were added.

(4) Consists of (i) $7,650 which represents Florida Progress contributions to the Florida Progress Savings Plan; (ii) $28,350 which represents Florida Progress contributions to the Executive Deferred Compensation Plan; (iii) $11,551,588 which represents the cash value of shares granted under the Long-Term Incentive Compensation Plan paid due to the change in control of Florida Progress resulting from the share exchange with Progress Energy, Inc.; and (iv) $4,182,000 which represents severance payments resulting from said change in control.

(5) Consists of (i) $7,650 which represents Florida Progress contributions to the Florida Progress Savings Plan; (ii) $11,250 which represents Florida Progress contributions to the Executive Deferred Compensation Plan; (iii) $3,078 related to the premium paid for group term life insurance; (iv) $5,846,136 which represents the cash value of shares granted under the Long-Term Incentive Compensation Plan paid due to the change in control of Florida Progress that resulted from the share exchange with Progress Energy, Inc; and (v) $2,010,000 which represents severance payments resulting from said change in control.

(6) Consists of (i) $6,694 which represents Florida Progress contributions to the Florida Progress Savings Plan; (ii) $13,556 which represents Florida Progress contributions to the Management Deferred Compensation Plan; (iii) $3,774 related to the premium paid for group term life insurance; (iv) $5,898,801 which represents the cash value of shares granted under the Long-Term Incentive Compensation Plan paid due to the change in control of Florida Progress that resulted from the share exchange with Progress Energy, Inc; and (v) $2,497,500 which represents severance payments resulting from said change in control.

Pension Plan Table

The table below illustrates the estimated annual benefits (computed as a straight life annuity beginning at retirement at age 65) payable to the Former Executive Officers listed in the Summary Compensation Table on page 65 under Florida Progress' Retirement Plan for Exempt and Nonexempt Employees ("Retirement Plan"), Nondiscrimination Plan and Supplemental Executive Retirement Plan ("SERP") for specified final average compensation and years of service levels.

          Estimated Aggregate Annual Retirement Benefits Payable Under
             the Retirement Plan for Exempt and Nonexempt Employees, the Nondiscrimination Plan and the Supplemental Executive Retirement Plan

  Average Annual
   Compensation                                                Service Years
  --------------    ----------------------------------------------------------------------------------------------------
                         5         10             15             20             25            30              35 or more
                    ----------------------------------------------------------------------------------------------------
    $  200,000       $ 37,500    $ 75,000     $ 112,500     $ 120,000        $ 120,000      $ 120,000         $ 126,000
       300,000         56,250     112,500       168,750       180,000          180,000        180,000           189,000
       400,000         75,000     150,000       225,000       240,000          240,000        240,000           252,000
       500,000         93,750     187,500       281,250       300,000          300,000        300,000           315,000
       600,000        112,500     225,000       337,500       360,000          360,000        360,000           378,000
       700,000        131,250     262,500       393,750       420,000          420,000        420,000           441,000
       800,000        150,000     300,000       450,000       480,000          480,000        480,000           504,000
       900,000        168,750     337,500       506,250       540,000          540,000        540,000           567,000
     1,000,000        187,500     375,000       562,500       600,000          600,000        600,000           630,000
     1,100,000        206,250     412,500       618,750       660,000          660,000        660,000           693,000
     1,200,000        225,000     450,000       675,000       720,000          720,000        720,000           756,000
     1,300,000        243,750     487,500       731,250       780,000          780,000        780,000           819,000
     1,400,000        262,500     525,000       787,500       840,000          840,000        840,000           882,000
     1,500,000        281,250     562,500       843,750       900,000          900,000        900,000           945,000
     1,600,000        300,000     600,000       900,000       960,000          960,000        960,000         1,008,000
     1,700,000        318,750     637,500       956,250     1,020,000        1,020,000      1,020,000         1,071,000
     1,800,000        337,500     675,000     1,012,500     1,080,000        1,080,000      1,080,000         1,134,000
     1,900,000        356,250     712,500     1,068,750     1,140,000        1,140,000      1,140,000         1,197,000
     2,000,000        375,000     750,000     1,125,000     1,200,000        1,200,000      1,200,000         1,260,000
     2,100,000        393,750     787,500     1,181,250     1,260,000        1,260,000      1,260,000         1,323,000


Messrs. Korpan, Keller and Richardson are entitled to benefits under the SERP due to termination of employment following a change in control. These benefits are offset by the benefits payable under the Retirement Plan and the Nondiscrimination Plan. The estimated annual SERP benefit for the Former Executive Officers, prior to any offsets, may be determined using the Pension Plan Table set forth above. For these purposes, the current compensation for each executive that would be used in calculating benefits under the SERP is substantially the same as their 2000 salary and the three year average of their bonuses reported in the summary compensation table on page 65, and the number of years of deemed credited service that would be used in calculating benefits under the SERP for each such executive is as follows: Mr. Korpan, 35 years of service; Mr. Richardson, 30 years of service; and Mr. Keller, 27 years of service. Under the formula used for calculating benefits under the SERP, the maximum benefit payable to each Participant who is a Former Executive Officer would be reached at 16 years of deemed credited service unless the Former Executive Officer would have 35 years of deemed credited service.

Accrued benefits may also be paid under each of the Retirement Plan and Nondiscrimination Plan since the participants terminated employment before age 65 and met the requirements for termination-of-employment benefits in these plans.

Under the Retirement Plan and the Nondiscrimination Plan, the compensation taken into account in calculating benefits is salary only. The years of credited service that would be used in calculating benefits under the formula applicable to the Retirement Plan and the Nondiscrimination Plan (1.8% of final average earnings for each year of service) for the former Named Executive Officers in the summary compensation table on page 65 are as follows: Mr. Korpan, 12 years of service; Mr. Richardson, 25 years of service; and Mr. Keller, 22 years of service. The benefits under the Retirement Plan and the Nondiscrimination Plan are subject to offset by an amount equal to 1 1/7% of a participant's primary Social Security benefit for each year of service (with a maximum offset of 40%).

Due to the change in control, each Participant, except Mr. Korpan, received credit under the SERP for five additional years of service. The benefits payable from the SERP were as follows: (1) an annuity at age 55 through 59, subject to early payment reductions in the amount of 3% for each year prior to age 60, or at age 60 without reduction; (2) the amount of any federal excise taxes (and income taxes on any reimbursement under this provision) imposed on the executive under Section 4999 of the Internal Revenue Code; and (3) a 50% surviving spouse benefit payable upon death.

CURRENT EXECUTIVE OFFICERS OF FLORIDA PROGRESS
----------------------------------------------

The following table contains information with respect to compensation awarded, earned or paid during the year 2000 to the CEO of Florida Progress and the Company's four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of the last completed fiscal year for services rendered to Florida Progress. These individuals are also executive officers of Progress Energy, Inc. It is not the policy of Progress Energy to allocate compensation paid to its executive officers among the various subsidiaries to which they provide services. Because Florida Progress became a wholly-owned subsidiary of Progress Energy as of November 30, 2000, only 1/12 of each executive's base salary as shown in the table is only for the period November 30, 2000 through December 31, 2000.

         SUMMARY COMPENSATION TABLE
                                                                                 Long-Term
                                                                                 Compensation
                                                                                -----------------------------------
                                             Annual Compensation                 Awards                Payouts
                                             -------------------                 ------                -------
                                                                    Other
                                                                    Annual        Restricted Stock      LTIP           All Other
         Name and                    Salary(1)    Bonus(2)      Compensation(3)     Award(s)(4,5)      Payouts       Compensation(6)
Principal Position           Year      ($)          ($)              ($)                ($)              ($)              ($)
------------------------------------------------------------------------------------------------------------------------------------

William Cavanaugh III,        2000     $80,836    $1,285,000     $126,616(7)         $3,871,402(8)         N/A         $258,389(9)
   Chairman, President
   and Chief Executive
   Officer (elected
   November 30, 2000)

Robert B. McGehee,            2000     $31,918     $352,000(10)          $15,901         $280,030(11)         N/A       $74,807(12)
    Executive Vice
    President
    (elected November
    30, 2000)

Peter M. Scott III
    Executive Vice
    President and Chief
    Financial Officer
    (elected November
    30, 2000)                2000     $30,126     $304,000(13)           $50,350       $1,126,195(14)         N/A        $50,485(15)

Tom D. Kilgore,
    President and Chief -
    Executive Officer -
    Electric Fuels
Corporation
    (elected November 30,
    2000)                    2000     $25,751     $160,000(16)           $48,215(17)   $ 453,753(18)          N/A        $61,488(19)

H. William Habermeyer, Jr.
    President and Chief
    Executive Officer -
    Florida Power (elected
    November 30, 2000)       2000     $15,201     $55,000                $    14        $870,171(20)          N/A        $24,451(21)
====================================================================================================================================

         (1)Consists of one-month's base salary prior to (i) employee contributions to the Progress Energy Stock Purchase-Savings Plan and (ii) voluntary deferrals, if any, under the Progress Energy Management Deferred Compensation Plan. See "Other Benefit Opportunities" on page 82.

         (2)Except as otherwise noted, consists of amounts awarded with respect to performance in the stated year under the Progress Energy Management Incentive Compensation Plan. See "Other Annual Compensation Opportunities" on page 78.

         (3)Consists of gross-up payments for certain federal and state income tax obligations, and where indicated by footnote disclosure, certain perquisites.

         (4)Includes the value of restricted stock awards as of the grant date (calculated by multiplying the closing market price of Progress Energy's unrestricted stock on the date of grant by the number of shares awarded) granted pursuant to Progress Energy's 1997 Equity Incentive Plan. None of the restricted stock awards will vest, in whole or in part, in under three years from the date of grant. During the period for which the shares are restricted, the grantee will receive all voting rights and cash dividends associated with the restricted stock.

         (5)Includes the value of matchable deferrals credited to the account of a participant to replace the value of Progress Energy contributions to the Stock Purchase- Savings Plan that would have been made on behalf of the participant but for the deferral of salary under the Progress Energy Management Deferred Compensation Plan and compensation limitations under Section 415 of the Internal Revenue Code of 1986, as amended ("Phantom Stock Units"). Phantom Stock Units do not represent an equity interest in Progress Energy and the crediting of such Units to a participant's account does not convey any voting rights. However, a Phantom Stock Unit is equal in value at all times to a share of Progress Energy's Common Stock. Additional Phantom Stock Units are credited from time to time to reflect the payment of dividends on the underlying Common Stock. For participants with less than five years of service with Progress Energy, these Phantom Stock Units vest two years from the end of the calendar year in which they are granted. Participants with five or more years of service with Progress Energy are 100% vested in all Phantom Stock Units credited to their accounts. Phantom Stock Units are not deemed "Matured" and therefore available for reallocation to other deemed investment funds chosen by the participant until two years after the end of the Plan Year for which they were allocated. Payment of the value of the Phantom Stock Units will be made in cash and will generally be made on one of the following dates in accordance with the participant's deferral election: (i) the April 1 following the date that is five or more years from the last day of the Plan Year for which the participant's salary deferral is made, (ii) the April 1 following the participant's retirement, or (iii) the April 1 following the first anniversary of the participant's retirement. The amount of the payment will equal the market value of a share of Progress Energy's Common Stock on the payment date of payout multiplied by the number of units credited to the account of the participant. See "Other Benefit Opportunities" on page 82.

         (6)Amounts reported in this column include dividends earned in 2000 on awards granted under the Progress Energy Long-Term Compensation Program and dividends allocated in 2000 on awards granted under the Performance Share Sub-Plan of the Progress Energy 1997 Equity Incentive Plan.

         (7)Consists of (i) $48,569 in gross-up payments for certain federal and state income tax obligations; and (ii) certain perquisites, including spousal travel expenses of $24,371, which exceed thresholds for footnote disclosure.

         (8)Consists of (i) 100,000 shares of Progress Energy Restricted Stock valued at $3,837,594 on September 25, 2000; and (ii) 1,012 Phantom Stock Units based on the market value of a share of Progress Energy Common Stock on the date such units were credited to the account of the participant. Mr. Cavanaugh owns a total of 200,000 shares of Progress Energy Restricted Stock which were valued at $9,837,500 as of December 31, 2000.

         (9)Consists of (i) $52,486 which represents dividends allocated in 2000 on performance units awarded under the Long-Term Compensation Program; (ii) $94,576 which represents dividends earned in 2000 on performance shares awarded under the Performance Share Sub-Plan; (iii) $8,460 which represents Progress Energy contributions under the Stock Purchase-Savings Plan; and (iv) $102,867 which represents the dollar value of the premium relating to the term portion and the present value of the premium relating to the whole life portion of the benefit to be received pursuant to the Executive Permanent Life Insurance Program.

         (10)Consists of amounts awarded under the Management Incentive Compensation Plan and as a result of the Progress Energy/Florida Progress transaction.

         (11)Consists of (i) 8,400 shares of Progress Energy Restricted Stock valued at $272,383 as of July 12, 2000; and (ii) 225 Phantom Stock Units based on the market value of a share of Progress Energy Common Stock on the date such units were credited to the account of the participant. Mr. McGehee owns a total of 33,200 shares of Progress Energy Restricted Stock which were valued at $1,633,026 as of December 31, 2000.

         (12)Consists of (i) $23,854 which represents dividends allocated in 2000 on performance shares awarded under the Performance Share Sub-Plan; (ii) $8,460 which represents Progress Energy contributions under the Stock Purchase-Savings Plan; and (iii) $42,493 which represents the dollar value of the premium relating to the term portion and the present value of the premium relating to the whole life portion of the benefit to be received pursuant to the Executive Permanent Life Insurance Program.

         (13)Consists of (i) transition compensation paid pursuant to Mr. Scott's employment agreement, and (ii) amounts awarded under the Management Incentive Compensation Plan and as a result of the Progress Energy/Florida Progress transaction.

         (14)Consists of (i) 32,700 shares of Progress Energy Restricted Stock valued at $1,608,431 as of December 31, 2000; and (ii) 70 Phantom Stock Units based on the market value of a share of Progress Energy Common Stock on the date such units were credited to the account of the participant.

         (15)Consists of (i) $5,295 which represents dividends allocated in 2000 on performance shares awarded under the Performance Share Sub-Plan; (ii) $3,094 which represents Progress Energy contributions under the Stock Purchase-Savings Plan; and (iii) 42,096 which represents the dollar value of the premium relating to the term portion and the present value of the premium relating to the whole life portion of the benefit to be received pursuant to the Executive Permanent Life Insurance Program.

         (16)Mr. Kilgore has elected to defer receipt of 75 percent of this award until after his retirement.

         (17)Consists of (i) $1,054 in gross-up payments for certain federal and state income tax obligations and (ii) certain perquisites, including club dues of $24,301 and an automobile allowance of $16,200, both of which exceed thresholds for disclosure.

         (18)Consists of (i) 13,800 shares of Progress Energy Restricted Stock valued at $447,487 as of July 12, 2000; and (ii) 188 Phantom Stock Units based on the market value of a share of Progress Energy Common Stock on the date such units were credited to the account of the participant. Mr. Kilgore owns a total of 28,400 shares of Progress Energy Restricted Stock which were valued at $1,396,926 as of December 31, 2000.

         (19)Consists of (i) $21,892 which represents dividends allocated in 2000 on performance shares awarded under the Performance Share Sub-Plan; (ii) $9,420 which represents Progress Energy's contributions under the Stock Purchase Savings Plan; and (iii) $30,176 which represents the dollar value of the premium relating to the term portion and the present value of the premium relating to the whole life portion of the benefit to be received pursuant to the Executive Permanent Life Insurance Program.

         (20)Consists of (i) 20,200 shares of Progress Energy Restricted Stock which were valued at $993,588 on December 31, 2000; and (ii) 540 Phantom Stock Units based on the market value of a share of Progress Energy Common Stock on the date such units were credited to the account of the participant.

         (21)Consists of (i) $4,797 which represents dividends allocated in 2000 on performance shares awarded under the Performance Share Sub-Plan; (ii) $7,795 which represents Progress Energy contributions under the Stock Purchase-Savings Plan; and (iii) $11,859 which represents the dollar value of the premium relating to the term portion and the present value of the premium relating to the whole life portion of the benefit to be received pursuant to the Executive Permanent Life Insurance Program.

                                                      LONG-TERM INCENTIVE PLAN
                                                     AWARDS IN LAST FISCAL YEAR

                                                                                                       Number of      Performance
Name                                                                                                    Units(1)      Period Ends
----                                                                                                   ---------      -----------
William Cavanaugh III,
     Chairman, President and Chief Executive Officer..............................................      22,759           2002

Robert B. McGehee,
     Executive Vice President ....................................................................       6,034           2002

Peter M. Scott III,
     Executive Vice President and
     Chief Financial Officer......................................................................       5,102           2002

Tom D. Kilgore,
     President and Chief Executive
     Officer - Electric Fuels Corporation.........................................................       5,172           2002

H. William Habermeyer, Jr.,
     President and Chief Executive Officer
     Florida Power Corporation....................................................................       1,076           2002


         (1)Consists of the number of performance shares awarded in 2000 under the Performance Share Sub-Plan of the 1997 Progress Energy Equity Incentive Plan, based on the closing price of a share of Progress Energy's Common Stock on March 1, 2000, as published in The Wall Street Journal. Performance Share awards may range from 20% to 75% of a participant's base salary depending on the participant's position and job value. The number of performance shares awarded is recorded in a separate account for each participant, and is adjusted to reflect dividends, stock splits or other adjustments in Progress Energy's Common Stock. The performance period for an award under the Sub-Plan is the three-consecutive-year period beginning in the year in which the award is granted. There are two equally weighted performance measures under the Sub-Plan. One performance measure is Total Shareholder Return ("TSR"), which is defined in the Sub-Plan as the appreciation or depreciation in the value of stock (which is equal to the closing value of the stock on the last trading day of the relevant period minus the closing value of the stock on the last trading day of the preceding year) plus dividends declared during the relevant period divided by the closing value of the stock on the last trading day of the preceding year. The other performance measure is EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) growth. Awards under the Sub-Plan vest on January 1 following the end of the three-year performance period, provided, however, that to determine each award vested under the Sub-Plan, the TSR and EBITDA growth of Progress Energy are compared to the TSR and EBITDA growth of a Peer Group comprised of the twenty-six electric utility companies compromising the Standard & Poor's Electric Index. The differences between Progress Energy TSR and EBITDA growth, and the Peer Group TSR and EBITDA growth, respectively, are used to determine the multipliers that will be used to calculate the number of vested performance shares in each participant's account. (Differences in TSR can range from a low of (2.0%) or less to a high of 5% or more, and correspond to multipliers of 0 to 200%. Differences in EBITDA growth can range from a low of less than 0% to a high of 5% or more and correspond to multipliers of 0 to 200%). The multiplier is applied to the number of performance shares in the participant's performance share account to determine the actual number of vested performance shares in that account. The aggregate value of vested performance shares is equal to the number of vested performance shares in the participant's account multiplied by the closing price of Progress Energy's

Common Stock, as published in The Wall Street Journal on the last trading day before payment of the award.

         Awards are paid in cash after expiration of the performance period. Payment can be made in either (i) lump sum on or about April 1 of the year immediately following the performance period or (ii) in accordance with an election to defer in 25% increments, made during the first year of the performance period. In the event of death, disability, retirement or a change-in-control of Progress Energy, any award granted under the Sub-Plan immediately becomes vested. The aggregate value of the vested award is determined using multipliers that are based on the difference between Progress Energy TSR and EBITDA growth and the Peer Group TSR and EBITDA growth, respectively over the portion of the performance period that was completed before the terminating event occurred. See "Long-Term Compensation Opportunities" on page 80.

                                                         PENSION PLAN TABLE

------------------------------------------------------------------------------------------------------------------------------------
            Average Compensation                                              Estimated Annual Pension at Normal Retirement
                                                                                      (Years of Credited Service)
------------------------------------------------------------------------------------------------------------------------------------
                                                                         10 years        15 years       15 1/2 or more years
------------------------------------------------------------------------------------------------------------------------------------
             $ 190,000                                                     $76,000        $114,000             $117,800
               255,000                                                     102,000         153,000              158,100
               320,000                                                     128,000         192,000              198,400
               385,000                                                     154,000         231,000              238,700
               450,000                                                     180,000         270,000              279,000
               515,000                                                     206,000         309,000              319,300
               555,000                                                     222,000         333,000              344,100
               595,000                                                     238,000         357,000              368,900
               635,000                                                     254,000         381,000              393,700
               675,000                                                     270,000         405,000              418,500
               715,000                                                     286,000         429,000              443,300
               760,000                                                     304,000         456,000              471,200
               795,000                                                     318,000         477,000              492,900
               840,000                                                     336,000         504,000              520,800
               900,000                                                     360,000         540,000              558,000
               960,000                                                     384,000         576,000              595,200
             1,020,000                                                     408,000         612,000              632,400



         The above table demonstrates senior executive pension benefits payable upon normal retirement under the Supplemental Retirement Plan and Supplemental Senior Executive Retirement Plan at age 65 as a function of average annual income and years of service. Covered compensation under these plans consists only of the amounts in the Salary and Bonus columns of the Summary Compensation Table on page 68. Pursuant to the Supplemental Retirement Plan, a defined benefit plan, benefits are partially offset by Social Security payments and the monthly pension benefit payable upon retirement is based on final five years average compensation (base pay earnings only) multiplied by 1.7% for each year of service up to a maximum of 60%. Benefits under the Supplemental Senior Executive Retirement Plan are fully offset by Social Security benefits and by benefits paid under the Supplemental Retirement Plan. The monthly benefit payable upon retirement under this plan is equal to 4% of the average of a participant's highest three years of eligible earnings for each year of credited service with Progress Energy up to a maximum of 62%. Benefits listed in the table above do not reflect the Social Security or other offset. For purposes of benefits under these plans, Mr. Cavanaugh has more than 15 1/2 years of credited service as well as three or more years of service on the Senior Management Committee, and is thereby entitled to the maximum percentage allowable in the benefit formula under these plans. Mr. McGehee has 13 years of credited service, Mr.

Scott has 7 years of credited service, Mr. Kilgore has 7 years of credited service, and Mr. Habermeyer has 7 years of credited service.

                              EMPLOYMENT AGREEMENTS

         Messrs. Cavanaugh, McGehee, Scott, Kilgore and Habermeyer have entered into employment agreements, with one of Progress Energy's subsidiaries (the "Employer"). These agreements provide for base salary, bonuses, perquisites and participation in the various executive compensation plans offered to senior executives of Progress Energy and its subsidiaries. The agreements with Messrs. Cavanaugh, McGehee, Scott and Kilgore each has an effective date of August 1, 2000. The agreement with Mr. Habermeyer has an effective date of November 30, 2000. The agreements all provide that they will remain in effect for three years from the effective date. Each agreement also includes an "Evergrow provision" which provides that each year, the agreement will be extended such that the prospective term will always be three years forward on the anniversary date of the effective date. The Employer may elect not to extend an executive officer's agreement and must notify the officer of such an election at least sixty days prior to the annual anniversary date of his agreement's effective date. Plan targets, termination and other key provisions of the agreements are discussed below.

Agreement with Mr. Cavanaugh

         Mr. Cavanaugh's agreement provides that his target compensation under Progress Energy's Management Incentive Compensation Plan (MICP) was 60% of base salary earnings and increased to 65% effective January 1, 2001. The agreement also provides that Mr. Cavanaugh's target compensation under the Performance Share Sub-Plan (PSSP) of Progress Energy's 1997 Equity Incentive Plan was 75% of his base salary, but increased to 150% effective January 1, 2001. Mr. Cavanaugh's agreement notes that he received a recruitment bonus under the now suspended Deferred Compensation Plan for Key Management Employees that included a payment of $150,000 deferred for calendar year 1992. That amount will be used to provide retirement income to him of $121,368 per year for 15 years commencing January 1 following his attainment of age 65. The agreement with Mr. Cavanaugh also provides that as of September 2, 1992, Mr. Cavanaugh was granted 14 years of deemed service for purposes of the Supplemental Senior Executive Retirement Plan (SERP).

         The agreement with Mr. Cavanaugh provides that upon termination of employment without cause or constructive termination of employment, he will be provided with his base salary at the current rate for the remainder of the term of the agreement and will be eligible to retain all benefits in which he has vested under existing benefit plans. Additionally, the Employer will reimburse him for certain health benefits for up to 18 months after the termination of his employment. The agreement provides that a constructive termination will be deemed to occur if (i) there is a change in the form of ownership of Progress Energy or the Employer and (ii) Mr. Cavanaugh is offered a new position with a material change in authority, duty, wages or benefits, or Mr. Cavanaugh is asked to relocate more than 50 miles. If Mr. Cavanaugh's employment is constructively terminated, he will be entitled to the greater of the benefits described above or the benefits, if any, to which he is entitled under Progress Energy's Management Change-in-Control Plan. If the Employer terminates Mr. Cavanaugh's employment for cause, he will be eligible to retain all benefits in which he has vested under existing benefit plans, but he shall not be entitled to any form of salary continuance or any form of severance benefits. He will also be entitled to any earned but unpaid salary. The agreement with Mr. Cavanaugh provides that if he terminates his employment voluntarily at any time, he shall retain all vested benefits but shall not be entitled to any form of salary continuance or any form of severance benefit.

Agreement with Mr. McGehee

         Mr. McGehee's agreement provides that his target compensation under the MICP was 40% of base salary earnings and increased to 45% effective January 1, 2001. The agreement also provides that Mr. McGehee's target compensation under the PSSP of Progress Energy's 1997 Equity Incentive Plan was 50% of his base salary, and increased to 100% effective January 1, 2001. Mr. McGehee's agreement notes that he received a retention agreement bonus under the now suspended Deferred Compensation Plan for Key Management Employees which vests based on his continued employment beyond age 60. The agreement also notes that upon hire, Mr. McGehee was awarded 10 years of service toward the benefits and vesting requirements of the SERP, three years of which were deemed to have been in service on the Senior Management Committee, solely for purposes of the SERP.

         The agreement with Mr. McGehee provides that upon termination of employment without cause or constructive termination of employment, he will be provided with his base salary at the current rate for the remainder of the term of the agreement, and will be eligible to retain all benefits in which he has vested under existing benefit programs. Additionally, the Employer will reimburse him for certain health benefits for up to 18 months after the termination of his employment. The agreement provides that a constructive termination will be deemed to occur if (i) there is a change in the form of ownership of Progress Energy or the Employer and (ii) Mr. McGehee is offered a new position with a material change in authority, duty, wages or benefits, or is asked to relocate more than 50 miles. If Mr. McGehee's employment is constructively terminated, he will be entitled to the greater of the benefits described above or the benefits, if any, to which he is entitled under Progress Energy's Management Change-in-Control Plan. If the Employer terminates Mr. McGehee's employment for cause, he will be eligible to retain all benefits in which he has vested under existing benefit plans, but he shall not be entitled to any form of salary continuance or any form of severance benefits. He will also be entitled to any earned but unpaid salary. The agreement with Mr. McGehee provides that if he terminates his employment voluntarily at any time, he shall retain all vested benefits but shall not be entitled to any form of salary continuance or any form of severance benefit.

Agreement with Mr. Scott

         Mr. Scott's agreement provides that his target compensation under the MICP was 40% of base salary earnings and increased to 45% effective January 1, 2001. The agreement also provides that Mr. Scott's target compensation under the PSSP of Progress Energy's 1997 Equity Incentive Plan was 50% of his base salary, but increased to 100% effective January 1, 2001. Pursuant to the terms of his agreement, Mr. Scott received transition compensation of $100,000 and will been awarded nine years of deemed service toward the benefits and vesting requirements of the SERP.

         The agreement with Mr. Scott provides that upon termination of employment without cause or constructive termination of employment, he will be provided with his base salary at the current rate for the remainder of the term of the agreement and will be eligible to retain all benefits in which he has vested under existing benefit plans. Additionally, the Employer will reimburse him for certain health benefits for up to 18 months after the termination of his employment. The agreement provides that a constructive termination will be deemed to occur if (i) there is a change in the form of ownership of Progress Energy or the Employer and (ii) Mr. Scott is offered a new position with a material change in authority, duty, wages or benefits, or Mr. Scott is asked to relocate more than 50 miles. If Mr. Scott's employment is constructively terminated, he will be entitled to the greater of the benefits described above or the benefits, if any, to which he is entitled under Progress Energy's Management Change-in-Control Plan. If the Employer terminates Mr. Scott's employment for cause, he will be eligible to retain all benefits in which he has vested under existing benefit plans, but he shall not be entitled to any form of salary continuance or any form of severance benefits. He will also be entitled to any earned but unpaid salary. The agreement with Mr. Scott provides that if he terminates his employment voluntarily at any time, he shall retain all vested benefits but shall not be entitled to any form of salary continuance or any form of severance benefit.

Agreement with Mr. Kilgore

         Mr. Kilgore's agreement provides that his target compensation under the MICP was 35% of base salary earnings and increased to 45% effective January 1, 2001. The agreement also provides that Mr. Kilgore's target compensation under the PSSP of Progress Energy's Equity Incentive Plan was 50% of his base salary, but increased to 100% effective January 1, 2001. Mr. Kilgore's agreement notes that pursuant to a 1998 employment agreement with Carolina Power & Light Company, he received a retention bonus under the now suspended Deferred Compensation Plan for Key Management Employees which vests based on continued employment until or beyond age 60. The agreement also notes that Mr. Kilgore has been awarded five years of service solely in connection with the benefits and vesting requirements of the SERP.

         The agreement with Mr. Kilgore provides that upon termination of employment without cause or constructive termination of employment, he will be provided with his base salary at the current rate for the remainder of the term of the agreement and will be eligible to retain all benefits in which he has vested under existing benefit programs. Additionally, the Employer will reimburse him for certain health benefits for up to 18 months after the termination of his employment. The agreement provides that a constructive termination will be deemed to occur if (i) there is a change in the form of ownership of Progress Energy or the Employer and (ii) Mr. Kilgore is offered a new position with a material change in authority, duty, wages or benefits, or Mr. Kilgore is asked to relocate more than 50 miles. If Mr. Kilgore's employment is constructively terminated, he will be entitled to the greater of the benefits described above or the benefits, if any, to which he is entitled under Progress Energy's Management Change-in-Control Plan. If the Employer terminates Mr. Kilgore's employment for cause, he will be eligible to retain all benefits in which he has vested under existing benefit plans, but he shall not be entitled to any form of salary continuance or any form of severance benefits. He will also be entitled to any earned but unpaid salary. The agreement with Mr. Kilgore provides that if he terminates his employment voluntarily at any time, he shall retain all vested benefits but shall not be entitled to any form of salary continuance or any form of severance benefit.

Agreement with Mr. Habermeyer

         Mr. Habermeyer's agreement provides that his target compensation under the MICP was 45% of base salary earnings effective January 1, 2001. The agreement also provides that Mr. Habermeyer's target compensation under the PSSP of the Progress Energy 1997 Equity Incentive Plan is 100% of his base salary, effective January 1, 2001.

         The agreement with Mr. Habermeyer provides that upon termination of employment without cause or constructive termination of employment, he will be provided with his base salary at the current rate for the remainder of the term of the agreement and will be eligible to retain all benefits in which he has vested under existing benefit plans. Additionally, the Employer will reimburse him for certain health benefits for up to 18 months after the termination of his employment. The agreement provides that a constructive termination will be deemed to occur if (i) there is a change in the form of ownership of the Employer and (ii) Mr. Habermeyer is offered a new position with a material change in authority, duty, wages or benefits, or Mr. Habermeyer is asked to relocate more than 50 miles. If Mr. Habermeyer's employment is constructively terminated, he will be entitled to the greater of the benefits described above or the benefits, if any, to which he is entitled under Progress Energy's Management Change-in-Control Plan. If the Employer terminates Mr. Habermeyer's employment for cause, he will be eligible to retain all benefits in which he has vested under existing benefit plans, but he shall not be entitled to any form of salary continuance or any form of severance benefits. He will also be entitled to any earned but unpaid salary. The agreement with Mr. Habermeyer provides that if he terminates his employment voluntarily at any time, he shall retain all vested benefits but shall not be entitled to any form of salary continuance or any form of severance benefit.


                    REPORT OF BOARD COMMITTEE ON ORGANIZATION
                                AND COMPENSATION

                  Since the consummation of the share exchange, the composition of the Boards of Directors of Florida Progress and Progress Energy has been identical. The following report is the report of the Committee on Organization and Compensation of the Progress Energy Board of Directors (the "Committee") with respect to the compensation of executive officers of Progress Energy and its subsidiaries, including Florida Progress and Florida Power. The executive officers of Progress Energy include those individuals who are executive officers of Florida Progress and/or Florida Power. It is not the policy of Progress Energy to allocate compensation paid to its executive officers among the various subsidiaries to which they provide services.

         Florida Progress' executive compensation program is administered by the Committee on Organization and Compensation of the Progress Energy Board of Directors (the "Committee"). The six-member Committee is composed entirely of independent outside Directors who are not eligible to participate in any compensation program in which Florida Progress executives participate other than the Progress Energy 1997 Equity Incentive Plan.

Compensation Principles

Comparison Groups

         Progress Energy uses an independent executive benefits consulting firm to assist Progress Energy in meeting its compensation objectives. Each year, this consulting firm provides the Committee with an analysis comparing overall compensation paid to Progress Energy's executives with overall compensation paid to executives of two comparison groups of electric utility companies. One comparison group consists of the twenty-two electric utility companies with fossil fuel and nuclear operations in the eastern portion of the United States. The other comparison group consists of a broad group of electric utilities across the United States. While these comparison groups are different from the group of companies comprising the Standard & Poor's Electric Index, which is a published industry index, the Committee believes these electric utility companies are appropriate for overall compensation comparisons because they reflect the appropriate labor markets for Progress Energy's executives.

         Progress Energy's executive compensation program consists of four major elements: base salary; other annual compensation opportunities; long-term compensation opportunities; and other benefit opportunities. The Committee's objective in administering this program is to structure, through a combination of these elements, an overall compensation package for executives which approximates in value the median level to third quartile of overall compensation paid to executives of the comparison group. Overall compensation paid to Progress Energy's executives in 2000 met this objective.

Stock Ownership Guidelines

         In an effort to more closely link the interests of Progress Energy's management with those of its shareholders, the Board of Directors of Progress Energy adopted stock ownership guidelines, which are designed to ensure that Progress Energy's management has a significant financial equity investment in Progress Energy. Those guidelines require Progress Energy's officers and department heads to own from 1 to 4 times their base salary in the form of Progress Energy stock within five years. (The specific multiplier applied to base salary depends upon the individual's position.) In addition to shares owned outright, the following are considered stock owned by executives and department heads for purposes of the guidelines: (1) stock held in any defined benefit, defined contribution, ESOP or other stock-based plan; (2) performance units or phantom stock ("derivative securities") deferred under an annual incentive plan;
(3) performance units or phantom stock earned and deferred in any long-term incentive plan account; (4) restricted stock awards; and (5) stock held in a family trust or immediate family holdings.

Section 162(m)

         Section 162(m) of the Internal Revenue Code imposes a limit, with certain exceptions, on the amount a publicly held corporation may deduct for compensation over $1 million paid or accrued with respect to the company's Chief Executive Officer and any of the other four most highly compensated officers. Certain performance-based compensation is, however, specifically exempt from the deduction limit. To qualify as exempt, compensation must be made pursuant to a plan that is (1) administered by a committee of outside directors, (2) based on achieving objective performance goals and (3) disclosed to and approved by the shareholders. The 2000 compensation for the current executive officers of Progress Energy does not exceed the limit, except in the case of Mr. Cavanaugh, who had nondeductible compensation of approximately $467,979, which was attributable to restricted stock dividends, miscellaneous income and a non-deferred bonus.

         The Committee believes the current design of Progress Energy's compensation program is sound in linking pay to performance, and allowing appropriate flexibility in determining amounts to be awarded. Therefore, Progress Energy does not have a policy that requires the Committee to qualify compensation awarded to executive officers for deductibility under Section 162(m) of the Code. The Committee does, however, consider the impact of Section 162(m) when determining executive compensation, and the 1997 Equity Incentive Plan is intended to minimize the effect of this provision. Although the Committee is not required to qualify executive compensation paid to Progress Energy executives for exemption from Section 162(m), it will continue to consider the effects of Section 162(m) when making compensation decisions.

Elements of Executive Compensation Program

         Set forth below is a description of the major elements of Progress Energy's executive compensation program and their relationship to corporate performance, as well as a summary of the actions taken by the Committee with respect to the compensation of the Chief Executive Officer.

         Sponsorship of the various benefit and deferred compensation plans described below was transferred from Carolina Power & Light Company to Progress Energy, Inc., effective August 1, 2000.

Base Salary

         Executives within Progress Energy receive a base salary determined by the Committee based upon the value of their position compared to competitively established salary ranges, their individual performance and overall corporate performance. The Committee does not utilize specific targets or a specific mathematical formula in determining base salaries. The Committee in its discretion approved the base salaries of the Chief Executive Officer and the named executives, as set forth in the Summary Compensation Tables on pages 68 and 84. These salaries were based on each executive's level of responsibility within Progress Energy, the competitive (median to third quartile) level of compensation for executives in the comparison group of utilities, the achievement of corporate goals and individual merit performance as qualitatively determined by the Committee.

Other Annual Compensation Opportunities

Management Incentive Compensation Plan

                      Progress Energy sponsors the Management Incentive Compensation Plan for its senior executives, department heads and selected key employees. In order for awards to be made under the plan, two conditions must be satisfied. First, a contribution must be earned by one or more groups of employees under the corporate incentive feature of Progress Energy's Stock Purchase-Savings Plan, a tax qualified 401(k) plan. Incentive matching contributions are earned by participating employees if at least five out of ten annual corporate and business unit goals are met. (See the description of the Stock Purchase-Savings Plan under "Other Benefit Opportunities" below.) Second, Progress Energy's return on common equity and EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) growth for the most recent three-year period must be above the median of those companies in a comparison group that is comprised of the twenty-six electric utility companies comprising Standard & Poor's Electric Index.

                      If participants at or above the department head level within Progress Energy are eligible for awards, then the Committee in its discretion determines whether awards are to be made and, if so, in what amounts. If participants below the department head level within Progress Energy are eligible for awards, then the Chief Executive Officer has sole and complete authority to approve such awards.

         Awards consist of both a corporate component and a noncorporate component. Award opportunities, expressed as a percentage of annual base salary earnings, are applicable to both components of an award. The corporate component of an award is based upon the overall performance of Progress Energy. The noncorporate component of an award is based upon the level of attainment of business unit/subsidiary, departmental and individual performance measures. Those measures are evaluated in terms of three levels of performance -- outstanding, target and threshold -- each of which is related to a particular payout percentage. If earned, awards are either paid in cash in the succeeding year or deferred to a later date, as elected by each individual participant. Deferred awards are recorded in the form of performance units. Each performance unit is generally equivalent to a share of Progress Energy's Common Stock.

         The threshold requirements for award eligibility, as discussed above, were met and exceeded in 2000. At a meeting of the Committee on March 21, 2001, based on highly commendable performance, awards were made at the discretion of the Committee to the named executives, including the Chief Executive Officer, as set forth in the Summary Compensation Tables on pages 68 and 84 under the Bonus column.

Long-Term Compensation Opportunities

1997 Equity Incentive Plan

         The 1997 Equity Incentive Plan, which was approved by Progress Energy's shareholders in 1997, allows the Committee to make various types of awards to officers, other key employees, and also Directors of the Company, its affiliates and subsidiaries. Selection of participants is within the sole discretion of the Committee. Thus, the number of persons eligible to participate in the Plan and the number of grantees may vary from year to year. The Plan was effective as of January 1, 1997, and will expire on January 1, 2007, provided, however, that all awards made prior to and outstanding on that date shall remain valid in accordance with their terms and conditions.

         The 1997 Equity Incentive Plan is a broad umbrella plan that allows Progress Energy to enter into Award Agreements with participants and adopt various individual Sub-Plans that will permit the grant of the following types of awards: nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance units, performance shares and other stock unit awards or stock-based forms of awards. The Plan sets forth certain minimum requirements for each type of award, with detailed provisions regarding awards to be set out either in Award Agreements or in the Sub-Plans adopted under the Plan. Subject to adjustment as provided in the Plan, the maximum aggregate number of shares that may be issued over the years pursuant to awards made under the Plan cannot exceed 5,000,000 shares of Common Stock, which may be in any combination of options, restricted stock, performance shares, or any other right or option.

         Under the terms of the Plan, the Committee may grant awards in a manner that qualifies them for the performance-based exception to Section 162(m) of the Internal Revenue Code of 1986, as amended, or it may grant awards that do not qualify for the exemption.

Performance Share Sub-Plan

         Pursuant to the provisions of the 1997 Equity Incentive Plan, the Committee adopted the Performance Share Sub-Plan, which governs the issuance of performance share awards to Progress Energy officers and key employees, as selected by the Committee in its sole discretion. A "performance share" is a unit granted to a participant, the value of which is equal to the value of a share of Progress Energy's Common Stock. The Committee may grant performance share awards which range from 20% to 75% (from 40% to 150%, effective January 1, 2001) of a participant's base salary, depending upon the participant's position and job value. (For purposes of the Sub-Plan, base salary is not reduced to reflect salary deferrals and does not include incentive compensation.) The number of performance shares awarded is recorded in a separate account for each participant, and is adjusted to reflect dividends, stock splits or other adjustments in Progress Energy's Common Stock.

         The performance period for an award under the Sub-Plan is the three consecutive year period beginning in the year in which the award is granted. There are two equally weighted performance measures under the Sub-Plan. One performance measure is Total Shareholder Return ("TSR"), which is defined in the Sub-Plan as the appreciation or depreciation in the value of stock (which is equal to the closing value of the stock on the last trading day of the relevant period minus the closing value of the stock on the last trading day of the preceding year) plus dividends declared during the relevant period, divided by the closing value of the stock on the last trading day of the preceding year. The other performance measure is EBITDA growth. Awards under the Sub-Plan vest on January 1 following the end of a three-year performance period, provided, however, that the following methodology is used to determine each award vested under the Sub-Plan: 1) the TSR and EBITDA growth for Progress Energy for each year during the performance period is determined; 2) those annual figures are averaged to determine the Progress Energy TSR and EBITDA growth, respectively;
3) the average TSR and EBITDA growth for all Peer Group utilities for each year during the performance period is determined (the Peer Group is comprised of the twenty-six major electric utility companies within the Standard & Poor's Electric Index); 4) those figures are averaged, respectively, to determine the Peer Group TSR and EBITDA growth; 5) the Peer Group TSR and EBITDA growth for the performance period is subtracted from the Progress Energy TSR and EBITDA growth, respectively, for the performance period; 6) the differences between the Progress Energy TSR and EBITDA growth and the Peer Group TSR and EBITDA growth, respectively, are used to determine the multipliers that will be used to calculate the number of vested performance shares in each participant's account. (Differences in TSR can range from a low of (2.0%) or less to a high of 5% or more, and correspond to multipliers of 0 to 200%. Differences in EBITDA growth can range from a low of less than 0% to a high of 5% or more and correspond to multipliers of 0 to 200%.); and 7) the multipliers are each applied independently to one-half of the number of performance shares in the participant's performance share account to determine the actual number of vested performance shares in that account. The aggregate value of vested performance shares is equal to the number of vested performance shares in the participant's account multiplied by the closing price of Progress Energy's Common Stock, as published in The Wall Street Journal on the last trading day before payment of the award.

         Awards are paid in cash after expiration of the performance period. Payment can be made in either (i) lump sum on or about April 1 of the year immediately following the performance period or (ii) in accordance with an election to defer in 25% increments, made during the first year of the performance period. In the event of death, disability, retirement or a change-in-control of Progress Energy, any award granted under the Sub-Plan immediately becomes vested. The aggregate value of the vested award is determined using multipliers that are based on the difference between Progress Energy TSR and EBITDA growth and the Peer Group TSR and EBITDA growth, respectively, over the portion of the performance period that was completed before the terminating event occurred.

         Prior to 1997, Progress Energy sponsored a Long-Term Compensation Program; however, that Program was terminated upon the shareholders' approval of Progress Energy's 1997 Equity Incentive Plan. (All awards made and outstanding under the Long-Term Compensation Program prior to its termination remain valid in accordance with their terms and conditions.)

Restricted Stock Awards

         Section 9 of the 1997 Equity Incentive Plan provides for the granting of shares of restricted stock by the Committee to "key employees" within Progress Energy in such amounts and for such duration and/or consideration as it shall determine. The Plan defines "key employee" as an officer or other employee within Progress Energy, who, in the opinion of the Committee, can contribute significantly to the growth and profitability of, or perform services of major importance to, Progress Energy. Each restricted stock grant must be evidenced by an agreement specifying the period of restriction; the conditions that must be satisfied prior to removal of the restriction, the number of shares granted, and such other provisions as the Committee shall determine.

         Restricted stock covered by each award made under the Plan will be provided to and become freely transferable by the recipient after the last day of the period of restriction and/or upon the satisfaction of other conditions as determined by the Committee. If the grant of restricted stock is performance based, the total period of restriction for any or all shares or units of restricted stock granted shall be no less than one (1) year. Any other shares of restricted stock issued pursuant to the Plan must provide that the minimum period of restrictions shall be three (3) years, which period of restriction may permit the removal of restrictions on no more than one-third (1/3) of the shares of restricted stock at the end of the first year following the grant date, and the removal of the restrictions on an additional one-third (1/3) of the shares at the end of each subsequent year. The Plan provides that in no event shall any restrictions be removed from shares of restricted stock during the first year following the grant date, except in the event of a change in control.

         During the period of restriction, recipients of shares of restricted stock granted under the Plan may exercise full voting rights with respect to those shares, and shall be entitled to receive all dividends and other distributions paid with respect to those shares. If any such dividends or distributions are paid in shares, those shares shall be subject to the same restrictions on transferability as the restricted stock with respect to which they were distributed.

Other Benefit Opportunities

       The following additional benefit opportunities are also available to Progress Energy's senior executives:

o Effective January 1, 2000, Progress Energy established the Management Deferred Compensation Plan, an unfunded, deferred compensation arrangement established for the benefit of a select group of management and highly compensated employees of Progress Energy and its participating subsidiaries. (The Plan has replaced the Deferred Compensation Plan for Key Management Employees and the Executive Deferred Compensation Plan.) Under the Plan, an eligible employee may elect to defer a portion of his or her salary until the April 1 following the date that is five or more years from the last day of the Plan Year for which the deferral is made, the April 1 following his or her date of retirement, or the April 1 following the first anniversary of his or her date of retirement. Deferrals will be made to deferral accounts administered pursuant to the Plan in the form of deemed investments in certain deemed investment funds individually chosen by each participating employee from a list of investment options provided pursuant to the Plan. Additionally, qualifying participants will receive matching allocations from Progress Energy (generally reflecting foregone Progress Energy allocations to participants' 401(k) accounts due to such salary deferrals, and/or Progress Energy Company allocations to the participants' 401(k) accounts due to certain Internal Revenue Code limits), which will be allocated to a Progress Energy account that will be deemed initially to be invested in hypothetical shares of Progress Energy's Common Stock. These allocations do not represent an equity interest in Progress Energy and convey no voting rights to their owners. However, additional allocations are credited from time to time to reflect the payment of dividends on Progress Energy's Common Stock. When a participant's Progress Energy account has matured, pursuant to the terms of the Plan, the participant may reallocate any part of such account among the deemed investment funds chosen by the participant.

o Progress Energy has implemented an executive split dollar life insurance program which consists of two separate plans. The first plan provides life insurance coverage approximately equal to three times salary for senior executives. The second plan provides additional life insurance coverage approximately equal to three times salary for those officers of Progress Energy who are also members of Progress Energy's Board of Directors.

o Progress Energy also provides broad-based employee benefit plans for senior executives of participating companies. Under the Stock Purchase-Savings Plan, a salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended ("Code"), full-time, highly compensated employees of participating companies may invest up to 12% of earnings (up to a maximum of $10,500 in 2000) on a before-tax basis in Progress Energy's Common Stock and other investment options. Progress Energy makes a matching allocation of 50% of such investment (up to 3% of eligible earnings) which is invested in Progress Energy Common Stock. Under an incentive feature, Progress Energy's allocation may be increased by up to an additional 50% if certain strategic corporate and business unit financial, operating, safety, customer satisfaction, and other performance goals are met. Progress Energy also sponsors the Supplemental Retirement Plan, a defined benefit plan which covers eligible full-time employees of participating companies who have been employed within Progress Energy for at least one year. The right to receive pension benefits under this plan is vested after five years. The monthly pension benefit payable upon retirement is based on final five years average compensation (base pay earnings only) multiplied by 1.7% for each year of service up to a maximum of 60%, less projected age 65 Social Security benefits multiplied by 1.43% for each year of service up to a maximum of 50%. Effective January 1, 1999, the Supplemental Retirement Plan was amended to implement a cash balance formula feature. Accruals will continue under both formulas for eligible participants through December 31, 2003. At that time, benefit accruals based upon the "five years average compensation" formula will be frozen.

o The Restoration Retirement Plan is an unfunded retirement plan for a select group of management or highly compensated employees of participating companies. The Plan "restores" the full benefit that would be provided under the Supplemental Retirement Plan but for certain Code limits imposed on the benefit levels of highly compensated employees. Generally, the benefit for participants is a monthly benefit payment equal to the difference between (i) a participant's accrued benefit under the Supplemental Retirement Plan without regard to the Internal Revenue Service compensation and benefit limits; and (ii) a participant's accrued benefit as calculated under the Supplemental Retirement Plan. (Effective January 1, 2000, this Plan also applies to any employee who defers more than 10% of his salary under the new Management Deferred Compensation Plan.) The eligibility and vesting requirement for this Plan are the same as those for the Supplemental Retirement Plan. Participants eligible to receive benefits under the Supplemental Executive Retirement Plan forego participation in and rights under this Plan.

o The Supplemental Senior Executive Retirement Plan provides a retirement benefit for eligible senior executives equal to 4% of the average of their highest three years of base salary earnings and annual bonus for each year of credited service with Progress Energy up to a maximum of 62%. Benefits under this Plan are fully offset by Social Security benefits and by benefits paid under Progress Energy's Supplemental Retirement Plan.

o Progress Energy's senior executives also receive certain perquisites and other personal benefits. In addition, executives received gross-up payments in 2000 for related federal and state income tax obligations, as disclosed in the Summary Compensation Tables on pages 68 and 84.

     Compensation of Chief Executive Officer

         Compensation in 2000 for the Chief Executive Officer was consistent with the compensation principles described above and reflected performance of Progress Energy and the individual in 2000, as well as services in 2000. The determination of his compensation by the Committee was qualitative in nature and based on a variety of factors, including comparison group compensation data, attainment of various corporate goals, total shareholder return, financial and operating performance, individual performance and other factors. Specific mathematical weights were not assigned to these factors. Overall compensation in 2000 fell within the targeted level (median to third quartile) of overall compensation paid to chief executive officers in the comparison groups.

         The Committee considered the substantial progress Progress Energy made towards implementing its strategy of becoming a super-regional energy provider for the Southeast. Specifically, the Committee considered the progress made toward completion of Progress Energy's acquisition of Florida Progress Corporation, noting that this transaction would double the size of Progress Energy. Additionally, the Committee considered Progress Energy's progress towards its goal of creating a holding company, noting that the new structure would provide Progress Energy with the flexibility and speed needed to act swiftly and decisively in the increasingly competitive utility industry. The Committee also took into account the success of Progress Energy's expansion efforts, including the additions of new gas units at the Asheville and Lee plants and the on-going construction of new plants in Rowan and Richmond counties in North Carolina and in Monroe, Georgia. The Committee noted that these additions would have a key role in Progress Energy's ability to develop its wholesale business. The Committee took into account the success of Progress Energy in dealing with important regulatory issues, including industry restructuring, at the state and federal levels. The Committee considered the fact that the leadership provided by Mr. Cavanaugh contributed significantly to Progress Energy's success in achieving corporate goals, implementing strategic initiatives, achieving national leadership in the fields of nuclear power and electric utility operations, focusing on leadership development and succession planning, implementing programs designed to enhance the diversity of Progress Energy's work force, improving customer and community relations and supporting the economic growth and quality of life in Progress Energy's service area.

                                      Committee on Organization and Compensation

                                      Charles W. Coker, Chairman
                                      Edwin B. Borden
                                      William O. McCoy
                                      E. Marie McKee
                                      Richard A. Nunis
                                      J. Tylee Wilson

                                  FLORIDA POWER

COMPENSATION OF DIRECTORS

The directors of Florida Power Corporation are also executive officers of Progress Energy, Inc. and are not compensated separately for services rendered to Florida Power Corporation.

COMPENSATION OF EXECUTIVE OFFICERS

Information regarding the individual who served as the CEO of Florida Power through November 30, 2000 and two additional individuals for whom disclosures would have been provided but for the fact that they were not serving as executive officers of Florida Power as of the end of the last fiscal year is provided above in the Summary Compensation Table on page 65.

The Table below provides compensation information regarding the CEO of Florida Power Corporation and the four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of the last completed fiscal year. These individuals are also executive officers of Progress Energy, Inc. It is not the policy of Progress Energy to allocate compensation paid to its executive officers among the various subsidiaries to whom they provide services. Because Florida Progress became a wholly-owned subsidiary of Progress Energy as of November 30, 2000, each executive's base salary as shown in the table is only for the period November 30, 2000 through December 31, 2000.

         SUMMARY COMPENSATION TABLE

                                                                                 Long-Term
                                                                                 Compensation
                                                                             --------------------

                                            Annual Compensation                  Awards                Payouts
                                            -------------------                  ------                -------
                                                                    Other
                                                                    Annual        Restricted Stock      LTIP           All Other
         Name and                    Salary(1)     Bonus(2)     Compensation(3)     Award(s)(4,5)      Payouts       Compensation(6)
Principal Position           Year      ($)           ($)             ($)                ($)              ($)              ($)
------------------------------------------------------------------------------------------------------------------------------------
H. William                   2000    $15,201       $55,000           $14          $  870,171(7)          N/A           $ 24,451(8)
   Habermeyer, Jr.,
   President and Chief
   Executive Officer
   (elected November
   30, 2000)

William S. Orser,           2000      $40,709     $275,000         $7,144         $ 178,624(9)           N/A           $105,758(10)
    Group President -
    (elected November
    30, 2000)

Peter M. Scott III          2000      $30,126     $304,000(11)    $50,350         $1,126,195(12)         N/A           $ 50,485(13)
    Executive Vice
    President and Chief
    Financial Officer
    (elected November
    30, 2000)

William D. Johnson,          2000     $23,918     $239,000(14)     $26,734        $  405,131(15)         N/A           $ 38,012(16)

    Executive Vice
    President, General
    Counsel and
    Secretary
    (elected November
    30, 2000)

Fred N. Day, IV,             2000     $22,043     $131,000(17)     $ 6,723        $  314,915(18)         N/A          $  62,763(19)
    Executive Vice
    President (elected
    November 30, 2000)
====================================================================================================================================

         (1)Consists of one-month's base salary prior to (i) employee contributions to the Progress Energy Stock Purchase-Savings Plan and (ii) voluntary deferrals, if any, under the Progress Energy Management Deferred Compensation Plan. See "Other Benefit Opportunities" on page 82.

         (2)Except as otherwise noted, consists of amounts awarded with respect to performance in the stated year under the Progress Energy Management Incentive Compensation Plan. See "Other Annual Compensation Opportunities" on page 78.

         (3)Consists of gross-up payments for certain federal and state income tax obligations, and where indicated by footnote disclosure, certain perquisites.

         (4)Includes the value of restricted stock awards as of the grant date (calculated by multiplying the closing market price of Progress Energy's unrestricted stock on the date of grant by the number of shares awarded) granted pursuant to Progress Energy's 1997 Equity Incentive Plan. None of the restricted stock awards will vest, in whole or in part, in under three years from the date of grant. During the period for which the shares are restricted, the grantee will receive all voting rights and cash dividends associated with the restricted stock.

         (5)Includes the value of matchable deferrals credited to the account of a participant to replace the value of Progress Energy contributions to the Stock Purchase- Savings Plan that would have been made on behalf of the participant but for the deferral of salary under the Management Deferred Compensation Plan and compensation limitations under Section 415 of the Internal Revenue Code of 1986, as amended ("Phantom Stock Units"). Phantom Stock Units do not represent an equity interest in Progress Energy and the crediting of such Units to a participant's account does not convey any voting rights. However, a Phantom Stock Unit is equal in value at all times to a share of Progress Energy's Common Stock. Additional Phantom Stock Units are credited from time to time to reflect the payment of dividends on the underlying Common Stock. For participants with less than five years of service with Progress Energy, these Phantom Stock Units vest two years from the end of the calendar year in which they are granted. Participants with five or more years of service with Progress Energy are 100% vested in all Phantom Stock Units credited to their accounts. Phantom Stock Units are not deemed "Matured" and therefore available for reallocation to other deemed investment funds chosen by the participant until two years after the end of the Plan Year for which they were allocated. Payment of the value of the Phantom Stock Units will be made in cash and will generally be made on one of the following dates in accordance with the participant's deferral election: (i) the April 1 following the date that is five or more years from the last day of the Plan Year for which the participant's salary deferral is made, (ii) the April 1 following the participant's retirement, or (iii) the April 1 following the first anniversary of the participant's retirement. The amount of the payment will equal the market value of a share of Progress Energy's Common Stock on the payment date of payout multiplied by the number of units credited to the account of the participant. See "Other Benefit Opportunities" on page 82.

         (6)Amounts reported in this column include dividends earned in 2000 on awards granted under the Progress Energy Long-Term Compensation Program and dividends allocated in 2000 on awards granted under the Performance Share Sub-Plan of the Progress Energy 1997 Equity Incentive Plan.

         (7)Consists of (i) 20,200 shares of Progress Energy Restricted Stock which were valued at $993,588 on December 31, 2000; and (ii) 540 Phantom Stock Units based on the market value of a share of Progress Energy Common Stock on the date such units were credited to the account of the participant.

         (8)Consists of (i) $4,797 which represents dividends allocated in 2000 on performance shares awarded under the Performance Share Sub-Plan; (ii) $7,795 which represents Progress Energy contributions under the Stock Purchase- Savings Plan; and (iii) $11,859 which represents the dollar value of the premium relating to the term portion and the present value of the premium relating to the whole life portion of the benefit to be received pursuant to the Executive Permanent Life Insurance Program.

         (9)Consists of (i) 5,000 shares of Progress Energy Restricted Stock valued at $162,133 as of July 12, 2000; and (ii) 499 Phantom Stock Units based on the market value of a share of Progress Energy Common Stock on the date such units were credited to the account of the participant. Mr. Orser owns a total of 45,000 shares of Progress Energy Restricted Stock which were valued at $2,213,438 as of December 31, 2000.

         (10)Consists of (i) $21,326 which represents dividends earned in 2000 on performance units awarded under the Long-Term Compensation Program; (ii) $35,087 which represents dividends allocated in 2000 on performance shares awarded under the Performance Share Sub-Plan; (iii) $9,420 which represents Progress Energy contributions under the Stock Purchase- Savings Plan; and (iv) $39,925 which represents the dollar value of the premium relating to the term portion and the present value of the premium relating to the whole life portion of the benefit to be received pursuant to the Executive Permanent Life Insurance Program.

         (11)Consists of (i) transition compensation paid pursuant to Mr. Scott's employment agreement and (ii) amounts awarded under the Management Incentive Compensation Plan, and as a result of the Progress Energy/Florida Progress transaction.

         (12)Consists of (i) 32,700 shares of Progress Energy Restricted Stock valued at $1,608,431 as of December 31, 2000; and (ii) 70 Phantom Stock Units based on the market value of a share of Progress Energy Common Stock on the date such units were credited to the account of the participant.

         (13)Consists of (i) 5,295 which represents dividends allocated in 2000 on performance shares awarded under the Performance Share Sub-Plan; (ii) $3,094 which represents Progress Energy contributions under the Stock Purchase-Savings Plan; and (iii) 42,096 which represents the dollar value of the premium relating to the term portion and the present value of the premium relating to the whole life portion of the benefit to be received pursuant to the Executive Permanent Life Insurance Program.

         (14)Consists of amounts awarded under the Management Incentive Compensation Plan and as a result of the Progress Energy/Florida Progress transaction.

         (15)Consists of (i) 12,400 shares of Progress Energy Restricted Stock valued at $402,090 as of July 12, 2000; and (ii) 87 Phantom Stock Units based on the market value of a share of Progress Energy Common Stock on the date such units were credited to the account of the participant. Mr. Johnson owns a total of 24,600 shares of Progress Energy Restricted Stock which were valued at $1,210,012 as of December 31, 2000.

         (16)Consists of (i) $14,276 which represents dividends allocated in 2000 on performance shares awarded under the Performance Share Sub-Plan; (ii) $8,460 which represents Progress Energy contributions under the Stock Purchase-Savings Plan; and (iii) $15,276 which represents the dollar value of the premium relating to the term portion and the present value of the premium relating to the whole life portion of the benefit to be received pursuant to the Executive Permanent Life Insurance Program.

         (17)Mr. Day has elected to defer receipt of 25 percent of this award until after his date of retirement.

         (18)Consists of (i) 9,600 shares of Progress Energy Restricted Stock valued at $311,295 as of July 12, 2000; and (ii) 107 Phantom Stock Units based on the market value of a share of Progress Energy Common Stock on the date such units were credited to the account of the participant. Mr. Day owns a total of 17,600 shares of Progress Energy Restricted Stock which were valued at $648,434 as of December 31, 2000.

         (19)Consists of (i) $17,890 which represents dividends allocated in 2000 on performance shares awarded under the Performance Share Sub-Plan; (ii) $8,700 which represents Progress Energy contributions under the Stock Purchase-Savings Plan; and (iii) $36,173 which represents the dollar value of the premium relating to the term portion and the present value of the premium relating to the whole life portion of the benefit to be received pursuant to the Executive Permanent Life Insurance Program.

                            LONG-TERM INCENTIVE PLAN
                           AWARDS IN LAST FISCAL YEAR

                                                                                                   Number of      Performance
Name                                                                                                Units(1)      Period Ends
----                                                                                                --------      -----------

H. William Habermeyer, Jr.,
     President and Chief Executive Officer........................................................    1,076           2002

William S. Orser,
     Group President..............................................................................    8,190           2002

Peter M. Scott III,
     Executive Vice President and
     Chief Financial Officer......................................................................    5,102           2002

William D. Johnson,
     Executive Vice President, General Counsel
     and Secretary................................................................................    4,483           2002

Fred N. Day, IV,
     Executive Vice President.....................................................................    4,483           2002

----------

         (1)Consists of the number of performance shares awarded in 2000 under the Performance Share Sub-Plan of the Progress Energy 1997 Equity Incentive Plan, based on the closing price of a share of Progress Energy's Common Stock on March 1, 2000, as published in The Wall Street Journal. Performance Share awards may range from 20% to 75% of a participant's base salary depending on the participant's position and job value. The number of performance shares awarded is recorded in a separate account for each participant, and is adjusted to reflect dividends, stock splits or other adjustments in Progress Energy's Common Stock. The performance period for an award under the Sub-Plan is the three-consecutive-year period beginning in the year in which the award is granted. There are two equally weighted performance measures under the Sub-Plan. One performance measure is Total Shareholder Return ("TSR"), which is defined in the Sub-Plan as the appreciation or depreciation in the value of stock (which is equal to the closing value of the stock on the last trading day of the relevant period minus the closing value of the stock on the last trading day of the preceding year) plus dividends declared during the relevant period divided by the closing value of the stock on the last trading day of the preceding year. The other performance measure is EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) growth. Awards under the Sub-Plan vest on January 1 following the end of the three-year performance period, provided, however, that to determine each award vested under the Sub-Plan, the TSR and EBITDA growth of Progress Energy are compared to the TSR and EBITDA growth of a Peer Group comprised of the twenty-six electric utility companies compromising the Standard & Poor's Electric Index. The differences between Progress Energy TSR and EBITDA growth, and the Peer Group TSR and EBITDA growth, respectively, are used to determine the multipliers that will be used to calculate the number of vested performance shares in each participant's account. (Differences in TSR can range from a low of (2.0%) or less to a high of 5% or more, and correspond to multipliers of 0 to 200%. Differences in EBITDA growth can range from a low of less than 0% to a high of 5% or more and correspond to multipliers of 0 to 200%). The multiplier is applied to the number of performance shares in the participant's performance share account to determine the actual number of vested performance shares in that account. The aggregate value of vested performance shares is equal to the number of vested performance shares in the participant's account multiplied by the closing price of Progress Energy's Common Stock, as published in The Wall Street Journal on the last trading day before payment of the award.

         Awards are paid in cash after expiration of the performance period. Payment can be made in either (i) lump sum on or about April 1 of the year immediately following the performance period or (ii) in accordance with an election to defer in 25% increments, made during the first year of the performance period. In the event of death, disability, retirement or a change-in-control of Progress Energy, any award granted under the Sub-Plan immediately becomes vested. The aggregate value of the vested award is determined using multipliers that are based on the difference between the Progress Energy TSR and EBITDA growth and the Peer Group TSR and EBITDA growth, respectively over the portion of the performance period that was completed before the terminating event occurred. See "Long-Term Compensation Opportunities" on page 80.


                               PENSION PLAN TABLE

------------------------------------------------------------------------------------------------------------------------------------
            Average Compensation                                              Estimated Annual Pension at Normal Retirement
                                                                                      (Years of Credited Service)
------------------------------------------------------------------------------------------------------------------------------------
                                                                         10 years        15 years       15 1/2 or more years
------------------------------------------------------------------------------------------------------------------------------------
             $ 190,000                                                     $76,000        $114,000             $117,800
               255,000                                                     102,000         153,000              158,100
               320,000                                                     128,000         192,000              198,400
               385,000                                                     154,000         231,000              238,700
               450,000                                                     180,000         270,000              279,000
               515,000                                                     206,000         309,000              319,300
               555,000                                                     222,000         333,000              344,100
               595,000                                                     238,000         357,000              368,900
               635,000                                                     254,000         381,000              393,700
               675,000                                                     270,000         405,000              418,500
               715,000                                                     286,000         429,000              443,300
               760,000                                                     304,000         456,000              471,200
               795,000                                                     318,000         477,000              492,900
               840,000                                                     336,000         504,000              520,800
               900,000                                                     360,000         540,000              558,000
               960,000                                                     384,000         576,000              595,200
             1,020,000                                                     408,000         612,000              632,400
------------------------------------------------------------------------------------------------------------------------------------

         The above table demonstrates senior executive pension benefits payable upon normal retirement under the Supplemental Retirement Plan and Supplemental Senior Executive Retirement Plan at age 65 as a function of average annual income and years of service. Covered compensation under these plans consists only of the amounts in the Salary and Bonus columns of the Summary Compensation Table on page 84. Pursuant to the Supplemental Retirement Plan, a defined benefit plan, benefits are partially offset by Social Security payments and the monthly pension benefit payable upon retirement is based on final five years average compensation (base pay earnings only) multiplied by 1.7% for each year of service up to a maximum of 60%. Benefits under the Supplemental Senior Executive Retirement Plan are fully offset by Social Security benefits and by benefits paid under the Supplemental Retirement Plan. The monthly benefit payable upon retirement under this plan is equal to 4% of the average of a participant's highest three years of eligible earnings for each year of credited service with Progress Energy up to a maximum of 62%. Benefits listed in the table above do not reflect the Social Security or other offset. For purposes of benefits under these plans, Mr. Habermeyer has 7 years of credited service, Mr. Orser has 7 years of credited service, Mr. Scott has 7 years of credited service, Mr. Johnson has 15 years of credited service, three of which are credited for service on the Senior Management Committee, and Mr. Day has 15 1/2 years of credited service.

                              EMPLOYMENT AGREEMENTS

                  Messrs. Habermeyer, Orser, Scott, Johnson and Day have entered into employment agreements, with one or more of Progress Energy's subsidiaries (the "Employer"). These agreements provide for base salary, bonuses, perquisites and participation in the various executive compensation plans offered to senior executives of Progress Energy and its subsidiaries. The agreement with Mr. Habermeyer has an effective date of November 30, 2000. The agreements with Messrs. Cavanaugh, McGehee, Scott and Kilgore each has an effective date of August 1, 2000. The agreements all provide that they will remain in effect for three years from the effective date. Each agreement also includes an "Evergrow provision" which provides that each year, the agreement will be extended such that the prospective term will always be three years forward on the anniversary date of the effective date. The Employer may elect not to extend an executive officer's agreement and must notify the officer of such an election at least sixty days prior to the annual anniversary date of his agreement's effective date. Plan targets, termination and other key provisions of the agreements are discussed below.


Agreement with Mr. Habermeyer

         Information concerning the employment agreement with Mr. Habermeyer is set forth in Part III hereof under the heading "Executive Compensation - Florida Progress, Compensation of Executive Officers."

Agreement with Mr. Orser

         Mr. Orser's agreement provides that his target compensation under the MICP was 40% of base salary earnings and increased to 45% effective January 1, 2001. The agreement also provides that Mr. Orser's target compensation under the PSSP of Progress Energy's 1997 Equity Incentive Compensation Plan was 50% of his base salary, and increased to 100% effective January 1, 2001. Mr. Orser's agreement notes that pursuant to a 1993 employment agreement with Carolina Power & Light Company, he received a recruitment bonus under the now suspended Deferred Compensation Plan for Key Management Employees, and that he is credited with nine years of service solely for purposes of determining benefits in connection with that bonus. The agreement also notes that Mr. Orser is automatically deemed vested for his benefits under the SERP, and will be deemed eligible for early retirement benefits under the SERP at age 60, assuming his continued employment at the Company until age 60.

         The agreement with Mr. Orser provides that upon termination of employment without cause or constructive termination of employment, he will be provided with his base salary at the current rate for the remainder of the term of the agreement, and will be eligible to retain all benefits in which he has vested under existing benefit plans. Additionally, he will be entitled to certain health benefits. The agreement provides that a constructive termination will be deemed to occur if (i) there is a change in the form of ownership of Progress Energy or the Employer and
         (ii) Mr. Orser is offered a new position with a material change in authority, duty, wages or benefits, or is asked to relocate more than 50 miles. If Mr. Orser's employment is constructively terminated, he will be entitled to the greater of the benefits described above or the benefits, if any, to which he is entitled under Progress Energy's Management Change-in-Control Plan. If the Employer terminates Mr. Orser's employment for cause, he will be eligible to retain all benefits in which he has vested under existing benefit plans, but he shall not be entitled to any form of salary continuance or any form of severance benefits. He will also be entitled to any earned but unpaid salary. The agreement with Mr. Orser provides that if he terminates his employment voluntarily at any time, he shall retain all vested benefits but shall not be entitled to any form of salary continuance or any form of severance benefit. The agreement also provides that if, while Mr. Orser is between the ages of 55 and 60, his employment is terminated without cause, or constructively terminated or if he voluntarily terminates his employment, he will receive $153,912 (less applicable taxes) a year for life, less benefits payable under the Supplemental Retirement Plan and in lieu of any SERP benefit. Additionally, Mr. Orser will be eligible to retain all benefits in which he has vested under existing benefit plans.

Agreement with Mr. Scott

         Information concerning the employment agreement with Mr. Scott is set forth in Part III hereof under the heading "Executive Compensation-Florida Progress, Compensation of Executive Officers."

Agreement with Mr. Johnson

         Mr. Johnson's agreement provides that his target compensation under the MICP was 35% of base salary earnings and increased to 45% effective January 1, 2001. The agreement also provides that Mr. Johnson's target compensation under the PSSP of Progress Energy's 1997 Equity Incentive Plan was 50% of his base salary, but increased to 100% effective January 1, 2001. The agreement with Mr. Johnson also notes Mr. Johnson will be awarded 7 years of deemed service for purposes of the SERP. Three of those years will also be deemed service on the Senior Management Committee.

         The agreement with Mr. Johnson provides that upon termination of employment without cause or constructive termination of employment, he will be provided with his base salary at the current rate for the remainder of the term of the agreement and will be eligible to retain all benefits in which he has vested under existing benefit plans. Additionally, the Employer will reimburse him for certain health benefits for up to 18 months after the termination of his employment. The agreement provides that a constructive termination will be deemed to occur if (i) there is a change in the form of ownership of Progress Energy or the Employer and (ii) Mr. Johnson is offered a new position with a material change in authority, duty, wages or benefits, or Mr. Johnson is asked to relocate more than 50 miles. If Mr. Johnson's employment is constructively terminated, he will be entitled to the greater of the benefits described above or the benefits, if any, to which he is entitled under Progress Energy's Management Change-in-Control Plan. If the Employer terminates Mr. Johnson's employment for cause, he will be eligible to retain all benefits in which he has vested under existing benefit plans, but he shall not be entitled to any form of salary continuance or any form of severance benefits. He will also be entitled to any earned but unpaid salary. The agreement with Mr. Johnson provides that if he terminates his employment voluntarily at any time, he shall retain all vested benefits but shall not be entitled to any form of salary continuance or any form of severance benefit.

Agreement with Mr. Day

         Mr. Day's agreement provides that his target compensation under the MICP was 35% of base salary earnings and increased to 45% effective January 1, 2001. The agreement also provides that Mr. Day's target compensation under the PSSP of Progress Energy's 1997 Equity Incentive Plan was 50% of his base salary, but increased to 100% effective January 1, 2001.

         The agreement with Mr. Day provides that upon termination of employment without cause or constructive termination of employment, he will be provided with his base salary at the current rate for the remainder of the term of the agreement and will be eligible to retain all benefits in which he has vested under existing benefit plans. Additionally, the Employer will reimburse him for certain health benefits for up to 18 months after the termination of his employment. The agreement provides that a constructive termination will be deemed to occur if (i) there is a change in the form of ownership of Progress Energy or the Employer and (ii) Mr. Day is offered a new position with a material change in authority, duty, wages or benefits, or Mr. Day is asked to relocate more than 50 miles. If Mr. Day's employment is constructively terminated, he will be entitled to the greater of the benefits described above or the benefits, if any, to which he is entitled under Progress Energy's Management Change-in-Control Plan. If the Company terminates Mr. Day's employment for cause, he will be eligible to retain all benefits in which he has vested under existing benefit plans, but he shall not be entitled to any form of salary continuance or any form of severance benefits. He will also be entitled to any earned but unpaid salary. The agreement with Mr. Day provides that if he terminates his employment voluntarily at any time, he shall retain all vested benefits but shall not be entitled to any form of salary continuance or any form of severance benefit.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                FLORIDA PROGRESS

Security Ownership of Certain Beneficial Owners

All of Florida Progress' common stock is held beneficially and of record by Progress Energy, Inc. None of Florida Progress' directors or executive officers owns any shares of Florida Progress' common stock.

Security Ownership of Management

                      The following table describes the beneficial ownership of the Common Stock of Progress Energy, Inc. and ownership of Progress Energy, Inc. Common Stock units as of December 31, 2000, of (i) all current Directors and nominees for Director of Florida Progress, (ii) each executive officer of Florida Progress named in the Summary Compensation Table presented on page 68 of this document and (iii) all Directors and executive officers of Florida Progress as a group. A unit of Common Stock does not represent an equity interest in Progress Energy, Inc. and possesses no voting rights, but is equal in value at all times to a share of Common Stock. As of December 31, 2000, none of the individuals or group in the above categories owned one percent (1%) or more of Progress Energy, Inc.'s voting securities.

--------------------------------------------------------------------------------------------------------------------------------
                                                                          NUMBER OF SHARES OF COMMON STOCK
                                                           BENEFICIALLY OWNED(1) AND UNITS REPRESENTING SHARES OF COMMON
                       NAME                                                       STOCK(2,3,4,5,6,7)
--------------------------------------------------------------------------------------------------------------------------------
Edwin B. Borden                                                      5,042                     Common Stock
                                                                    22,333(2)                  Units
David L. Burner                                                          0                     Common Stock
                                                                     2,689(3)                  Units
William Cavanaugh III                                              219,989(8)                  Common Stock
                                                                   144,116(4,5,6,7)            Units
Charles W. Coker                                                     4,448(9)                  Common Stock
                                                                    26,785(2)                  Units
Richard L. Daugherty                                                   947                     Common Stock
                                                                    15,020(2)                  Units
W. D. Frederick, Jr.                                                 1,000                     Common Stock
                                                                        74(3)                  Units
H. William Habermeyer, Jr.                                          22,773                     Common Stock
                                                                     2,701(5,6)                Units
Tom D. Kilgore                                                      31,381                     Common Stock
                                                                    14,996(5,6,7)              Units
Richard Korpan                                                       1,000                     Common Stock
                                                                         0                     Units
Estell C. Lee                                                        4,484(10)                 Common Stock
                                                                    21,952(2)                  Units
William O. McCoy                                                     1,000                     Common Stock
                                                                     7,461(2)                  Units
Robert B. McGehee                                                   36,179(11)                 Common Stock
                                                                    16,167(5,6,7)              Units
E. Marie McKee                                                         600                     Common Stock
                                                                     2,869(3)                  Units
John H. Mullin, III                                                  1,000                     Common Stock
                                                                     3,525(2)                  Units
Richard A. Nunis                                                     2,000                     Common Stock
                                                                         0                     Units
Peter M. Scott III                                                  32,802                     Common Stock
                                                                     5,329(5,6)                Units
J. Tylee Wilson                                                      5,000                     Common Stock
                                                                     6,518(2)                  Units
Jean Giles Wittner                                                   1,000                     Common Stock
                                                                         0                     Units


Shares of Progress Energy Common Stock beneficially
owned by all directors and executive officers of
Florida Progress as a group (20 persons)                           400,519                      Common Stock


-----------

         (1)Unless otherwise noted, all shares of Common Stock set forth in the table are beneficially owned, directly or indirectly, with sole voting and investment power, by such shareholder.

         (2)Consists of units representing Common Stock of Progress Energy under the Directors' Deferred Compensation Plan and the Non-Employee Director Stock Unit Plan (see "Compensation of Directors" on page 63).

         (3)Consists of units representing Common Stock of Progress Energy under the Directors' Deferred Compensation Plan.

         (4)Consists of performance units under the Progress Energy Long-Term Compensation Program.

         (5)Consists of performance shares awarded under the Performance Share Sub-Plan of the Progress Energy 1997 Equity Incentive Plan (see "Long-Term Incentive Plan Awards Table" on page 72 and footnote 1 thereunder for performance shares awarded in 2000).

         (6)Consists of phantom stock units to replace the value of Progress Energy contributions to the Stock Purchase-Savings Plan that would have been made but for the deferral of salary under the Progress Energy Management Deferred Compensation Plan and contribution limitations under Section 415 of the Internal Revenue Code of 1986, as amended (see "Summary Compensation Table" on page 68 and footnote 5 thereunder).

         (7)Consists of performance units recorded to reflect awards deferred under the Progress Energy Management Incentive Compensation Plan.

         (8)Includes 200,000 shares of Progress Energy Restricted Stock and 7,823 shares with shared voting and investment power owned by members of immediate family to which beneficial ownership has not been disclaimed.

         (9)Includes 4,248 shares with shared voting and investment power owned by members of immediate family to which beneficial ownership has not been disclaimed.

         (10)Includes 160 shares with shared voting and investment power owned by members of immediate family to which beneficial ownership has not been disclaimed.

         (11)Includes 33,200 shares of Progress Energy Restricted Stock.

                                  FLORIDA POWER

Security Ownership of Certain Beneficial Owners

All of Florida Power's common stock is held beneficially and of record by Florida Progress. None of Florida Power's directors or executive officers owns any shares of Florida Power's common or preferred stock.

Security Ownership of Management
--------------------------------

                      MANAGEMENT OWNERSHIP OF COMMON STOCK

                      The following table describes the beneficial ownership of the Common Stock of Progress Energy, Inc. and ownership of Progress Energy, Inc. Common Stock units as of December 31, 2000, of (i) all Florida Power Directors, (ii) each executive officer of Florida Power named in the Summary Compensation Table presented on page 84 of this document and (iii) all Directors and executive officers of Florida Power as a group. A unit of Common Stock does not represent an equity interest in Progress Energy, Inc. and possesses no voting rights, but is equal in value at all times to a share of Common Stock. As of December 31, 2000, none of the individuals or group in the above categories owned one percent (1%) or more of Progress Energy, Inc.'s voting securities.

---------------------------------------------------------------------------------------------------------------------------
                                                                        NUMBER OF SHARES OF COMMON STOCK
                                                         BENEFICIALLY OWNED(1) AND UNITS REPRESENTING SHARES OF COMMON
                       NAME                                                      STOCK(2,3,4,5,6)
---------------------------------------------------------------------------------------------------------------------------
William Cavanaugh III                                                    219,989(6)            Common Stock
                                                                         144,116(2,3,4,5)      Units
Fred N. Day IV                                                            23,447               Common Stock
                                                                          11,453(3,4,5)        Units
H. William Habermeyer, Jr.                                                22,773               Common Stock
                                                                           2,702(3,4)          Units
William D. Johnson                                                        27,157               Common Stock
                                                                          10,198(3,4,5)        Units
Peter M. Scott III                                                        32,802               Common Stock
                                                                           5,329(3,4)          Units
William S. Orser                                                          51,615(7)            Common Stock
                                                                          33,171(2,3,4)        Units

Shares of Progress Energy Common Stock beneficially owned by all directors and executive officers of Florida Power
as a group (10 persons)                                                  449,057               Common Stock

-----------

         (1)Unless otherwise noted, all shares of Common Stock set forth in the table are beneficially owned, directly or indirectly, with sole voting and investment power, by such shareholder.

         (2)Consists of performance units under the Progress Energy Long-Term Compensation Program.

         (3)Consists of performance shares awarded under the Performance Share Sub-Plan of the 1997 Progress Energy Equity Incentive Plan (see "Long-Term Incentive Plan Awards Table" on page 87 and footnote 1 thereunder for performance shares awarded in 2000).

         (4)Consists of phantom stock units to replace the value of Progress Energy's contributions to the Stock Purchase-Savings Plan that would have been made but for the deferral of salary under the Management Deferred Compensation Plan and contribution limitations under Section 415 of the Internal

Revenue Code of 1986, as amended (see "Summary Compensation Table" on page 84 and footnote 5 thereunder).

         (5)Consists of performance units recorded to reflect awards deferred under the Progress Energy Management Incentive Compensation Plan.

         (6)Includes 200,000 shares of Progress Energy Restricted Stock and 7,823 shares with shared voting and investment power owned by members of immediate family to which beneficial ownership has not been disclaimed.

         (7)Includes 45,000 shares of Restricted Stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                      On November 30, 2000, CP&L Energy, Inc., a North Carolina corporation, acquired all of the outstanding common stock of Florida Progress Corporation, a Florida corporation, in accordance with the Amended and Restated Plan of Exchange, including the related Plan of Share Exchange, dated as of August 22, 1999, as amended and restated as of March 3, 2000, among CP&L Energy (renamed Progress Energy, Inc. effective December 4, 2000), Florida Progress and Carolina Power & Light Company, a North Carolina corporation.

         Mr. Korpan, a nominee to the Company's Board of Directors, and formerly an officer and director of Florida Progress had interests in the share exchange that were different from and in addition to his rights as a Florida Progress shareholder. He received the following consideration as a result of those interests: $11,551,588 representing payouts under the change-in-control provisions of the Long-Term Incentive Plan; $4,182,000 representing severance payments; and 79,033 Progress Energy Contingent Value Obligations (CVOs). (Each contingent value obligation represents the right to receive contingent payments based upon the net after-tax cash flow to Progress Energy generated by certain synthetic fuel plants.) Mr. Korpan is also entitled to receive continuation of welfare benefits comparable to those in place before the transaction for 36 months following termination, with lifetime access to medical insurance at his expense thereafter; and reimbursement for reasonable legal fees and disbursements related to the taxation of payments made to the individual, not to exceed $15,000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K FOR FLORIDA PROGRESS AND FLORIDA POWER

        (a) 1. Financial Statements, notes to Financial Statements and report thereon KPMG LLP are found in Item 8 "Financial Statements and Supplementary Data" herein.

              2. The following Financial Statement Schedules are included herein:

                                Florida Progress

                      II-Valuation and Qualifying Accounts
                        for the years ended December 31, 2000, 1999 and 1998

                                  Florida Power

                      II-Valuation and Qualifying Accounts
                        for the years ended December 31, 2000, 1999 and 1998

                  All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

              3.  Exhibits filed herewith:

                                                                                        Florida           Florida
              Number                    Exhibit                                         Progress          Power
              ------                    -------                                         --------          -----

              *2             Amended and Restated Agreement and Plan of                     X
                             Exchange by and among Carolina Power and Light
                             Company, Florida Progress Corporation and CP&L
                             Energy, Inc., dated as of August 22, 1999, amended
                             and restated as of March 3, 2000.  (Filed as Annex A
                             to the Florida Progress preliminary proxy statement
                             on Schedule 14 A, as filed with the SEC on March 6,
                             2000).

              *3. (a)        Amended Articles of Incorporation, as                                           X
                             amended, of Florida Power. (Filed as
                             Exhibit 3(a) to the Florida Power Form
                             10-K for the year ended December 31, 1991,
                             as filed with the SEC (File No. 1-3274)
                             on March 30, 1992.)

              *3. (b)        Restated Articles of Incorporation, as                         X
                             amended, of Florida Progress. (Filed as
                             Exhibit 3(a) to Florida Progress' Form
                             10-K for the year ended December 31,1991,
                             as filed with the SEC on March 30, 1992.)

              *3. (c)        Bylaws of Florida Power, as amended to date.                                    X
                             (Filed as Exhibit 3.(b) to the Florida Power Form
                             10-K for the year ended December 31, 1995, as filed
                             with the SEC on March 20, 1996.)


              *3. (d)        Bylaws of Florida Progress, as amended March 3, 2000           X
                             (Filed as Exhibit 3.(a) to the Florida Progress
                             Form 10-K for the year ended December 31, 1999,
                             as filed with the SEC on March 30, 2000.)

              *3. (e)        Bylaws of Florida Progress as amended July 10,
                             2000, X (Filed as Exhibit 3 to the Florida Progress
                             Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 11, 2000.)

              *4. (a)        Indenture, dated as of January 1, 1944 (the                    X                X
                             "Indenture"), between Florida Power and Guaranty
                             Trust Company of New York and The Florida National
                             Bank of Jacksonville, as Trustees. (Filed as
                             Exhibit B-18 to Florida Power's Registration
                             Statement on Form A-2 (No. 2-5293) filed with the
                             SEC on January 24, 1944.)

              *4. (b)        Twenty-Ninth Supplemental Indenture, dated as                  X                X
                             of September 1, 1982, between Florida Power
                             and Morgan Guaranty Trust Company of New York
                             and Florida National Bank, as Trustees, with
                             reference to the modification and amendment
                             of the Indenture.  (Filed as Exhibit 4(c) to
                             Florida Power's Registration Statement on
                             Form S-3 (No. 2-79832) filed with the SEC on
                             September 17, 1982.)

              *4. (c)        Seventh Supplemental Indenture, dated as of                    X                X
                             July 1, 1956, between Florida Power and
                             Guaranty Trust Company of New York and The
                             Florida National Bank of Jacksonville, as
                             Trustees, with reference to the modification
                             and amendment of the Indenture.  (Filed as
                             Exhibit 4(b) to Florida Power's Registration
                             Statement on Form S-3 (No. 33-16788) filed
                             with the SEC on September 27, 1991.)

              *4. (d)        Eighth Supplemental Indenture, dated as of                     X                X
                             July 1, 1958, between Florida Power and
                             Guaranty Trust Company of New York and The
                             Florida National Bank of Jacksonville, as
                             Trustees, with reference to the modification
                             and amendment of the Indenture.  (Filed as
                             Exhibit 4(c) to Florida Power's Registration
                             Statement on Form S-3 (No. 33-16788) filed
                             with the SEC on September 27, 1991.)

              *4. (e)        Sixteenth Supplemental Indenture, dated as of                  X                X
                             February 1, 1970, between Florida Power and
                             Morgan Guaranty Trust Company of New York and
                             The Florida National Bank of Jacksonville, as
                             Trustees, with reference to the modification
                             and amendment of the Indenture.  (Filed as
                             Exhibit 4(d) to Florida Power's Registration

                             Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991.)

              *4. (f)        Rights Agreement, dated as of November 21,                     X
                             1991, between Florida Progress and
                             Manufacturers Hanover Trust Company,
                             including as Exhibit A the form of Rights
                             Certificate. (Filed as Exhibit 4(a) to
                             Florida Progress' Form 8-K dated November
                             21, 1991, as filed with the SEC on November 27, 1991.)

              *4. (g)        Thirty-Eighth Supplemental Indenture dated as                   X               X
                             of July 25, 1994, between Florida Power and
                             First Chicago Trust Company of New York, as
                             successor Trustee, Morgan Guaranty Trust
                             Company of New York, as resigning Trustee,
                             and First Union National Bank of Florida, as
                             resigning Co-Trustee, with reference to
                             confirmation of First Chicago Trust Company of New
                             York as successor Trustee under the Indenture.
                             (Filed as exhibit 4(f) to Florida Power's
                             Registration Statement on Form S-3 (No. 33-55273)
                             as filed with the SEC on August 29, 1994.)

              *4. (h)        Amendment to Shareholder Rights                                X
                             Agreement dated February 20, 1997,
                             between Florida Progress and The First
                             National Bank of Boston.  (Filed as Exhibit
                             4(a) to the Florida Progress Form 10-K
                             for the year ended December 31, 1996,
                             as filed with the SEC on March 27, 1997.)

              *4. (i)        Form of Certificate representing shares of                     X
                             Florida Progress Common Stock.  (Filed as
                             Exhibit 4(b) to the Florida Progress Form
                             10-K for the year ended December 31, 1996,
                             as filed with the SEC on March 27, 1997.)

              *4. (j)        Second Amendment to Shareholder Rights Agreement               X
                             dated as of August 22, 1999, between Florida Progress
                             and BankBoston, N.A. (Filed as Exhibit 4 to the
                             combined Florida Progress and Florida Power Form 8-K
                             dated August 22, 1999.)

              *10. (a)       Second Amended and Restated Guaranty and                       X
                             Support Agreement dated as of August 7, 1996.
                             (Filed as Exhibit 4 to Florida Progress' Form
                             10-Q for the quarter ended June 30, 1996).

              +*10. (b)(1)   Florida Progress Corporation Long-Term                         X                X
                             Incentive Plan, approved by Florida Progress'
                             Shareholders on April 19, 1990. (Filed as
                             Exhibit 10(d) to Florida Progress' Form 10-Q
                             for the quarter ended March 31, 1990, as
                             filed with the SEC on May 14, 1990).


              +*10. (b)(2)   Stock Plan for Non-Employee Directors of                       X                X
                             Florida Progress Corporation and Subsidiaries.
                             (Filed as Exhibit 4.(k) to the Florida Progress
                             Registration Statement on Form S-8 (No. 333-
                             02619) as filed with the SEC on April 18, 1996.)

              +*10. (b)(3)   Executive Optional Deferred Compensation                       X                X
                             Plan.  (Filed as Exhibit 10.(c) to the
                             Florida Progress Form 10-K for the year
                             ended December 31, 1996 as filed with the
                             SEC on March 27, 1997.)

              +*10. (b)(4)   Agreement between Florida Progress and                         X
                             Kenneth E. Armstrong dated as of January
                             30, 1998 regarding change in control.
                             (Filed as Exhibit 10(b) to the
                             Florida Progress Form 10-K for the year
                             ended December 31, 1997, as filed with
                             the SEC on March 18, 1998.)

              +*10. (b)(5)   Agreement between Florida Progress and                         X
                             Jeffrey R. Heinicka dated as of January
                             30, 1998 regarding change in control.
                             (Filed as Exhibit 10(d) to the
                             Florida Progress Form 10-K for the year
                             ended December 31, 1997, as filed with
                             the SEC on March 18, 1998.)

              +*10. (b)(6)   Agreement between Florida Progress and                         X
                             Richard D. Keller dated as of January 30, 1998
                             regarding change in control  (Filed as Exhibit 10(e)
                             to the Florida Progress Form 10-K for the year
                             ended December 31, 1997, as filed with
                             the SEC on March 18, 1998.)

              +*10. (b)(7)   Agreement between Florida Progress and                         X
                             Richard Korpan dated as of January 30,
                             1998, regarding change in control. (Filed as Exhibit
                             10.(f) to the Florida Progress Form 10-K for the year
                             ended December 31, 1997 as filed with the SEC on
                             March 18. 1998.)

              +*10. (b)(8)   Agreement between Florida Progress and                         X
                             Joseph Richardson dated as of January 30,
                             1998, regarding change in control. (Filed as Exhibit
                             10.(g) to the Florida Progress Form 10-K for the year
                             ended December 31, 1997, as filed with the SEC on
                             March 18. 1998.)

              +*10. (b)(9)   Employment Agreement between Florida Progress and              X
                             Richard Korpan dated March 1, 1998.  (Field as Exhibit
                             10(h) to the Florida Progress Form 10-K for the year
                             ended December 31, 1997, as filed with the SEC on
                             March 18, 1998.)


              +*10.(b)(10)   Phantom Stock Plan for the benefit of                          X
                             Non-Employee Directors of Florida Progress
                             Corporation. (Filed as Exhibit 10.(a) to the
                             Florida Progress Form 10-K for the year ended
                             December 31, 1998, as filed with the SEC on March
                             19, 1999.)

              +*10. (b)(11)  Agreement between Florida Progress and                         X
                             William G. Kelley dated as of January 30,
                             1998, regarding change in control. (Filed as Exhibit
                             10.(b) to the Florida Progress Form 10-K for the year
                             ended December 31, 1998, as filed with the SEC on
                             March 19. 1999.)

              +*10.(b)(12)   Management Incentive Compensation Plan                         X                X
                             of Florida Progress Corporation, as amended
                             December 14, 1999. (Filed as Exhibit 10.(a) to the
                             Florida Progress Form 10-K for the year ended
                             December 31, 1999, as filed with the SEC on
                             March 30, 2000.)

              +*10.(b)(13)   Agreement between Florida Progress and                         X
                             Richard Korpan dated as of January 30,
                             1998 regarding change in control, as amended
                             August 19, 1999. (Filed as Exhibit 10.(b) to the
                             Florida Progress Form 10-K for the year ended
                             December 31, 1999, as filed with the SEC on
                             March 30, 2000.)

              +*10.(b)(14)   Agreement between Florida Progress and                         X
                             Joseph H. Richardson dated as of January
                             30, 1998 regarding change in control, as amended
                             August 19, 1999. (Filed as Exhibit 10.(c) to the
                             Florida Progress Form 10-K for the year ended
                             December 31, 1999, as filed with the SEC on
                             March 30, 2000.)

              +*10. (b)(15)  Employment Agreement between Florida Progress                   X
                             and Richard Korpan dated as of March 1,
                             1998, as amended August 19, 1999. (Filed as
                             Exhibit 10.(d) to the Florida Progress Form 10-K
                             for the year ended December 31, 1999, as filed with
                             the SEC on March 30, 2000.)

              +*10. (b)(16)  Florida Progress Supplemental Executive                        X                X
                             Retirement Plan, as amended and restated
                             effective February 20, 1997. (Filed as Exhibit 10.(e)
                             to the Florida Progress Form 10-K for the year ended
                             December 31, 1999, as filed with the SEC on
                             March 30, 2000.)

              -+*10.(b)(17)  Resolutions of the Board of Directors of Carolina              X
                             Power & Light Company dated May 8, 1991, amending
                             the Directors Deferred Compensation Plan (filed as
                             Exhibit 10(b), File No. 33-48607).

              -+*10.(b)(18)  1997 Equity Incentive Plan, approved by shareholders           X                X
                             of Carolina Power & Light Company on May 7, 1997,
                             effective as of January 1, 1997 (filed as Appendix A
                             to Carolina Power & Light Company's 1997 Proxy
                             Statement, File No. 1-3382).


              -+*10.(b)(19)  Carolina Power & Light Company Restricted Stock                X                X
                             Agreement, as approved January 7, 1998, pursuant
                             to Carolina Power & Light Company's
                             1997 Equity Incentive Plan (filed as Exhibit No. 10
                             to Carolina Power & Light Company's Quarterly
                             Report on Form 10-Q for the quarterly period ended
                             March 31, 1998, File No. 1-3382.)

              -+*10.(b)(20)  Carolina Power & Light Company Restoration                     X                X
                             Retirement Plan, as amended January 1, 1999
                             (filed as Exhibit No. 10b(20) to Carolina Power
                             & Light Company's Annual Report on
                             Form 10-K for the fiscal year ended
                             December 31, 1998, File No. 1-3382).

              -+*10.(b)(21)  Performance Share Sub-Plan of the Carolina                     X                X
                             Power & Light Company 1997 Equity
                             Incentive Plan, as Revised and Restated
                             March 17, 1999 (filed as Exhibit 10b(21)
                             to Carolina Power & Light Company's Annual
                             Report on Form 10-K for the fiscal year ended
                             December 31, 1999, File No. 1-3382).

              -+*10.(b)(22)  Amended Management Incentive Compensation                      X                X
                             Plan of Carolina Power & Light Company,
                             as amended January 1, 2000 (filed as
                             Exhibit 10b(22) to Carolina Power & Light
                             Company's Annual Report on Form 10-K for the
                             fiscal year ended December 31, 1999, File No. 1-3382).

              -+*10.(b)(23)  Carolina Power & Light Company Management                      X                X
                             Deferred Compensation Plan, adopted as of
                             January 1, 2000, (filed as Exhibit 4 to Carolina
                             Power & Light Company's Form S-8 dated
                             October 25, 1999, File No. 333-89685).

              -+*10.(b)(24)  Amended and Restated Supplemental Senior                       X                X
                             Executive Retirement Plan of Carolina
                             Power & Light Company, effective January 1,
                             1984, as last amended March 15, 2000 (filed as
                             Exhibit 10b(24) to Carolina Power & Light Company's
                             Annual Report on Form 10-K for the fiscal year
                             ended December 31, 1999, File No. 1-3382).

              +*10.(b)(25)   Employment Agreement dated August 1, 2000                      X
                             between CP&L Service Company LLC and William
                             Cavanaugh III (filed as Exhibit 10(i) to Quarterly
                             Report on Form 10-Q for the quarterly period ended
                             September 30, 2000, File No. 1-15929 and No. 1-3382)

              +*10.(b)(26)   Employment Agreement dated August 1, 2000                                       X
                             between Carolina Power & Light Company and
                             William S. "Skip" Orser (filed as Exhibit 10(ii) to
                             Quarterly Report on Form 10-Q for the quarterly
                             period ended September 30, 2000, File No. 1-15929
                             and No. 1-3382).

              *+10.(b)(27)   Employment Agreement dated August 1, 2000                      X
                             between Carolina Power & Light Company
                             and Tom Kilgore (filed as Exhibit 10(iii) to
                             Quarterly Report on Form 10-Q for the quarterly
                             period ended September 30, 2000, File No. 1-15929
                             and No. 1-3382.

              +*10.(b)(28)   Employment Agreement dated August 1, 2000                      X
                             between CP&L Service Company LLC and Robert
                             McGehee (filed as Exhibit 10(iv) to Quarterly Report
                             on Form 10-Q for the quarterly period ended
                             September 30, 2000, File No. 1-15929 and No. 1-3382).

              +*10.(b)(29)   Form of Employment Agreement dated August 1, 2000              X                X
                             (i) between Carolina Power & Light Company
                             and Don K. Davis; and (ii) between CP&L Service
                             Company LLC and Peter M. Scott III; and
                             (iii) between CP&L Service Company LLC and
                             William D. Johnson (filed as Exhibit 10(v) to
                             Quarterly Report on Form 10-Q for the quarterly
                             period ended September 30, 2000, File No. 1-15929
                             and No. 1-3382).

              +*10.(b)(30)   Form of Employment Agreement dated August 1, 2000
                             between Carolina Power & Light Company and (i) Fred
                             Day IV, (ii) C.S. "Scotty" Hinnant and (iii) E.
                             Michael Williams (filed as Exhibit 10(vi) to
                             Quarterly Report on Form 10-Q for the quarterly
                             period ended September 30, 2000, File No. 1-15929
                             and No. 1-3382.)

              *+10.(b)(31)   Florida Power Corporation Management Incentive                 X
                             Compensation Plan, effective January 1, 2001
                             (filed as Exhibit 10b(25) to Annual Report on
                             Form 10-K for the year ended December 31, 2000,
                             File No. 1-15929 and No. 1-3382.)

              +10.(b)(32)    Employment Agreement dated November 30, 2000                   X                X
                             between Carolina Power & Light Company, Florida
                             Power Corporation and H. William Habermeyer.

              12             Statement of Computation of Ratios.                                             X

              16             Letter regarding change in certifying accountant.              X                X

              21             Subsidiaries of Florida Progress.                              X

              23. (a)        Consent of KPMG                                                X

              23. (b)        Consent of KPMG                                                                 X

              24             Powers of Attorney are included in the                         X                X
                             signature pages of this Form 10-K.


   X Exhibit is filed for that respective company.
   * Incorporated herein by reference as indicated.
   + Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.
   - Sponsorship of this management contract or compensation plan or arrangement was transferred by Carolina Power & Light Company to Progress Energy, Inc., effective August 1, 2000.

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

Florida Progress will furnish to its security holders any exhibit to this Form 10-K upon written request at a reasonable charge for copying and mailing. Written requests should be made to Mr. Thomas R. Sullivan, Treasurer, P.O. Box 1551, Raleigh, North Carolina 27602.

 (b)     Reports on Form 8-K

Form 8-K dated (date of earliest event reported) October 25, 2000, as filed with the SEC on October 25, 2000, reporting under Item 5 "Other Events" Florida Progress' and Florida Power's third quarter 2000 earnings.


Form 8-K dated (date of earliest event reported) November 15, 2000, as filed with the SEC on November 15, 2000, reporting under Item 5 "Other Events" Florida Progress reporting a quarterly dividend.


Form 8-K dated (date of earliest event reported) November 30, 2000, as filed with the SEC on December 8, 2000, reporting under Item 1 "Changes in Control of Registrant" the acquisition of Florida Progress by Progress Energy.

           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 FLORIDA PROGRESS CORPORATION
                                                 ----------------------------
Date: 3/28/01                                    (Registrant)
     --------------
                                                 By: /s/ Peter M. Scott III
                                                     ----------------------
                                                 Peter M.Scott III
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                                 By: /s/ Robert H. Bazemore, Jr.
                                                     ---------------------------
                                                 Robert H. Bazemore, Jr.
                                                 Vice President and Controller
                                                 (Chief Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                               Title                             Date
---------                               -----                             ----

/s/ William Cavanaugh III               Principal Executive              3/21/01
--------------------------              Officer and Director
(William Cavanaugh III,
Chairman, President and Chief
Executive Officer)


/s/ Peter M. Scott III                  Principal Financial              3/21/01
-----------------------                 Officer
(Peter M. Scott III, Executive
Vice President and Chief
Chief Financial Officer)


/s/ Edwin B. Borden                     Director                         3/21/01
--------------------
(Edwin B. Borden)


/s/ David L. Burner                     Director                         3/21/01
--------------------
(David L. Burner)


/s/ Charles W. Coker                    Director                         3/21/01
---------------------
(Charles W. Coker)


/s/ Richard L. Daugherty                Director                         3/21/01
-------------------------
(Richard L. Daugherty)

/s/ W.D. Frederick, Jr.                 Director                         3/21/01
------------------------
(W.D. Frederick, Jr.)


/s/ Richard Korpan                      Director                         3/21/01
-------------------
(Richard Korpan)


/s/ Estell C. Lee                       Director                         3/21/01
-----------------
(Estell C. Lee)


/s/ William O. McCoy                    Director                         3/21/01
---------------------
(William O. McCoy)


/s/ E. Marie McKee                      Director                         3/21/01
-------------------
(E. Marie McKee)


/s/ John H. Mullin, III                 Director                         3/21/01
------------------------
(John H. Mullin, III)


/s/ Richard A. Nunis                    Director                         3/21/01
---------------------
(Richard A. Nunis)


/s/ J. Tylee Wilson                     Director                         3/21/01
--------------------
(J. Tylee Wilson)


/s/ Jean Giles Wittner                  Director                         3/21/01
-----------------------
(Jean Giles Wittner)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 FLORIDA POWER CORPORATION
                                                 ----------------------------
Date: 3/28/01                                    (Registrant)
     --------------
                                                 By: /s/ Peter M. Scott III
                                                     ----------------------
                                                 Peter M.Scott III
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                                 By: /s/ Robert H. Bazemore, Jr.
                                                     ---------------------------
                                                 Robert H. Bazemore, Jr.
                                                 Controller
                                                 (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                               Title                             Date
---------                               -----                             ----

/s/ William Cavanaugh III               Principal Executive              3/21/01
--------------------------              Officer and Director
(William Cavanaugh III,
Chairman)


/s/ William H. Habermeyer, Jr.          Principal Executive              3/21/01
------------------------------          Officer and Director
(H. William Habermeyer, Jr.,
President and Chief Executive
Officer)


/s/ Peter M. Scott III                  Principal Financial              3/21/01
-----------------------                 Officer and Director
(Peter M. Scott, Executive
Vice President and Chief
Chief Financial Officer)


/s/ Robert B. McGehee                   Director                         3/21/01
----------------------
(Robert B. McGehee)


/s/ William D. Johnson                  Director                         3/21/01
----------------------
(William D. Johnson)


/s/ William H. Habermeyer, Jr.          Director                         3/21/01
------------------------------
(William H. Habermeyer, Jr.)


/s/ William S. Orser                    Director                         3/21/01
---------------------
(William S. Orser)

                                   Schedule II

                          FLORIDA PROGRESS CORPORATION
                        Valuation and Qualifying Accounts
              For the Years Ended December 31, 2000, 1999, and 1998
                                  (In millions)


                                                        Balance at    Additions                                Balance at
                                                        Beginning     Charged to                    Other         End of
                     Description                        of Period      Expense      Deductions    Add (Ded)       Period
------------------------------------------------------ ------------- ------------- ------------- ------------ ---------------

FOR THE YEAR ENDED DECEMBER 31, 2000

  Nuclear refueling outage reserve                         $  0.5       $   10.6       $   0.3        $     -         $ 10.8
                                                        ==========     ==========    ==========    ===========     =========

  Allowance for doubtful accounts                          $  5.8       $   25.1       $   4.5        $  (0.2)        $ 26.2
                                                        ==========     ==========    ==========    ===========     =========

FOR THE YEAR ENDED DECEMBER 31, 1999

  Nuclear refueling outage reserve                         $ 19.9       $    1.4       $  20.8        $     -         $  0.5
                                                        ==========     ==========    ==========    ===========     =========

  Allowance for doubtful accounts                          $  5.0       $    4.5       $   3.6        $  (0.1)        $  5.8
                                                        ==========     ==========    ==========    ===========     =========

FOR THE YEAR ENDED DECEMBER 31, 1998

  Nuclear refueling outage reserve                         $ 22.2       $      -       $   2.3        $     -         $ 19.9
                                                        ==========     ==========    ==========    ===========     =========

  Allowance for doubtful accounts                          $  4.0       $    4.0       $   3.3        $   0.3         $  5.0
                                                        ==========     ==========    ==========    ===========     =========

                                   Schedule II

                            FLORIDA POWER CORPORATION
                        Valuation and Qualifying Accounts
              For the Years Ended December 31, 2000, 1999, and 1998
                                  (In millions)


                                                        Balance at      Additions                                     Balance at
                                                        Beginning      Charged to      Deductions        Other          End of
                   Description                          Of Period        Expense       (See Note)      Add (Ded)        Period
--------------------------------------------------- ----------------- -------------- --------------- --------------- -------------

FOR THE YEAR ENDED DECEMBER 31, 2000

 1999 Nuclear Refueling Outage Reserve (#11)              $ (0.3)         $    -          $ 0.3          $   -        $    -

 2001 Nuclear Refueling Outage Reserve (#12)                 0.8            10.6           (0.6)             -          10.8
                                                      ---------------------------------------------------------------------------


                                                          $   .5          $ 10.6          $(0.3)         $   -        $ 10.8
                                                      ===========================================================================

                                                          $  4.0          $  4.3          $ 3.2          $  .1        $  5.2
Allowance for doubtful accounts
                                                      ---------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 1999

 1999 Nuclear Refueling Outage Reserve (#11)              $ 19.9          $  0.6          $20.8          $   -        $ (0.3)
 2001 Nuclear Refueling Outage Reserve (#12)                   -             0.8              -              -           0.8
                                                      ---------------------------------------------------------------------------

                                                          $ 19.9          $  1.4          $20.8          $   -        $  0.5
                                                      ===========================================================================

Allowance for doubtful accounts                            $ 3.8          $  3.2          $ 2.9          $ (.1)       $  4.0
                                                      ---------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 1998

 1999 Nuclear Refueling Outage Revenue (#11)              $ 22.2          $    -          $ 2.3          $   -        $ 19.9
                                                      ---------------------------------------------------------------------------

                                                          $ 22.2          $    -          $ 2.3          $   -        $ 19.9
                                                      ===========================================================================

Allowance for doubtful accounts                           $ 3.2           $  3.6          $ 3.3          $ .3         $  3.8
                                                      ---------------------------------------------------------------------------


Note: Deductions are payments of actual expenditures related to the outage.