Form 10-Q
period 2001-06-30
FLORIDA PROGRESS CORP
filed 2001-08-10
CIK 357261

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

                                       OR

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to ____________.



    Commission           Exact name of registrants as specified in their charters, state of           I.R.S. Employer
    File Number      incorporation, address of principal executive offices, and telephone number   Identification Number

      1-8349                                Florida Progress Corporation                                 59-2147112
                                                A Florida Corporation
                                             410 South Wilmington Street
                                            Raleigh, North Carolina 27601
                                              Telephone (919) 546-6111

      1-3274                                  Florida Power Corporation                                  59-0247770
                                                A Florida Corporation
                                                 One Progress Plaza
                                            St. Petersburg, Florida 33701
                                              Telephone (727) 820-5151


                                      NONE
                                      -----
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days. Yes X . No   .
                                                       ---    ---

     This combined Form 10-Q is filed separately by two registrants: Florida Progress Corporation and Florida Power Corporation. Information contained herein relating to either individual registrant is filed by such registrant solely on its own behalf.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 2001, each registrant had the following shares of common stock outstanding


        Registrant                                Description                                    Shares
        ----------                                -----------                                    ------
Florida Progress Corporation             Common Stock, without par value               98,616,658 (all of which were
                                                                                       held by Progress Energy, Inc.)
Florida Power Corporation                Common Stock, without par value               100 (all of which were held by
                                                                                       Florida Progress Corporation)

           FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
                 FORM 10-Q - For the Quarter Ended June 30, 2001



Glossary of Terms


Safe Harbor For Forward-Looking Statements


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      Florida Progress Corporation
      ----------------------------

      Consolidated Statements of Income
      Consolidated Balance Sheets
      Consolidated Statements of Cash Flows

      Florida Power Corporation
      -------------------------

      Statements of Income
      Balance Sheets
      Statements of Cash Flows

Notes to Financial Statements
    Florida Progress Corporation and Florida Power Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3. Quantitative and Qualitative Disclosures About Market Risk


PART II. OTHER INFORMATION

Item 1. Legal Proceedings


Item 6. Exhibits and Reports on Form 8-K


Signatures

                                GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:


       TERM                                                   DEFINITION
       ----                                                   ----------
AST.......................................Advanced Separation Technologies
Btu.......................................British thermal units
CVO.......................................Contingent Value Obligation
Company or Florida Progress...............Florida Progress Corporation
CP&L......................................Carolina Power and Light Company
CP&L Energy...............................CP&L Energy, Inc.
CR3.......................................Florida Power's nuclear generating plant, Crystal River Unit No. 3
DOE.......................................United States Department of Energy
Electric Fuels............................Electric Fuels Corporation
EPA.......................................United States Environmental Protection Agency
Energy Ventures...........................Progress Energy Ventures, Inc.
FASB......................................Financial Accounting Standards Board
FDEP......................................Florida Department of Environmental Protection
FERC......................................Federal Energy Regulatory Commission
Florida Power or the utility..............Florida Power Corporation
Florida Progress or the Company...........Florida Progress Corporation
FPSC......................................Florida Public Service Commission
Funding Corp..............................Florida Progress Funding Corporation
IRS.......................................Internal Revenue Service
MEMCO.....................................MEMCO Barge Line, Inc.
MGP.......................................Manufactured Gas Plant
MW........................................megawatts
NEIL......................................Nuclear Electric Insurance Limited
NRC.......................................United States Nuclear Regulatory Commission
PLR.......................................Private Letter Ruling
Preferred Securities......................7.10% Cumulative Quarterly Income Preferred Securities, Series A, of
                                          FPC Capital I, fully and unconditionally guaranteed by Florida
                                          Progress
Preferred Stock...........................Florida Power Cumulative Preferred Stock, $100 par value
Progress Capital..........................Progress Capital Holdings, Inc.
Progress Energy...........................Progress Energy, Inc.
Progress Rail.............................Progress Rail Services Corporation
Progress Telecom..........................Progress Telecommunications Corporation
PRP.......................................potentially responsible party, as defined in CERCLA
PUHCA.....................................Public Utility Holding Company Act of 1935, as amended
QFs.......................................Qualifying facilities
RTO.......................................Regional Transmission Organization
SEC.......................................United States Securities and Exchange Commission
Section 29................................Section 29 of the Internal Revenue Service Code
SFAS......................................Statements of Financial Accounting Standards
the Trust.................................FPC Capital I

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

The matters discussed throughout this Form 10-Q that are not historical facts are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

In addition, forward-looking statements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, but not limited to, statements under the sub-heading "Other Matters" concerning synthetic fuel tax credits and regulatory developments.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission, the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Energy, the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935, as amended, the Florida Public Service Commission), particularly legislative and regulatory initiatives that may impact the speed and degree of the restructuring of the electricity industry and the results of negotiations related to the expiration of Florida Power's rate stipulation; the outcome of legal and administrative proceedings before our courts and principal regulators; risks associated with operating nuclear power facilities, availability of nuclear waste storage facilities, and nuclear decommissioning costs; changes in the economy of areas served by Florida Progress; the extent to which we are able to obtain adequate and timely rate recovery of costs, including potential stranded costs arising from the restructuring of the electricity industry; weather conditions and catastrophic weather-related damage; general industry trends, realization of cost savings related to synergies resulting from the acquisition by Progress Energy, increased competition from energy and gas suppliers, and market demand for energy; inflation and capital market conditions; the success of our direct and indirect subsidiaries; the extent to which we are able to use tax credits associated with the operations of the synthetic fuel facilities; and unanticipated changes in operating expenses and capital expenditures.

All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of the Company. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on the Company.

                          PART I. FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS
----------------------------


CONSOLIDATED STATEMENTS of INCOME
---------------------------------
Florida Progress Corporation                                           Three Months Ended                  Six Months Ended
                                                                            June 30,                           June 30,
(In thousands)                                                         2001           2000               2001            2000
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues
   Electric                                                        $  783,660      $  693,336       $ 1,594,133     $ 1,318,645
   Diversified businesses                                             349,988         349,649           684,426         643,274
------------------------------------------------------------------------------------------------------------------------------------

      Total Operating Revenues                                      1,133,648       1,042,985         2,278,559       1,961,919
------------------------------------------------------------------------------------------------------------------------------------

Operating Expenses
   Fuel used in electric generation                                   220,616         146,974           437,003         285,185
   Purchased power                                                    126,603         120,267           252,222         223,392
   Operations and maintenance                                         119,815         124,694           230,681         237,897
   Depreciation and amortization                                       94,646          92,162           246,714         177,823
   Taxes other than on income                                          57,076          52,770           117,185         105,903
   Diversified businesses                                             384,772         359,498           735,369         648,036
------------------------------------------------------------------------------------------------------------------------------------

        Total Operating Expenses                                    1,003,528         896,365         2,019,174       1,678,236
------------------------------------------------------------------------------------------------------------------------------------

Operating Income                                                      130,120         146,620           259,385         283,683
------------------------------------------------------------------------------------------------------------------------------------

Other Income (Expense)
   Interest income                                                        738             163               777             329
   Other, net                                                          (5,940)          1,360           (10,980)         (2,209)
------------------------------------------------------------------------------------------------------------------------------------

        Total Other Income (Expense)                                   (5,202)          1,523           (10,203)         (1,880)
------------------------------------------------------------------------------------------------------------------------------------

Income before Interest Charges and Income Taxes                       124,918         148,143           249,182         281,803
------------------------------------------------------------------------------------------------------------------------------------

Interest Charges
   Long-term debt                                                      36,896          41,764            77,556          80,461
   Other interest charges                                               9,342          11,688            19,204          23,316
   Allowance for borrowed funds used during
   construction                                                          (111)           (470)             (204)           (870)
------------------------------------------------------------------------------------------------------------------------------------

        Total Interest Charges, Net                                    46,127          52,982            96,556         102,907
------------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations before Income Taxes                  78,791          95,161           152,626         178,896
Income Taxes (Benefit)                                                (23,109)        (11,338)          (24,899)         (2,760)
------------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                                     101,900         106,499           177,525         181,656
Discontinued Operations (Note 3) :
   Income from discontinued operations (net of applicable
   income tax expense of $1,481 and $2,157 for the three
   months ended and $1,848 and $3,030 for the six months
   ended June 30, 2001 and 2000, respectively)                          2,319           3,488             2,682           4,786
------------------------------------------------------------------------------------------------------------------------------------

   Estimated loss on disposal of discontinued operations,
   including provision of  $5,468 for pre-tax operating
   income during phase-out period,
   (net of applicable income tax expense of $1,231)                   (14,408)                          (14,408)
------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                         $   89,811      $  109,987       $   165,799     $   186,442
====================================================================================================================================


See Notes to financial statements.


CONSOLIDATED BALANCE SHEETS
---------------------------
Florida Progress Corporation  (In thousands)                                        June 30,              December 31,
Assets                                                                                2001                   2000
----------------------------------------------------------------------------------------------------------------------
Utility Plant
  Electric utility plant in service                                                $ 7,057,058          $ 6,998,135
  Accumulated depreciation                                                          (3,850,786)          (3,701,975)
----------------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                                3,206,272            3,296,160
  Held for future use                                                                    8,274                8,274
  Construction work in progress                                                        179,703              124,988
  Nuclear fuel, net of amortization                                                     62,395               39,879
----------------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                                     3,456,644            3,469,301
----------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                             18,057               24,200
  Accounts receivable                                                                  492,639              482,270
  Accounts receivable-affiliates                                                        21,162                  507
  Taxes receivable                                                                          38               16,363
  Deferred income taxes                                                                      -               39,576
  Inventory                                                                            442,166              371,919
  Deferred fuel cost                                                                    86,212               90,434
  Prepayments                                                                           12,648               23,027
  Net assets of discontinued operations                                                 48,047               69,642
  Other current assets                                                                  26,322               25,251
----------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                         1,147,291            1,143,189
----------------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Income taxes recoverable through future rates                                         23,258               19,689
  Deferred purchased power contract termination costs                                  148,757              226,656
  Unamortized debt expense                                                              18,575               19,128
  Nuclear decommissioning trust funds                                                  404,279              400,719
  Diversified business property, net                                                   679,860              666,360
  Miscellaneous other property and investments                                         157,542              181,569
  Goodwill, net                                                                        129,323              113,152
  Other assets and deferred debits                                                     257,499              252,821
----------------------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                                       1,819,093            1,880,094
----------------------------------------------------------------------------------------------------------------------
         Total Assets                                                              $ 6,423,028          $ 6,492,584
======================================================================================================================
Capitalization and Liabilities
----------------------------------------------------------------------------------------------------------------------
Capitalization
----------------------------------------------------------------------------------------------------------------------
  Common stock                                                                     $ 1,352,346          $ 1,318,309
  Retained earnings                                                                    727,253              670,679
  Accumulated other comprehensive loss                                                  (1,707)              (1,407)
  Preferred stock of subsidiaries-not subject to mandatory redemption                   33,497               33,497
  Long-term debt, net                                                                2,221,153            2,276,416
----------------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                         4,332,542            4,297,494
----------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                                    209,550              190,466
  Accounts payable                                                                     303,580              352,606
  Accounts payable-affiliates                                                           35,597                   48
  Interest accrued                                                                      63,000               64,118
  Short-term obligations                                                               302,049              467,292
  Advances from parent                                                                 192,770               45,180
  Other current liabilities                                                            306,937              308,418
----------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                    1,413,483            1,428,128
----------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                                    313,766              302,029
  Accumulated deferred investment tax credits                                           58,273               62,160
  Other liabilities and deferred credits                                               304,964              402,773
----------------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                                   677,003              766,962
----------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 9)
----------------------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                                      $ 6,423,028          $ 6,492,584
======================================================================================================================

See Notes to financial statements.


CONSOLIDATED STATEMENTS of CASH FLOWS
-------------------------------------
Florida Progress Corporation                                                                    Six Months Ended
                                                                                                    June 30,
(In thousands)                                                                                2001            2000
-----------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                                 $ 165,799        $ 186,442
Adjustments to reconcile net income to net cash provided by operating activities:
      Income from discontinued operations                                                     (2,682)          (4,786)
      Estimated loss on disposal of discontinued operations                                   14,408                -
      Depreciation and amortization                                                          250,972          194,485
      Deferred income taxes and investment tax credits, net                                   22,518           (7,692)
      Deferred fuel cost (credit)                                                              4,222          (58,702)
      Changes in working capital, net of effects from sale or acquisition of business
         Net increase in accounts receivable                                                 (26,771)         (76,177)
         Net increase in inventories                                                         (84,989)         (50,189)
         Net (increase) decrease in prepaids and other current assets                          9,353          (22,819)
         Net decrease in accounts payable                                                     (8,211)         (22,363)
         Net increase in other current liabilities                                           178,280           20,533
      Other operating activities                                                             (37,789)          56,919
-----------------------------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                                              485,110          215,651
-----------------------------------------------------------------------------------------------------------------------
Investing Activities:
Property additions                                                                          (121,701)        (109,943)
Nuclear fuel additions                                                                       (33,058)               -
Proceeds from sale of asset                                                                    5,532                -
Other investing activities                                                                   (62,422)         (86,451)
-----------------------------------------------------------------------------------------------------------------------
      Net Cash Used in Investing Activities                                                 (211,649)        (196,394)
-----------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds from issuance of long-term debt                                                          87                -
Net increase (decrease) in short-term indebtedness                                          (165,243)          89,349
Retirement of long-term debt                                                                 (36,429)          (1,181)
Equity contribution from parent                                                               33,466                -
Dividends paid to parent                                                                    (109,224)               -
Dividends paid on common stock                                                                     -         (109,461)
Other financing activities                                                                    (2,244)           1,862
-----------------------------------------------------------------------------------------------------------------------
      Net Cash Provided Used in Financing Activities                                        (279,587)         (19,431)
-----------------------------------------------------------------------------------------------------------------------
Cash Provided by (Used in) Discontinued Operations                                               (17)              14
-----------------------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                                                     (6,143)            (160)
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of the Period                                          24,200            9,587
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                 $  18,057        $   9,427
=======================================================================================================================
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period - interest (net of amount capitalized)              $  97,659        $ 102,100
                                         income taxes (net of refunds)                     $ (86,670)       $  63,100

See Notes to financial statements.


STATEMENTS of INCOME
Florida Power Corporation                                            Three Months Ended                 Six Months Ended
                                                                          June 30,                          June 30,
(In thousands)                                                      2001            2000              2001            2000
------------------------------------------------------------------------------------------------------------------------------------

Operating Revenues
   Electric                                                         $ 783,660       $ 693,336       $ 1,594,133     $ 1,318,645
Operating Expenses
   Fuel used in electric generation                                   220,616         146,974           437,003         285,185
   Purchased power                                                    126,603         120,267           252,222         223,392
   Operation and maintenance                                          119,815         124,694           230,681         237,897
   Depreciation and amortization                                       94,646          92,161           246,714         177,824
   Taxes other than on income                                          57,076          52,770           117,185         105,903
------------------------------------------------------------------------------------------------------------------------------------

        Total Operating Expenses                                      618,756         536,866         1,283,805       1,030,201
------------------------------------------------------------------------------------------------------------------------------------

Operating Income                                                      164,904         156,470           310,328         288,444
------------------------------------------------------------------------------------------------------------------------------------

Other Income (Expense)
   Interest income                                                        739             163               777             329
   Other, net                                                          (3,187)           2,350           (4,941)          2,447
------------------------------------------------------------------------------------------------------------------------------------

        Total Other Income (Expense)                                   (2,448)           2,513          (4,164)           2,776
------------------------------------------------------------------------------------------------------------------------------------

Income before Interest Charges and Income Taxes                       162,456         158,983           306,164         291,220
------------------------------------------------------------------------------------------------------------------------------------

Interest Charges
   Long-term debt                                                      23,928          26,108            48,479          52,000
   Other interest charges                                               4,017           6,363             8,554          12,666
   Allowance for borrowed funds used during
   construction                                                          (111)           (470)             (204)           (871)
------------------------------------------------------------------------------------------------------------------------------------

        Total Interest Charges, Net                                    27,834          32,001            56,829          63,795
------------------------------------------------------------------------------------------------------------------------------------

Income before Income Taxes                                            134,622         126,982           249,335         227,425
Income Taxes                                                           49,933          47,122            92,662          83,785
------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                             84,689          79,860           156,673         143,640
Dividends on Preferred Stock                                              378             378               756             756
------------------------------------------------------------------------------------------------------------------------------------

Earnings for Common Stock                                           $  84,311       $  79,482       $   155,917     $   142,884
====================================================================================================================================


See Notes to financial statements.


BALANCE SHEETS
--------------
Florida Power Corporation  (In thousands)                                            June 30,          December 31,
Assets                                                                                 2001                2000
----------------------------------------------------------------------------------------------------------------------
Utility Plant
  Electric utility plant in service                                                $ 7,057,058          $ 6,998,135
  Accumulated depreciation                                                          (3,850,786)          (3,701,975)
----------------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                                3,206,272            3,296,160
  Held for future use                                                                    8,274                8,274
  Construction work in progress                                                        179,703              124,988
  Nuclear fuel, net of amortization                                                     62,395               39,879
----------------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                                     3,456,644            3,469,301
----------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                              7,625                3,380
  Accounts receivable                                                                  308,147              289,237
  Accounts receivable-affiliates                                                        18,111               38,729
  Advances to parent                                                                    20,801                    -
  Deferred income taxes                                                                      -               39,576
  Inventory                                                                            176,925              139,116
  Deferred fuel cost                                                                    86,212               90,434
  Prepayments                                                                            3,327                9,097
  Other current assets                                                                      79                    -
----------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                           621,227              609,569
----------------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Income taxes recoverable through future rates                                         23,258               19,689
  Deferred purchased power contract termination costs                                  148,757              226,656
  Unamortized debt expense                                                               9,210                9,526
  Nuclear decommissioning trust funds                                                  404,279              400,719
  Miscellaneous other property and investments                                          49,216               54,816
  Other assets and deferred debits                                                     213,394              187,763
----------------------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                                         848,114              899,169
----------------------------------------------------------------------------------------------------------------------
         Total Assets                                                              $ 4,925,985          $ 4,978,039
======================================================================================================================
Capitalization and Liabilities
----------------------------------------------------------------------------------------------------------------------
Capitalization
----------------------------------------------------------------------------------------------------------------------
  Common stock                                                                     $ 1,075,414          $ 1,075,414
  Retained earnings                                                                    936,307              889,614
  Preferred stock of subsidiaries-not subject to mandatory redemption                   33,497               33,497
  Long-term debt, net                                                                1,396,278            1,397,116
----------------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                         3,441,496            3,395,641
----------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                                     82,000               82,000
  Accounts payable                                                                     168,634              170,126
  Accounts payable-affiliates                                                           57,506               39,526
  Taxes accrued                                                                         64,371                4,401
  Interest accrued                                                                      44,427               47,117
  Advances from parent                                                                       -               20,180
  Short-term obligations                                                               117,600              192,530
  Other current liabilities                                                            255,402              258,633
----------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                      789,940              814,513
----------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                                    379,000              387,901
  Accumulated deferred investment tax credits                                           57,751               61,626
  Other liabilities and deferred credits                                               257,798              318,358
----------------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                                   694,549              767,885
----------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 8)
----------------------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                                      $ 4,925,985          $ 4,978,039
======================================================================================================================

See Notes to financial statements.


STATEMENTS of CASH FLOWS
------------------------
Florida Power Corporation                                                                       Six Months Ended
                                                                                                   June 30,
(In thousands)                                                                               2001             2000
-----------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                                 $ 156,673        $ 143,640
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                          249,542          194,235
      Deferred income taxes and investment tax credits, net                                    4,397          (14,922)
      Deferred fuel cost (credit)                                                              4,222          (58,702)
      Changes in working capital:
         Net (increase) decrease in accounts receivable                                        1,708          (36,808)
         Net increase in inventories                                                         (37,809)         (13,491)
         Net (increase) decrease in prepaids and other current assets                          5,691          (17,349)
         Net increase in accounts payable                                                     16,487            1,337
         Net increase in other current liabilities                                            31,901           72,023
         Other operating activities                                                          (78,760)          10,638
-----------------------------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                                              354,052          280,601
-----------------------------------------------------------------------------------------------------------------------
Investing Activities:
  Property additions                                                                        (121,701)        (109,943)
  Nuclear fuel additions                                                                     (33,058)               -
  Other investing activities                                                                  (9,139)          (8,321)
-----------------------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                             (163,898)        (118,264)
-----------------------------------------------------------------------------------------------------------------------
Financing Activities:
  Net decrease in short-term indebtedness                                                    (74,930)         (53,436)
  Retirement of long-term debt                                                                (1,000)            (900)
  Dividends paid to parent                                                                  (109,223)        (102,461)
  Dividends paid on preferred stock                                                             (756)            (756)
-----------------------------------------------------------------------------------------------------------------------
           Net Cash Used in Financing Activities                                            (185,909)        (157,553)
-----------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                                      4,245            4,784
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of the Period                                           3,380                -
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                 $   7,625         $  4,784
=======================================================================================================================
Supplemental Disclosures of Cash Flow Information
Cash paid during the period - interest (net of amount capitalized)                         $  59,519        $  64,100
                              income taxes (net of refunds)                                $  20,849        $  31,300

See Notes to financial statements.

          FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General. Florida Progress Corporation (the Company or Florida Progress) is a
-------
holding company under the Public Utility Holding Company Act of 1935 (PUHCA). The Company became subject to the regulations of PUHCA when it was acquired by CP&L Energy, Inc. on November 30, 2000 (See Note 2). CP&L Energy, Inc. subsequently changed its name to Progress Energy, Inc. (Progress Energy or the Parent). Florida Progress' two primary subsidiaries are Florida Power Corporation (Florida Power) and Electric Fuels Corporation (Electric Fuels).

Florida Power is a regulated public utility engaged in the generation, transmission, distribution and sale of electricity in portions of Florida. Florida Power is regulated by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC).

Electric Fuels' Rail Services, Inland Marine Transportation and the non-Florida portion of its Energy & Related Services operations report their results one-month in arrears.

Basis of Presentation. These financial statements have been prepared in
---------------------
accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the audited financial statements for the period ended December 31, 2000 and notes thereto included in Florida Progress' and Florida Power's Form 10-K for the year ended December 31, 2000.

The amounts included in the consolidated interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present Florida Progress' and Florida Power's financial position and results of operations for the interim periods. Due to seasonal weather variations and the timing of outages of electric generating units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year. Certain reclassifications have been made to prior-year amounts to conform to the current year's presentation.

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

NOTE 2.  ACQUISITION BY PROGRESS ENERGY, INC.

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

In connection with the acquisition of the Company by Progress Energy, the Company began the implementation of a plan to combine operations with Progress Energy. In the fourth quarter 2000, the Company recorded executive involuntary termination costs of $24.5 million and non-executive involuntary termination costs of $41.8 million. Substantially all of the executive termination expense was attributable to lump-sum severance costs paid in December 2000. The second quarter 2001 activity for the non-executive termination costs is detailed in the table below:

                                                     Non-Executive
         In millions                               Termination Costs
                                                   -----------------
         Balance at March 31, 2001                     $ 30.4
         Payments                                        (2.4)
                                                 ----------------------
         Balance at June 30, 2001                      $ 28.0
                                                 ======================

The Company completed the implementation phase of the non-executive plan in June 2001 and expects to finalize the plan by the end of 2001. The majority of the related severance payments are expected to occur in 2001 with the remaining payments occurring through 2003. The Company expects additional termination effects related to pension and postretirement benefit plan curtailments in 2001.

NOTE 3.  DISCONTINUED OPERATIONS

On July 23, 2001, Progress Energy announced the disposition of the Inland Marine Transportation segment of the Company, which is operated by MEMCO Barge Line, Inc. Inland Marine provides transportation of coal, agricultural and other dry-bulk commodities as well as fleet management services. Progress Energy has entered into a contract to sell MEMCO Barge Line, Inc., to AEP Resources, Inc., a wholly-owned subsidiary of American Electric Power. The purchase price for MEMCO is $270 million, of which approximately $210 million will be used for the early termination of certain off balance sheet arrangements for assets currently leased by MEMCO.

The results of operations for all periods presented have been restated for the discontinued operations of the Inland Marine Transportation segment. The net income of these operations for the three and six months ended June 30, 2001 and 2000, is included in the consolidated statements of income under Discontinued Operations. Revenues from such operations were $45.9 million and $48.9 million for the three months ended June 30, 2001 and 2000, respectively, and $84.2 million and $91.1 million for the six months ended June 30, 2001 and 2000, respectively.

An estimated loss on disposal of approximately $14.4 million has been recorded until the disposition of the segment is complete and the actual loss can be determined. The transaction is expected to close by the end of September 2001.

The net assets relating to the disposition have been segregated on the consolidated balance sheets. A detail of these net assets as of each balance sheet date is detailed in the table below:


     In millions                             June 30, 2001    December 31, 2000
                                            ---------------- -------------------
     Current assets                             $ 27.2             $ 28.6
     Non-current assets                           72.0               75.0
     Current liabilities                         (20.9)             (17.3)
     Non-current liabilities                     (15.9)             (16.7)
     Provision for loss on disposal              (14.4)               -
                                            ---------------- -------------------
                                                $ 48.0             $ 69.6
                                            ================ ===================


NOTE 4.  FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company's principal business segment is Florida Power, an electric utility engaged in the generation, purchase, transmission, distribution and sale of electricity primarily in Florida. The other reportable business segments are Electric Fuels' Energy & Related Services and Rail Services. Electric Fuels' Inland Marine Transportation unit is no longer a reportable segment due to the pending disposition of these operations (See Note 3). Energy & Related Services includes coal and synthetic fuel operations, natural gas production and sales, river terminal services and off-shore marine transportation. Rail Services' operations include railcar repair, rail parts reconditioning and sales, railcar leasing and sales, providing rail and track material, and scrap metal recycling. The other category consists primarily of Progress Telecom, the Company's telecommunications subsidiary, the Company's investment in FPC Capital Trust, which holds the Preferred Securities, the holding company, Florida Progress Corporation and elimination entries. Progress Telecom markets wholesale fiber-optic based capacity service in the Southeastern United States and also markets wireless structure attachments to wireless communication companies and governmental entities. Florida Progress allocates a portion of its operating expenses to business segments.

Financial data for business segments for the periods covered in this Form 10-Q are presented in the table below:


                                            Energy and
                                              Related         Rail
       (In thousands)           Utility      Services       Services        Other       Consolidated
------------------------------------------------------------------------------------------------------
Three months ended
June 30, 2001:
  Revenues                     $ 783,660       $ 91,800     $ 225,861          $32,327    $1,133,648
  Intersegment  revenues          --            111,896           541         (112,437)     --
  Income (loss) from
  continuing operations           84,311         38,242        (9,690)         (10,963)       101,900
  Total assets                 4,925,985        438,526       802,536          255,981      6,423,028
======================================================================================================
                                            Energy and
                                              Related         Rail
                                Utility      Services       Services          Other       Consolidated
------------------------------------------------------------------------------------------------------
Three months ended
June 30, 2000:
  Revenues                     $ 693,336       $ 59,699     $ 284,394           $5,556    $1,042,985
  Intersegment  revenues          --             66,434           327          (66,761)     --
  Income (loss) from
  continuing operations           79,482         21,873         1,909            3,235       106,499
  Total assets                 4,895,026        579,393       875,544          158,100     6,508,063
======================================================================================================
                                            Energy and
                                              Related         Rail
                                Utility      Services       Services        Other       Consolidated
------------------------------------------------------------------------------------------------------
Six months ended
June 30, 2001:
  Revenues                    $1,594,133      $ 176,488     $ 450,026          $57,912    $2,278,559
  Intersegment  revenues          --            192,412           578         (192,990)     --
  Income (loss) from
  continuing operations          155,917         67,423       (11,788)         (34,027)      177,525
  Total assets                 4,925,985        438,526       802,536          255,981     6,423,028
======================================================================================================
                                            Energy and
                                              Related         Rail
                                Utility      Services       Services        Other       Consolidated
------------------------------------------------------------------------------------------------------
Six months ended
June 30, 2000:
  Revenues                    $1,318,645      $ 108,377     $ 525,004           $9,893    $1,961,919
  Intersegment  revenues          --            130,980           327         (131,307)     --
  Income (loss) from
  continuing operations          142,884         34,507         2,847            1,418       181,656
  Total assets                 4,895,026        579,393       875,544          158,100     6,508,063
======================================================================================================

NOTE 5.  IMPACT OF NEW ACCOUNTING STANDARDS


Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. The adoption of SFAS No. 133 did not have any effect on the Company's financial statements.

During the second quarter of 2001, the FASB issued an interpretation of SFAS No. 133 indicating that options, in general, cannot qualify for the normal purchases and sales exception, but provided an exception that allows certain electricity contracts, including certain capacity-energy contracts, to be excluded from the mark-to-market requirements of SFAS No. 133. These interpretations are effective July 1, 2001. The Company is continuing to review contracts to determine whether they meet the criteria for the normal purchases and sales exception. If an electricity or fuel supply contract in its regulated business is subject to mark-to-market accounting, there would be no income statement effect of the mark-to-market because the contract's mark-to-market gain or loss will be recorded as a regulatory asset or liability. Any mark-to-market gains or losses on contracts outside its regulated business will affect income unless those contracts qualify for hedge accounting treatment.

The application of the new rules is still evolving and further guidance from the Financial Accounting Standards Board (FASB) is expected, which could additionally impact the Company's financial statements.

On July 20, 2001, the FASB issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and clarifies the criteria for recording of other intangible assets separately from goodwill. SFAS No. 142 requires that, effective January 1, 2002, the Company cease amortization of goodwill. It also requires the Company to evaluate goodwill for impairment at least annually, which could result in periodic impairment charges. Goodwill amortization on an after-tax basis was $0.4 million and $1.3 million for the three and six months ended June 30, 2001, and is expected to be approximately $2.5 million for the year. The Company is currently assessing the impact adopting these statements will have on the financial statements.

In June 2001, the FASB approved the issuance of SFAS No. 143 "Accounting for Asset Retirement Obligations" that provides accounting guidance for the costs of retiring long-lived assets and is effective for fiscal years beginning after June 15, 2002. The Company will assess the impact adoption of this statement will have on the financial statements once the final statement is issued.

NOTE 6.    FINANCING ACTIVITIES

On July 18, 2001, Florida Power issued $300 million of First Mortgage Bonds, 6.65% Series due July 15, 2011. Proceeds from the issuance were primarily used to retire commercial paper.

NOTE 7. FLORIDA PROGRESS OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE QUARTERLY INCOME PREFERRED SECURITIES (QUIPS) OF A SUBSIDIARY TRUST HOLDING SOLELY FLORIDA PROGRESS GUARANTEED SUBORDINATED DEFERRABLE INTEREST NOTES

In April 1999, FPC Capital I (the Trust), an indirect wholly owned subsidiary of the Company, issued 12 million shares of $25 par cumulative Company-obligated mandatorily redeemable preferred securities due 2039 (Preferred Securities), with an aggregate liquidation value of $300 million and a quarterly distribution rate of 7.10%, payable quarterly. Currently, all 12 million shares of the Preferred Securities that were issued are outstanding. Concurrent with the issuance of the Preferred Securities, the Trust issued to Florida Progress Funding Corporation (Funding Corp.) all of the common securities of the Trust (371,135 shares), for $9.3 million. Funding Corp. is a direct wholly owned subsidiary of the Company.

The existence of the Trust is for the sole purpose of issuing the Preferred Securities and the common securities and using the proceeds thereof to purchase from Funding Corp. its 7.10% Junior Subordinated Deferrable Interest Notes due 2039 (subordinated notes), for a principal amount of $309.3 million. The subordinated notes and the Notes Guarantee (as discussed below) are the sole assets of the Trust. Funding Corp.'s proceeds from the sale of the subordinated notes were advanced to Progress Capital Holdings, Inc. (PCH), and used for general corporate purposes including the repayment of a portion of certain outstanding short-term bank loans and commercial paper.

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

These preferred securities are classified as long-term debt on Florida Progress' balance sheets.

NOTE 8.  COMPREHENSIVE INCOME

Comprehensive income for Florida Progress for the three months and the six months ended June 30, 2001 was $89.8 million and $165.5 million, respectively. For the three months and the six months ended June 30, 2000, comprehensive income was $110.0 million and $186.3 million, respectively. Florida Power does not have any items of other comprehensive income.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

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

Under the provisions of the Price Anderson Act, which limits liability for accidents at nuclear power plants, Florida Power, as an owner of a nuclear plant, can be assessed for a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. If total third-party claims relating to a single nuclear incident exceed $200 million (currently available through commercial insurance), Florida Power could be assessed up to $88.1 million per incident, with a maximum assessment of $10 million per year.

Florida Power also maintains nuclear property damage insurance and decontamination and decommissioning liability insurance totaling $1.6 billion. This insurance coverage is purchased from Nuclear Electric Insurance Ltd.
(NEIL). Florida Power is self-insured for any losses that are in excess of this coverage. Under the terms of the NEIL policy, Florida Power could be assessed up to a maximum of $9.13 million in any policy year if losses in excess of NEIL's available surplus are incurred.

Florida Power has never been assessed under these nuclear indemnities or insurance policies.

Claims and Uncertainties -- The Company is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The lead or sole regulatory agency that is responsible for a particular former coal tar site depends largely upon the state in which the site is located. There are several MGP sites to which Florida Power has some connection. In this regard, Florida Power, with other potentially responsible parties, is participating in investigating and, if necessary, remediating former coal tar sites with several regulatory agencies, including, but not limited to, the U.S. Environmental Protection Agency (EPA) and the Florida Department of Environmental Protection (FDEP). Although the Company may incur costs at these sites about which it has been notified, based upon current status of these sites, the Company does not expect those costs to be material to the financial position or results of operations of the Company. The Company has accrued amounts to address known costs at certain of these sites.

The Company is periodically notified by regulators such as the EPA and various state agencies of its involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. Although the Company may incur costs at the sites about which it has been notified, based upon the current status of these sites, the Company does not expect those costs to be material to the financial position or results of operations of the Company.

The EPA has been conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. Florida Power has recently been asked to provide information to the EPA as part of this initiative and has cooperated in providing the requested information. The EPA has initiated enforcement actions against other unaffiliated utilities as part of this initiative, some of which have resulted in or may result in settlement agreements, ranging from $1.0 billion to $1.4 billion. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related costs through rate adjustments. The Company cannot predict the outcome of this matter.

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

Florida Power currently is storing spent nuclear fuel onsite in spent fuel pools. If Florida Power does not seek renewal of the Crystal River Unit No. 3
(CR3) operating license, with certain modifications to its storage pools currently underway, CR3 will have sufficient storage capacity in place for fuel consumed through the end of the expiration of the license in 2016. If Florida Power extends the CR3 operating license, dry storage may be necessary.

Florida Power has filed claims with the Company's general liability insurance carriers to recover costs arising out of actual or potential liabilities. Some claims have settled and others are still pending. While management cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the financial position or results of operations.

Regulatory developments - Florida Power previously operated under an agreement committing several parties not to seek any reduction in its base rates or authorized return on equity. That agreement expired on June 30, 2001. On May 3, 2001, the staff of the Florida Public Service Commission, or FPSC, recommended that the FPSC require Florida Power to submit, by September 14, 2001, minimum filing requirements, based on a 2002 projected calendar year, to initiate a rate proceeding regarding its future base rates. The FPSC staff also recommended to the FPSC that, pending completion of Florida Power's rate case, annual revenues of $114 million should be held subject to refund to its customers. On June 20, 2001, the FPSC issued an order accepting its staff's recommendation that Florida Power be required to hold $114 million of revenue subject to refund and to file, by September 14, 2001, minimum filing requirements based on a projected 2002 test year. On July 2, 2001, Florida Power filed a request for rehearing of the portion of the FPSC 's order requiring that it hold $114 million of revenues subject to refund on the grounds that the order contradicted FPSC precedent, was inconsistent with the applicable statutory requirements and violated Florida Power's due process rights. Florida Power is awaiting a decision from the FPSC on how they intend to proceed in this matter. Also, since the FPSC's June 20, 2001 order, Florida Power has been working with FPSC staff and other interested parties to establish special procedures for the filing of the minimum filing requirements. The Company cannot predict the outcome or impact of these matters.

LEGAL MATTERS

Age Discrimination Suit -- Florida Power and Florida Progress have been named defendants in an age discrimination lawsuit. The number of plaintiffs remains at 116, but four of those plaintiffs have had their federal claims dismissed and 74 others have had their state age claims dismissed. While no dollar amount was requested, each plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys' fees. In October 1996, the Federal Court approved an agreement between the parties to provisionally certify this case as a class action suit under the Age Discrimination in Employment Act. Florida Power filed a motion to decertify the class and in August 1999, the Court granted Florida Power's motion. In October 1999, the judge certified the question of whether the case should be tried as a class action to the Eleventh Circuit Court of Appeals for immediate appellate review. In December 1999, the Eleventh Circuit Court of Appeals agreed to review the judge's order decertifying the class and oral arguments were held in January 2001. In anticipation of a potential ruling decertifying the case as a class action, plaintiffs filed a virtually identical lawsuit, which identified all opt-in plaintiffs as named plaintiffs. This case had been held in abeyance until reactivated in July 2000 upon motion of the plaintiffs.

On July 5, 2001, the Eleventh Circuit Court of Appeals ruled that as a matter of law, disparate claims cannot be brought under the Age Discrimination in Employment Act. This ruling has the effect of decertifying this case as a class action. The plaintiffs may appeal this ruling. The Company cannot predict the outcome of this matter.

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

In the remaining state court suit, the trial regarding NCP Lake Power (Lake) concluded in December 1998. In April 1999, the judge entered an order granting Lake's breach of contract claim and ruled that Lake is entitled to receive "firm" energy payments during on-peak hours, but for all other hours, Lake is entitled to the "as-available" rate. The Court also ruled that for purposes of calculating damages, the breach of contract occurred at the inception of the contract. In August 1999, a Final Judgement was entered for Lake for approximately $4.5 million and Lake filed a Notice of Appeal. Also in this case, in April 1998, Florida Power filed a petition with the FPSC for a Declaratory Statement that the contract between the parties limits energy payments thereunder to the avoided costs based upon an analysis of a hypothetical unit having the characteristics specified in the contract. In October 1998, the FPSC denied the petition, but Florida Power appealed to the Florida Supreme Court. On January 26, 2001, the District Court of Appeals reversed the trial court's order and held that the contract requires Florida Power to pay Lake the firm energy rate for all hours that the avoided unit operates, less any maintenance shut-down hours. The District Court of Appeals remanded the case to the trial court for a new trial to determine the appropriate amount of damages consistent with the appellate court's ruling. Florida Power has sought rehearing of the District Court of Appeal's decision. Although granting Florida Power's request, the District Court of Appeal's confirmed its initial decision.

Management does not expect that the results of these legal actions will have a material impact on Florida Power's financial position, results of operations or liquidity. Florida Power anticipates that all fuel and capacity expenses, including any settlement amounts incurred as a result of the matters discussed above, will be recovered from its customers.

Easement Litigation -- In December 1998, Florida Power was served with a class action lawsuit seeking damages, declaratory and injunctive relief for the alleged improper use of electric transmission easements. The plaintiffs contend that the licensing of fiber optic telecommunications lines to third parties or telecommunications companies for other than Florida Power's internal use along the electric transmission line right-of-way exceeds the authority granted in the easements. In June 1999, plaintiffs amended their complaint to add Progress Telecommunications Corporation, an indirect wholly owned subsidiary of Florida Progress, as a defendant and to add counts for unjust enrichment and constructive trust. In January 2000, the court conditionally certified the class statewide. In a mediation held in March 2000, the parties reached a tentative settlement of this claim. In January 2001, the Court preliminarily approved the amended settlement agreement, certified the settlement class and approved the class notice. Management does not expect that the results of these legal actions will have a material impact on Florida Progress' financial position, results of operations or liquidity. Accordingly, no provision for loss has been recorded pertaining to this matter. A final settlement hearing date set for June 2001 was held, with no decision rendered.

Other Legal Matters -- Florida Progress and Florida Power are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect upon either company's consolidated financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

For the three and six months ended June 30, 2001, as compared to the corresponding periods in the prior year.

Florida Progress' consolidated income from continuing operations for the three and six month periods ended June 30, 2001, was $101.9 million and $177.5 million, compared to income from continuing operations of $106.5 million and $181.7 million, for the same periods in 2000.

FLORIDA POWER CORPORATION

Florida Power, the largest subsidiary of Florida Progress, reported net income of $84.3 million and $155.9 million for the second quarter and first half of 2001, compared to $79.5 million and $142.9 million for the comparable periods in 2000.

The components of retail and wholesale electric megawatt-hour sales for the three and six months ended June 30, 2001, and 2000 were as follows:


         (In millions of mWh)
                                         Three Months Ended                     Six Months Ended
                                               June 30,                              June 30,
                                     2001        2000       % Change     2001          2000        % Change
                                     ----        ----       --------     ----          ----        --------
        Residential                 4,375       4,358          0.4%      8,525         8,077           5.5%
        Commercial                  2,900       2,828          2.5       5,231         5,102           2.5
        Industrial                    995       1,080         (7.9)      1,962         2,164          (9.3)
        Governmental                  690         685          0.7       1,283         1,266           1.3
        Wholesale                     977         904          8.1       1,698         1,588           6.9
        ---------------------------------------------------------------------------------------------------
        Total  mWh  Sales           9,937       9,855          0.8%     18,699        18,197           2.8%

Florida Power's retail kilowatt-hour sales increased slightly during the second quarter of 2001 and for the year to date, compared with 2000. Residential and commercial sectors increased due to continued customer growth. Weather, a key factor influencing usage among residential customers, negatively influenced retail sales for the quarter due to cooler than normal temperatures. Year to date, weather impacts have been flat compared to prior year. Industrial sales declined due to weakness in the phosphate industry.

Wholesale sales increased for the quarter and year to date compared to 2000, which is attributable to higher sales to Seminole Electric Cooperative, Florida Power's largest wholesale customer. The increase reflects an increase in the capacity contract with this customer.

Fuel used in generation and purchased power increased $80.0 million and $180.6 million, for the second quarter and first half of 2001, respectively, when compared to the same periods last year. The increase is due mainly to the increased price of coal, oil and gas and increased usage. Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, have no material impact on operating results.

Operations and maintenance expense decreased slightly during the quarter and year to date. The decrease is due primarily to lower employee-related costs resulting from the reorganization after the acquisition by Progress Energy.

Depreciation and amortization increased $68.9 million year to date primarily due to accelerating the amortization of the Tiger Bay regulatory asset in March 2001. The additional amortization had no significant earnings impact as it was offset by the recognition of $63 million of revenues that were deferred pursuant to a regulatory order in the fourth quarter of 2000.

ELECTRIC FUELS CORPORATION

Electric Fuels makes up the majority of Florida Progress' diversified operations. The results of operations for Electric Fuels' Energy and Related Services and Rail Services units are discussed below. On July 23, 2001, Progress Energy announced that it had entered into a contract to sell the Inland Marine Transportation business segment to AEP Resources, Inc., a wholly owned subsidiary of American Electric Power, for a purchase price of $270 million.

Therefore, the results of operations of the Inland Marine Transportation segment are no longer included in Florida Progress' income from continuing operations.

Energy and Related Services - Earnings at the Energy and Related Services Group
---------------------------
increased $16.4 million and $32.9 million from the three and six month periods in the prior year. The increase was due primarily to higher synthetic fuel sales and related tax credits during the quarter compared with last year (See "Other Matters" below). Improved operating results of the gas operations, resulting from increases in the number of wells and a higher price for natural gas, and an increase in coal deliveries over the prior year also contributed to increased earnings in the Energy and Related Services group.

Rail Services - Results in the Rail Services group decreased $11.6 million and
-------------
$14.6 million for the quarter and first half of 2001 when compared to 2000. Current year results were negatively affected by the significant downturn in the domestic scrap market and the continuing weak market for railcar parts.

OTHER

The other group includes telecommunications, holding company and financing expenses. The increased losses for the three and six months ended June 30, 2001 when compared to the corresponding periods in the prior year are due primarily to the recording of an intra-period income tax allocation adjustment. Generally accepted accounting principles require companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual rate. Income tax expense was increased by $5.5 million for the second quarter and $20.4 million for the first half of 2001. For the comparable periods in 2000, income tax expense was decreased by $11.1 million for the second quarter and $18.7 million for the first half of 2000, to maintain an effective tax rate consistent with the estimated annual rate. The tax credits associated with the Company's synthetic fuel operations lower the overall effective tax rate. These credits, along with seasonal earnings variations, can also cause large swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but have no effect on net income for the year. The telecommunications group also had higher losses than the second quarter and first half of 2000 due to continued expansion of the business.

MATERIAL CHANGES IN LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2001, $121.7 million was spent on the Florida Power construction program and $62.5 million was spent in diversified operations.

During the first quarter of 2001, Progress Capital Holdings retired $31 million in Medium-Term Notes. The $6 million of medium-term notes that were retired in January had a 9.95% coupon rate and the $25 million of medium-term notes that were retired in February had a 6.13% coupon rate. Progress Energy issued commercial paper to fund the maturing medium-term notes.

On July 18, 2001, Florida Power issued $300 million of First Mortgage Bonds, 6.65% Series due July 15, 2011. Proceeds from the issuance were primarily used to retire commercial paper.

OTHER MATTERS

Regulatory Developments
-----------------------

Florida Power previously operated under an agreement committing several parties not to seek any reduction in its base rates or authorized return on equity. That agreement expired on June 30, 2001. On May 3, 2001, the staff of the Florida Public Service Commission, or FPSC, recommended that the FPSC require Florida Power to submit, by September 14, 2001, minimum filing requirements, based on a 2002 projected calendar year, to initiate a rate proceeding regarding its future base rates. The FPSC staff also recommended to the FPSC that, pending completion of Florida Power's rate case, annual revenues of $114 million should be held subject to refund to its customers. On June 20, 2001, the FPSC issued an order accepting its staff's recommendation that Florida Power be required to hold $114 million of revenue subject to refund and to file, by September 14, 2001, minimum filing requirements based on a projected 2002 test year. On July 2, 2001, Florida Power filed a request for rehearing of the portion of the FPSC 's order requiring that it hold $114 million of revenues subject to refund on the grounds that the order contradicted FPSC precedent, was inconsistent with the applicable statutory requirements and violated Florida Power's due process rights. Florida Power is awaiting a decision from the FPSC on how they intend to proceed in this matter. Also, since the FPSC's June 20, 2001 order, Florida Power has been working with FPSC staff and other interested parties to establish special procedures for the filing of the minimum filing requirements. The Company cannot predict the outcome or impact of these matters.

In its May 3, 2001 recommendation, the FPSC staff expressed concerns related to Florida Power's plans to participate in the creation of the GridFlorida regional transmission organization, or GridFlorida RTO, along with Florida Power & Light

Company and Tampa Electric Company. The FPSC staff raised questions about the prudence of establishing the new system and costs associated with the process. Florida Power is continuing to evaluate the concerns that the FPSC staff has raised about the GridFlorida RTO and the impact those concerns might have on the implementation of the GridFlorida RTO plan this year.

On June 27, 2001, the FPSC issued an order establishing a two-phase process for addressing these GridFlorida RTO issues in the context of Florida Power's pending rate case. In the first phase, the FPSC will address the general issues associated with the prudence of the GridFlorida RTO on an expedited basis, with a decision scheduled for October 30, 2001. The second phase will address ratemaking issues and will be decided as part of the general rate proceeding. The Company cannot predict the outcome or impact of these matters.

Regional Transmission Organizations
-----------------------------------

In October 2000, Florida Power, along with Florida Power & Light Company and Tampa Electric Company filed with the Federal Energy Regulatory Commission, or FERC, an application for approval of a regional transmission organization, or RTO, for peninsular Florida, currently named GridFlorida. On March 28, 2001, FERC issued an order provisionally granting GridFlorida RTO status and directing the GridFlorida applicants to make certain changes in the RTO documents and to file such changes within 60 days. On May 29, 2001, the GridFlorida applicants made the compliance filing as directed by FERC but FERC has not yet issued an order on that compliance filing.

On May 16, 2001, the FPSC initiated dockets to review the prudence of the GridFlorida applicants' decision to form and participate in the GridFlorida RTO. The GridFlorida applicants have announced that they will hold GridFlorida development activities in abeyance. An order on this issue is expected in late October of 2001. The Company cannot predict the outcome of this matter.

On July 12, 2001, FERC issued an order requiring certain parties involved in the GridSouth RTO to develop a plan for a single RTO for the southeast. The GridFlorida applicants and the parties to the GridFlorida docket before FERC were encouraged to participate, but were not required to do so. Florida Power and the other GridFlorida applicants are participating in the mediation. The mediation is scheduled to last 45 days from July 12th, and ten days after the mediation the presiding administrative law judge will submit a proposal to FERC. The Company cannot predict the outcome of this mediation or the effect that it may have on the GridFlorida proceedings currently ongoing before the FERC and the FPSC.

Synthetic Fuels Tax Credits
---------------------------

On April 20, 2001 and May 4, 2001, the Internal Revenue Service (IRS) released Revenue Procedure 2001-30 and Revenue Procedure 2001-34, respectively, that outline the conditions that must be met to receive a Private Letter Ruling (PLR) for Section 29 tax credits from the IRS. PLRs represent advance rulings from the IRS applying its interpretation of the tax law to an entities' facts for Section 29 credits. The Company continues to pursue PLRs for its two majority-owned facilities and two minority-owned facilities that have not received PLRs. In management's opinion, the Company is complying with all the necessary requirements to be allowed such credits under Section 29, although it cannot provide with certainty that it will receive PLRs or prevail, if challenged by the IRS, on any credits taken.

Franchise Litigation
--------------------

Five cities, with a total of approximately 36,000 customers, have sued Florida Power in various circuit courts in Florida. The lawsuits principally seek (1) a declaratory judgment that the cities have the right to purchase Florida Power's electric distribution system located within the municipal boundaries of the cities, (2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and (3) injunctive relief requiring Florida Power to continue to collect from Florida Power's customers and remit to the cities franchise fees during the pendency of the litigation and as long as Florida Power continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which Florida Power had agreed to collect such fees. One circuit court has entered a declaratory judgment and order requiring arbitration to establish the purchase price of Florida Power's facilities within one of the cities. Florida Power has appealed that decision to a district court of appeal. The appeal has been fully briefed and orally argued, and Florida Power is awaiting a decision from the appeals court. To date, no city has attempted to actually exercise the right to purchase any portion of Florida Power's electric distribution system, nor has there been any proceeding to determine the price at which such a purchase could be made. The Company cannot predict the outcome of these matters.

NEW ACCOUNTING STANDARDS
------------------------

During the second quarter of 2001, the FASB issued an interpretation of SFAS No. 133 indicating that options in general cannot qualify for the normal purchases and sales exception, but provided an exception that allows certain electricity contracts, including capacity-energy contracts, to be excluded from the mark-to-market requirements of SFAS No. 133. These interpretations are effective July 1, 2001. The Company is continuing to review contracts to determine whether they meet the criteria for the normal purchases and sales exception. If an electricity capacity-energy contract or fuel supply contract in its regulated business is subject to mark-to-market accounting, there would be no income statement effect of the mark-to-market because the contract's mark-to-market gain or loss will be recorded as a regulatory asset or liability. Any mark-to-market gains or losses on contracts outside its regulated business will affect income unless those contracts qualify for hedge accounting treatment.

On July 20, 2001, the FASB issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and clarifies the criteria for recording of other intangible assets separately from goodwill. SFAS No. 142 requires that, effective January 1, 2002, the Company cease amortization of goodwill. It also requires the Company to evaluate goodwill for impairment at least annually, which could result in periodic impairment charges. Goodwill amortization on an after-tax basis was $0.4 million and $1.3 million for the three and six months ended June 30, 2001, and is expected to be approximately $2.5 million for the year. The Company is currently assessing the impact adopting these statements will have on the financial statements.

In June 2001, the FASB approved the issuance of SFAS No. 143 "Accounting for Asset Retirement Obligations" that provides accounting guidance for the costs of retiring long-lived assets and is effective for fiscal years beginning after June 15, 2002. The Company will assess the impact adoption of this statement will have on the financial statements once the final statement is issued.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Certain market risks are inherent in Florida Progress' financial instruments, which arise from transactions entered into in the normal course of business. Florida Progress' primary exposures are changes in interest rates with respect to long-term debt, commercial paper and the FPC obligated mandatorily redeemable securities of trust, and fluctuations in the return on marketable securities with respect to its nuclear decommissioning trust funds. Florida Progress' exposure to return on marketable securities for the decommissioning trust funds has not changed materially since December 31, 2000. The total fixed rate debt at June 30, 2001 was $1.6 billion, with an average interest rate of 6.79% and the total commercial paper outstanding at June 30, 2001 was $500 million, with an average interest rate of 4.20%. Florida Progress also had $300 million outstanding of FPC mandatorily redeemable securities of trust, with a fixed interest rate of 7.10%.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

1. Wanda L. Adams, et al. v. Florida Power Corporation and Florida Progress Corporation, U.S. District Court, Middle District of Florida, Ocala Division, Case No. 95-123-C.V.-OC-10.

     See prior discussion of this matter in the 2000 Form 10-K, Item 3, paragraph 3. The plaintiffs filed a motion with the District Court to reopen the case of Akin, et al. vs. Florida Power, and to dismiss the Adams
                        ------------------------------                     -----
     case. The Akin case was originally filed in an effort to preserve the
               ----
     litigation rights of the 61 plaintiffs who opted into the Adams case. The
                                                               -----
     Court had previously stayed the Akin case pending a ruling on Florida
                                     ----
     Power's motion to decertify the class. Oral arguments were held in January 2001. On July 5, 2001, the Eleventh Circuit Court of Appeals ruled that as a matter of law, disparate claims cannot be brought under the Americans with Disabilities Act. This ruling has the effect of decertifying the Akin
                                                                           ----
     case as a class action. The plaintiffs may appeal this ruling. The Company cannot predict the outcome of this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     None

(b)  Reports on Form 8-K:

     During the second quarter of 2001, Florida Progress and Florida Power did not file any reports on Form 8-K. However, the following report on Form 8-K was filed in the third quarter of 2001:

          Florida Power Corporation
          -------------------------

                             Financial
              Item          Statements
            Reported         Included        Date of Event        Date Filed
            --------         --------        -------------        ----------

               5                No            July 1, 2001       July 23, 2001

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FLORIDA PROGRESS CORPORATION
                                      FLORIDA POWER CORPORATION
                                      (Registrants)

Date:  August 10, 2001                By:  /s/ Peter M. Scott III
                                      ------------------------------------
                                      Peter M. Scott III
                                      Executive Vice President and
                                      Chief Financial Officer





                                      By:  /s/ Robert H. Bazemore, Jr.
                                      -----------------------------------
                                      Robert H. Bazemore, Jr.
                                      Vice President and Controller
                                      Chief Accounting Officer