Form 10-Q
period 2002-06-30
FLORIDA PROGRESS CORP; FLORIDA POWER CORP /
filed 2002-08-13
CIK 357261, 37637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.



Commission           Exact name of registrants as specified in their charters, state of           I.R.S. Employer
File Number      incorporation, address of principal executive offices, and telephone number   Identification Number

  1-8349                                Florida Progress Corporation                                 59-2147112
                                            A Florida Corporation
                                         410 South Wilmington Street
                                        Raleigh, North Carolina 27601
                                          Telephone (919) 546-6111



  1-3274                                  Florida Power Corporation                                  59-0247770
                                            A Florida Corporation
                                             100 Central Avenue
                                        St. Petersburg, Florida 33701
                                          Telephone (727) 820-5151



                                      NONE
 (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 2002, each registrant had the following shares of common stock outstanding


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

           FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION
                 FORM 10-Q - For the Quarter Ended June 30, 2002




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


Item 6.  Exhibits and Reports on Form 8-K


Signatures

                                GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

       TERM                                                   DEFINITION

CR3                                  Florida Power's nuclear generating plant, Crystal River Unit No. 3
DOE                                  United States Department of Energy
EPA                                  United States Environmental Protection Agency
FASB                                 Financial Accounting Standards Board
FDEP                                 Florida Department of Environmental Protection
FERC                                 Federal Energy Regulatory Commission
Florida Power or the utility         Florida Power Corporation
Florida Progress or the Company      Florida Progress Corporation
FPSC                                 Florida Public Service Commission
Funding Corp.                        Florida Progress Funding Corporation
IRS                                  Internal Revenue Service
MEMCO                                MEMCO Barge Line, Inc.
MGP                                  Manufactured Gas Plant
MW                                   Megawatts
NRC                                  United States Nuclear Regulatory Commission
PLR                                  Private Letter Ruling
Preferred Securities                 7.10% Cumulative Quarterly Income Preferred Securities, Series A, of FPC Capital
                                     I, fully and unconditionally guaranteed by Florida Progress
Preferred Stock                      Florida Power Cumulative Preferred Stock, $100 par value
Progress Capital                     Progress Capital Holdings, Inc.
Progress Energy                      Progress Energy, Inc.
Progress Fuels                       Progress Fuels Corporation, formerly referred to as Electric Fuels Corporation
Progress Rail                        Progress Rail Services Corporation
Progress Telecom                     Progress Telecommunications Corporation
Progress Ventures, Inc.              Legal entity holding certain non-regulated operations and part of Progress
                                     Energy's Progress Ventures business segment
PUHCA                                Public Utility Holding Company Act of 1935, as amended
RTO                                  Regional Transmission Organization
SEC                                  United States Securities and Exchange Commission
Section 29                           Section 29 of the Internal Revenue Service Code
SFAS                                 Statements of Financial Accounting Standards
The Trust                            FPC Capital I

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

The matters discussed throughout this combined Form 10-Q that are not historical facts are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

In addition, forward-looking statements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, but not limited to, statements under the sub-heading "Other Matters" concerning synthetic fuel tax credits and regulatory developments.

Any forward-looking statement speaks only as of the date on which such statement is made, and Florida Progress and Florida Power undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission, the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Energy, the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935, as amended and the Florida Public Service Commission), particularly legislative and regulatory initiatives regarding the restructuring of the electricity industry or potential national deregulation legislation; the outcome of legal and administrative proceedings, including proceedings before our principal regulators, and the impact of the settlement of Florida Power's rate case; risks associated with operating nuclear power facilities, availability of nuclear waste storage facilities, and nuclear decommissioning costs; terrorist threats and activities, economic uncertainty caused by such activities on the United States, and potential adverse reactions to United States anti-terrorism activities; changes in the economy of areas served by Florida Progress and Florida Power; the extent to which we are able to obtain adequate and timely rate recovery of costs, including potential stranded costs arising from the restructuring of the electricity industry; weather conditions and catastrophic weather-related damage; general industry trends, changes in technology, increased competition from energy and gas suppliers, and market demand for energy; inflation and capital market conditions; realization of cost savings related to synergies resulting from acquisition by Progress Energy and the success of our direct and indirect subsidiaries; the extent to which we are able to continue to use tax credits associated with the operations of the synthetic fuel facilities; and unanticipated changes in operating expenses and capital expenditures.

All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Florida Progress or Florida Power. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on Florida Progress or Florida Power.



                          PART I. FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

                          Florida Progress Corporation
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2002

CONSOLIDATED STATEMENTS of INCOME

(Unaudited)                                                        Three Months Ended            Six Months Ended
                                                                        June 30,                     June 30,
(In thousands)                                                     2002             2001      2002               2001
------------------------------------------------------------ -------------  ------------- ---------------  -------------
Operating Revenues
   Electric                                                     $ 765,923      $ 783,660     $ 1,452,364    $ 1,594,133
   Diversified businesses                                         359,198        349,988         666,435        684,426
------------------------------------------------------------ -------------  ------------- ---------------  -------------
      Total Operating Revenues                                  1,125,121      1,133,648       2,118,799      2,278,559
------------------------------------------------------------ -------------  ------------- ---------------  -------------
Operating Expenses
   Fuel used in electric generation                               199,123        220,616         399,415        437,003
   Purchased power                                                133,767        126,603         241,731        252,222
   Other operation and maintenance                                149,983        119,815         281,317        230,681
   Depreciation and amortization                                   75,284         94,646         144,577        246,714
   Taxes other than on income                                      56,792         57,076         113,933        117,185
   Diversified businesses                                         381,369        384,772         706,341        735,369
------------------------------------------------------------ -------------  ------------- ---------------  -------------
        Total Operating Expenses                                  996,318      1,003,528       1,887,314      2,019,174
------------------------------------------------------------ -------------  ------------- ---------------  -------------
Operating Income                                                  128,803        130,120         231,485        259,385
------------------------------------------------------------ -------------  ------------- ---------------  -------------
Other Income (Expense)
   Interest income                                                  3,154          2,164           3,875          3,927
   Other, net                                                     (5,842)        (5,243)         (9,474)       (10,983)
 ------------------------------------------------------------ -------------  ------------- ---------------  -------------
        Total Other Income (Expense)                              (2,688)        (3,079)         (5,599)        (7,056)
------------------------------------------------------------ -------------  ------------- ---------------  -------------
Income before Interest Charges and Income Taxes                   126,115        127,041         225,886        252,329
------------------------------------------------------------ -------------  ------------- ---------------  -------------
Interest Charges
   Gross interest charges                                          47,779         48,361          95,310         99,907
   Allowance for borrowed funds used during construction            (574)          (111)         (1,033)          (204)
------------------------------------------------------------ -------------  ------------- ---------------  -------------
Net Interest Charges                                               47,205         48,250          94,277         99,703
------------------------------------------------------------ ------------- ------------- ---------------  -------------
Income from Continuing Operations before Income Taxes              78,910         78,791         131,609        152,626
Income Taxes (Benefit)                                           (11,446)       (23,109)        (34,520)       (24,899)
------------------------------------------------------------ -------------  ------------- ---------------  -------------
Income from Continuing Operations                                  90,356        101,900         166,129        177,525
Discontinued Operations, net of tax (Note 3):
  Loss from discontinued operations                                     -       (12,089)               -       (11,726)
------------------------------------------------------------ -------------  ------------- ---------------  -------------
Net Income                                                       $ 90,356       $ 89,811      $  166,129      $ 165,799
------------------------------------------------------------ -------------  ------------- ---------------  -------------

See Notes to Interim Financial Statements.





Florida Progress Corporation
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)                                                     June 30,       December 31,
Assets                                                               2002             2001
------------------------------------------------------------------------------------------------
Utility Plant
  Electric utility plant in service                             $  7,206,421     $  7,151,729
  Accumulated depreciation                                       (4,083,609)      (3,984,308)
------------------------------------------------------------------------------------------------
        Utility plant in service, net                              3,122,812        3,167,421
  Held for future use                                                  7,921            8,274
  Construction work in progress                                      404,033          292,883
  Nuclear fuel, net of amortization                                   51,388           62,536
------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                   3,586,154        3,531,114
------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                           25,191            5,201
  Accounts receivable                                                375,276          357,038
  Unbilled accounts receivable                                        74,919           63,080
  Receivable from affiliates                                          39,971           26,976
  Notes receivable from affiliates                                     9,723                -
  Taxes receivable                                                     4,331           14,761
  Deferred income taxes                                               21,070           32,334
  Inventory                                                          520,610          485,891
  Deferred fuel cost                                                   5,186           15,147
  Prepayments                                                         26,676           10,748
  Other current assets                                                34,243           48,175
------------------------------------------------------------------------------------------------
        Total Current Assets                                       1,137,196        1,059,351
------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                                  138,908          157,725
  Unamortized debt expense                                            20,355           21,021
  Nuclear decommissioning trust funds                                409,853          406,100
  Diversified business property, net                                 869,438          669,078
  Miscellaneous other property and investments                       109,769          117,535
  Prepaid pension costs                                              215,466          202,167
  Other assets and deferred debits                                   170,670          147,713
------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                     1,934,459        1,721,339
------------------------------------------------------------------------------------------------
         Total Assets                                            $ 6,657,809      $ 6,311,804
------------------------------------------------------------------------------------------------
Capitalization and Liabilities
------------------------------------------------------------------------------------------------
Capitalization
  Common stock                                                   $ 1,608,437      $ 1,409,034
  Retained earnings                                                  672,735          666,201
  Accumulated other comprehensive loss                               (2,683)          (2,985)
------------------------------------------------------------------------------------------------
         Total Common Stock Equity                                 2,278,489        2,072,250
  Preferred stock of subsidiaries-not subject to mandatory
      redemption                                                      33,497           33,497
  Unsecured note with Parent                                         500,000          500,000
  Long-term debt, net                                              2,024,909        2,143,934
------------------------------------------------------------------------------------------------
        Total Capitalization                                       4,836,895        4,749,681
------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                  102,860           88,053
  Accounts payable                                                   286,930          285,524
  Payable to affiliates                                              133,055          116,520
  Notes payable to affiliates                                        292,009          147,583
  Interest accrued                                                    66,705           67,861
  Customer deposits                                                  123,060          118,285
  Accrued taxes other than on income                                  75,196           16,361
  Other current liabilities                                          113,521          128,004
------------------------------------------------------------------------------------------------
        Total Current Liabilities                                  1,193,336          968,191
------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                  203,633          165,816
  Accumulated deferred investment tax credits                         50,501           54,387
  Regulatory liabilities                                              48,746           45,643
  Other liabilities and deferred credits                             324,698          328,086
------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                 627,578          593,932
------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 11)
------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                    $ 6,657,809      $ 6,311,804
------------------------------------------------------------------------------------------------
See Notes to Interim Financial Statements.




Florida Progress Corporation
CONSOLIDATED STATEMENTS of CASH FLOWS                                                      Six Months Ended
(Unaudited)                                                                                     June 30,
(In thousands)                                                                            2002             2001
-----------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                               $ 166,129         $ 165,799
Adjustments to reconcile net income to net cash provided by operating activities:
      Income from discontinued operations                                                        -            (2,682)
      Estimated loss on disposal of discontinued operations                                      -            14,408
      Depreciation and amortization                                                        189,555           288,497
      Deferred income taxes and investment tax credits, net                                 22,950            22,518
      Deferred fuel cost                                                                     9,961             4,222
      Changes in working capital, net of effects from sale or acquisition of business
         Net increase in accounts receivable                                               (38,231)          (27,375)
         Net increase in inventories                                                       (35,639)          (85,123)
         Net (increase) decrease in prepaids and other current assets                       (2,179)            9,353
         Net increase (decrease) in accounts payable                                        11,681            (5,195)
         Net increase in other current liabilities                                          23,000            28,412
      Other                                                                                  9,373           (75,314)
-----------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                         356,600           337,520
-----------------------------------------------------------------------------------------------------------------------
Investing Activities:
Utility property additions                                                                (187,979)         (121,701)
Diversified business property additions                                                    (62,688)          (47,307)
Nuclear fuel additions                                                                        (108)          (33,058)
Proceeds from sale of asset                                                                      -             5,532
Acquisition, net of cash acquired                                                          (17,355)                -
Other investing activities                                                                  (7,427)          (15,115)
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                           (275,557)         (211,649)
-----------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds from issuance of long-term debt                                                         -                87
Net decrease in commercial paper reclassified to long-term debt                            (47,420)                -
Net increase in intercompany notes                                                         134,703           147,590
Net decrease in short-term indebtedness                                                          -          (165,243)
Retirement of long-term debt                                                               (58,626)          (36,429)
Equity contribution from parent                                                             70,617            33,466
Dividends paid to parent                                                                  (159,595)         (109,224)
Other financing activities                                                                    (732)           (2,244)
-----------------------------------------------------------------------------------------------------------------------
           Net Cash Used in Financing Activities                                           (61,053)         (131,997)
-----------------------------------------------------------------------------------------------------------------------
Cash Used in Discontinued Operations                                                                             (17)
-----------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                        19,990            (6,143)
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of the Period                                         5,201            24,200
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                               $  25,191         $  18,057
-----------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period - interest (net of amount capitalized)            $  80,153         $  97,659
                                         income taxes (net of refunds)                   $  10,517         $ (86,670)
See Note 6 for non-cash investing and financing activities.

See Notes to Interim Financial Statements.







                            Florida Power Corporation
                          INTERIM FINANCIAL STATEMENTS
                                  June 30, 2002


STATEMENTS of INCOME                                         Three Months Ended           Six Months Ended
(Unaudited)                                                       June 30,                    June 30,
(In thousands)                                               2002          2001         2002             2001
-------------------------------------------------------- ------------- ------------- -------------- -------------
Operating Revenues
   Electric                                                 $ 765,923     $ 783,660   $  1,452,364   $ 1,594,133
Operating Expenses
   Fuel used in electric generation                           199,123       220,616        399,415       437,003
   Purchased power                                            133,767       126,603        241,731       252,222
   Operation and maintenance                                  149,983       119,815        281,317       230,681
   Depreciation and amortization                               75,284        94,646        144,577       246,714
   Taxes other than on income                                  56,792        57,076        113,933       117,185
-------------------------------------------------------- ------------- ------------- -------------- -------------
        Total Operating Expenses                              614,949       618,756      1,180,973     1,283,805
-------------------------------------------------------- ------------- ------------- -------------- -------------
Operating Income                                              150,974       164,904        271,391       310,328
-------------------------------------------------------- ------------- ------------- -------------- -------------
Other Income (Expense)
   Interest income                                                569           739          1,276           777
   Other, net                                                    (740)       (3,187)        (2,075)       (4,941)
-------------------------------------------------------- ------------- ------------- -------------- -------------
        Total Other Income (Expense)                             (171)       (2,448)          (799)       (4,164)
-------------------------------------------------------- ------------- ------------- -------------- -------------
Income before Interest Charges and Income Taxes               150,803       162,456        270,592       306,164
-------------------------------------------------------- ------------- ------------- -------------- -------------
Interest Charges
   Gross interest charges                                      28,624        27,945         57,363        57,033
   Allowance for borrowed funds used during construction         (574)         (111)        (1,033)         (204)
-------------------------------------------------------- ------------- ------------- -------------- -------------
Net Interest Charges                                           28,050        27,834         56,330        56,829
-------------------------------------------------------- ------------- ------------- -------------- -------------
Income before Income Taxes                                    122,753       134,622        214,262       249,335
Income Taxes                                                   45,622        49,933         79,010        92,662
-------------------------------------------------------- ------------- ------------- -------------- -------------
Net Income                                                     77,131        84,689        135,252       156,673
Dividends on Preferred Stock                                      378           378            756           756
-------------------------------------------------------- ------------- ------------- -------------- -------------
Earnings for Common Stock                                    $ 76,753      $ 84,311      $ 134,496     $ 155,917
-------------------------------------------------------- ------------- ------------- -------------- -------------
See Notes to Interim Financial Statements.







Florida Power Corporation
BALANCE SHEETS
(Unaudited)
(In thousands)                                                                June 30,          December 31,
Assets                                                                          2002                2001
---------------------------------------------------------------------------------------------------------------
Utility Plant
  Electric utility plant in service                                         $ 7,206,421          $ 7,151,729
  Accumulated depreciation                                                   (4,083,609)          (3,984,308)
---------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                         3,122,812            3,167,421
  Held for future use                                                             7,921                8,274
  Construction work in progress                                                 404,033              292,883
  Nuclear fuel, net of amortization                                              51,388               62,536
---------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                              3,586,154            3,531,114
---------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                       8,020                    -
  Accounts receivable                                                           205,034              185,562
  Unbilled accounts receivable                                                   74,919               63,080
  Receivable from affiliates                                                     15,190               16,424
  Notes receivable from affiliates                                                9,723              119,799
  Deferred income taxes                                                          21,070               32,334
  Inventory                                                                     205,246              188,630
  Deferred fuel cost                                                              5,186               15,147
  Prepayments and other current assets                                            8,942                4,336
---------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                    553,330              625,312
---------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                                             138,908              157,725
  Unamortized debt expense                                                       11,338               11,844
  Nuclear decommissioning trust funds                                           409,853              406,100
  Miscellaneous other property and investments                                   43,476               46,442
  Prepaid pension costs                                                         209,651              198,351
  Other assets and deferred debits                                               15,288               21,274
---------------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                                  828,514              841,736
---------------------------------------------------------------------------------------------------------------
         Total Assets                                                       $ 4,967,998          $ 4,998,162
---------------------------------------------------------------------------------------------------------------
Capitalization and Liabilities
---------------------------------------------------------------------------------------------------------------
Capitalization
  Common stock                                                              $ 1,081,257          $ 1,081,257
  Retained earnings                                                             925,284              950,387
---------------------------------------------------------------------------------------------------------------
        Total Common Stock Equity                                             2,006,541            2,031,644
  Preferred stock of subsidiaries-not subject to mandatory redemption            33,497               33,497
  Long-term debt, net                                                         1,501,007            1,619,280
---------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                  3,541,045            3,684,421
---------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                             101,937               32,000
  Accounts payable                                                              160,679              143,828
  Payable to affiliates                                                         126,556              189,817
  Taxes accrued                                                                  29,764                1,768
  Interest accrued                                                               54,383               54,440
  Customer deposits                                                             123,060              118,285
  Accrued taxes other than on income                                             66,892                9,202
  Other current liabilities                                                      48,182               57,778
---------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                               711,453              607,118
---------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                             406,853              394,828
  Accumulated deferred investment tax credits                                    49,999               53,875
  Regulatory liabilities                                                         48,746               45,643
  Other liabilities and deferred credits                                        209,902              212,277
---------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                            715,500              706,623
---------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 11)
---------------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                               $ 4,967,998          $ 4,998,162
---------------------------------------------------------------------------------------------------------------
See Notes to Interim Financial Statements.




Florida Power Corporation
STATEMENTS of CASH FLOWS                                                                Six Months Ended
(Unaudited)                                                                                  June 30,
(In thousands)                                                                        2002             2001
---------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                         $ 135,252        $ 156,673
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                  157,166          249,542
      Deferred income taxes and investment tax credits, net                           16,073            4,397
      Deferred fuel cost                                                               9,961            4,222
      Changes in working capital:
         Net increase in accounts receivable                                         (30,077)         (29,657)
         Net increase in inventories                                                 (16,616)         (37,809)
         Net (increase) decrease in prepaids and other current assets                 (4,606)           5,691
         Net increase (decrease) in accounts payable                                 (46,410)          16,487
         Net increase in other current liabilities                                    80,808           73,619
             Other                                                                    (4,786)         (78,760)
---------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                   296,765          364,405
---------------------------------------------------------------------------------------------------------------
Investing Activities:
Property additions                                                                  (187,979)        (121,701)
Nuclear fuel additions                                                                  (108)         (33,058)
Other investing activities                                                            (1,859)          (9,139)
---------------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                     (189,946)        (163,898)
---------------------------------------------------------------------------------------------------------------
Financing Activities:
Net increase in commercial paper reclassified to long-term debt                      (47,420)         (74,930)
Net increase (decrease) in intercompany notes                                        110,076          (10,353)
Retirement of long-term debt                                                          (1,100)          (1,000)
Dividends paid to parent                                                            (159,599)        (109,223)
Dividends paid on preferred stock                                                       (756)            (756)
---------------------------------------------------------------------------------------------------------------
           Net Cash Used in Financing Activities                                     (98,799)        (196,262)
---------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                              8,020            4,245
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of the Period                                       -            3,380
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                          $  8,020         $  7,625
---------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the period - interest (net of amount capitalized)                  $ 56,387         $ 59,519
                              income taxes (net of refunds)                         $ 10,348         $ 20,849

See Notes to Interim Financial Statements.





Florida Progress Corporation and Florida Power Corporation
NOTES TO INTERIM FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization.  Florida Progress Corporation (the Company or Florida Progress) is
-------------
a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). The Company became subject to the regulations of PUHCA when it was acquired by Progress Energy, Inc. (Progress Energy or the Parent). Florida Progress' two primary subsidiaries are Florida Power Corporation (Florida Power) and Progress Fuels Corporation (Progress Fuels).

Florida Power is a regulated public utility engaged in the generation, transmission, distribution and sale of electricity in portions of Florida. Florida Power is regulated by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC).

Progress Fuels is a diversified non-utility energy company, whose principal business segments are Energy & Related Services and Rail Services. Progress Fuels' Rail Services and the non-Florida portion of its Energy & Related Services operations report their results one-month in arrears, due to their wide-ranging geographical locations.

Basis  of  Presentation.  These  financial  statements  have  been  prepared  in
------------------------
accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the audited financial statements for the period ended December 31, 2001 and notes thereto included in Florida Progress' and Florida Power's Form 10-K for the year ended December 31, 2001.

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

NOTE 2.  FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company's principal business segment is Florida Power, an electric utility engaged in the generation, purchase, transmission, distribution and sale of electricity primarily in Florida. The other reportable business segments are Progress Fuels' Energy & Related Services and Rail Services. The Inland Marine Transportation business, formerly a business segment, was sold in November 2001 (See Note 3). The Energy & Related Services includes coal and synthetic fuel operations, natural gas production and sales, river terminal services and off-shore marine transportation. Rail Services' operations include railcar repair, rail parts reconditioning and sales, railcar leasing and sales, rail and track material sales, and scrap metal recycling. These activities include maintenance and reconditioning of salvageable scrap components of railcars, locomotive repair, right-of-way maintenance and operating manufacturing facilities for new rail cars. The other category consists primarily of Progress Telecommunications, the Company's telecommunications subsidiary, the Company's investment in FPC Capital Trust, which holds the Preferred Securities, and the holding company, Florida Progress Corporation. Progress Telecommunications markets wholesale fiber-optic based capacity service in the Eastern United States and also markets wireless structure attachments to wireless communication companies and governmental entities. Florida Progress allocates a portion of its operating expenses to business segments.



Financial data for business segments for the periods covered in this Form 10-Q are presented in the table below:

                                                              Energy and
                                                                Related         Rail
(In thousands)                                    Utility      Services      Services (a)       Other       Consolidated
----------------------------------------------- ------------ -------------- -------------- --------------- ---------------
Three months ended June 30, 2002:
  Revenues                                       $ 765,923       $ 84,288      $ 210,534         $64,376      $1,125,121
  Intersegment  revenues                             --           127,889            855       (128,744)        --
  Income (loss) from continuing operations          76,753         37,719          2,947        (27,063)          90,356
  Total assets                                   4,967,998        807,829        607,617         274,365       6,657,809
=============================================== ============ ============== ============== =============== ===============

                                                              Energy and
                                                                Related         Rail
                                                  Utility      Services      Services           Other       Consolidated
----------------------------------------------- ------------ -------------- -------------- --------------- ---------------
Three months ended June 30, 2001:
  Revenues                                       $ 783,660       $ 91,800      $ 225,861         $32,327      $1,133,648
  Intersegment  revenues                             --           111,896            541       (112,437)        --
  Income (loss) from continuing operations          84,311         38,242        (9,690)        (10,963)         101,900
  Total assets                                   4,925,985        438,526        802,536         255,981       6,423,028
=============================================== ============ ============== ============== =============== ===============

                                                              Energy and
                                                                Related         Rail
                                                  Utility      Services      Services (a)       Other       Consolidated
----------------------------------------------- ------------ -------------- -------------- --------------- ---------------
Six months ended June 30, 2002:
  Revenues                                      $1,452,364       $154,303     $  379,903       $ 132,229     $ 2,118,799
  Intersegment  revenues                           --             259,819          1,350       (261,169)        --
  Income (loss) from continuing operations         134,496         68,466          2,246        (39,079)         166,129
  Total assets                                   4,967,998        807,829        607,617         274,365       6,657,809
=============================================== ============ ============== =============  =============== ===============

                                                              Energy and
                                                                Related         Rail
                                                  Utility      Services      Services           Other       Consolidated
----------------------------------------------- ------------ -------------- ------------- ---------------- ---------------
Six months ended June 30, 2001:
  Revenues                                      $1,594,133      $ 176,488     $  450,026         $57,912      $2,278,559
  Intersegment  revenues                           --             192,412            578       (192,990)        --
  Income (loss) from continuing operations         155,917         67,423       (11,788)        (34,027)         177,525
  Total assets                                   4,925,985        438,526        802,536         255,981       6,423,028
=============================================== ============ ============== ============= ================ ===============
(a)      Rail Services' total segment assets at June 30, 2002, decreased from the prior year due to asset sales and impairments recorded in the fourth quarter of 2001.

NOTE 3.  DISCONTINUED OPERATIONS

On July 23, 2001, Progress Energy announced the disposition of the Inland Marine Transportation segment of the Company, which was operated by MEMCO Barge Line, Inc. Inland Marine provides transportation of coal, agricultural and other dry-bulk commodities as well as fleet management services. Progress Energy entered into a contract to sell MEMCO Barge Line, Inc., to AEP Resources, Inc., a wholly-owned subsidiary of American Electric Power. On November 1, 2001, the Company completed the sale of the Inland Marine Transportation segment.

The results of operations for the three and six months ended June 30, 2001, have been restated for the discontinued operations of the Inland Marine Transportation segment. The net income of these operations is reported in the Consolidated Statements of Income under discontinued operations.

Results for discontinued operations for the three and six months ended June 30, 2001, were as follows:

(in thousands)                                                         Three Months ended           Six Months ended
                                                                         June 30, 2001                June 30, 2001
                                                                  ------------------------     ----------------------
Revenues                                                           $               41,039       $             75,307
                                                                  ========================     ======================
Earnings before income taxes                                       $                3,800       $              4,530
Income taxes                                                                        1,481                      1,848
                                                                  ------------------------     ----------------------
Net earnings                                                                        2,319                      2,682
Estimated loss on disposal of discontinued operations,
    including provision of $5,468 for pre-tax operating income during phase-out period, (net of applicable income tax
    expense of $1,231)                                                            14,408)                   (14,408)
                                                                  ------------------------     ----------------------
Loss from discontinued operations                                  $             (12,089)       $           (11,726)
                                                                  ========================     ======================

NOTE 4.  IMPACT OF NEW ACCOUNTING STANDARD

During the second  quarter of 2001,  the Financial  Accounting  Standards  Board
(FASB) issued interpretations of Statements of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities," (SFAS No. 133) indicating that options in general cannot qualify for the normal purchases and sales exception, but provided an exception that allows certain electricity contracts, including certain capacity-energy contracts, to be excluded from the mark-to-market requirements of SFAS No. 133. The interpretations were effective July 1, 2001. Those interpretations did not require the Company to mark-to-market any of its electricity capacity-energy contracts currently outstanding. In December 2001, the FASB revised the criteria related to the exception for certain electricity contracts, with the revision to be effective April 1, 2002. The revised interpretation did not result in any significant changes to the Company's assessment of mark-to-market requirements for its current contracts. If an electricity or fuel supply contract in its regulated businesses is subject to mark-to-market accounting, there generally would be no income statement effect of the mark-to-market because such contracts are generally reflected in fuel adjustment clauses so that the contract's mark-to-market gain or loss would be recorded as a regulatory asset or liability. Any mark-to-market gains or losses in its non-regulated businesses would affect income unless those contracts qualify for hedge accounting treatment.

The application of the new rules is still evolving and further guidance from the FASB is expected, which could additionally impact the Company's financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement clarifies the criteria for recording of other intangible assets separately from goodwill. See Note 5 for more information.

The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in July 2001. This statement provides accounting requirements for retirement obligations associated with long-lived assets and is effective January 1, 2003. This statement requires that the present value of retirement costs for which the Company has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The liability is then accreted over time by applying an interest method of allocation to the beginning liability. The Company is in the process of identifying retirement obligations. Areas that are being reviewed include electric transmission and distribution, gas production and distribution, nuclear decommissioning, all generating facilities, coal mines, synthetic fuel facilities, terminals, telecommunication assets, and assets that require special handling under environmental regulations. The Company is also in the process of quantifying the obligations that have been identified under the measurement rules described in the standard. Florida Power does not expect there to be any impact on earnings from this statement. For unregulated companies, the Company currently cannot predict the earnings impact.

NOTE 5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement clarifies the criteria for recording of other intangible assets separately from goodwill. Effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is subject to at least an annual assessment for impairment by applying a two-step fair-value based test. This assessment could result in periodic impairment charges.

The Company has completed the first step of the initial transitional goodwill impairment test, which indicated that the Company's goodwill was not impaired as of January 1, 2002.

The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows:

                 (in thousands)
                 Balance as of January 1, 2002                $11,101
                 Acquisitions                                  33,747
                                                            ---------
                 Balance as of June 30, 2002                  $44,848

The acquired goodwill relates to the acquisition of Westchester Gas Company in April 2002 (see Note 6). As of June 30, 2002, all goodwill has been assigned to the Energy and Related Services segment.

As required by SFAS No. 142, the results for the prior year's periods have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted is presented below for the three and six months ended June 30, 2001, and the years ended December 31, 2001, 2000 and 1999.

                                  Three Months        Six Months        Year Ended        Year Ended         Year Ended
(in thousands)                        Ended             Ended              2001              2000               1999
                                  June 30, 2001     June 30, 2001
                                ------------------ ----------------- ----------------- ------------------ -----------------
Reported net income                 $ 89,811          $ 165,799         $ 244,331          $ 144,241         $ 314,897
Add back: Goodwill amortization          393              1,173             2,394              3,001             5,509
                                   ---------          ----------        ---------          ----------        ----------
Adjusted net income                 $ 90,204          $ 166,972         $ 246,725          $ 147,242         $ 320,406


The Company has no other significant intangible assets as of June 30, 2002, and December 31, 2001. Florida Power has no goodwill and no significant intangible assets as of June 30, 2002, and December 31, 2001.

NOTE 6. FUEL ACQUISITION

On April 26, 2002, Progress Fuels Corporation acquired 100% of Westchester Gas Company. The acquisition included approximately 215 producing natural gas wells, 52 miles of intrastate gas pipeline and 170 miles of gas-gathering systems located within a 25-miles radius of Jonesville, Texas, on the Texas-Louisiana border.

The aggregate  purchase price of  approximately  $153 million  consisted of cash consideration of approximately $22 million and the issuance of 2.5 million shares of Progress Energy common stock valued at approximately $129 million. The purchase price includes approximately $1.7 million of direct transaction costs. The purchase price was allocated primarily to fixed assets based on the preliminary fair values of the assets acquired. The excess of the purchase price over the preliminary fair value of the net identifiable assets and liabilities acquired has been recorded as goodwill. Based on this preliminary allocation, goodwill of approximately $34 million has been recorded. The preliminary purchase price allocation is subject to adjustment for changes in the preliminary assumptions and analyses used, pending additional information including final asset valuations and allocations to gas properties.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations for Westchester have been included in the Company's consolidated financial statements since the date of acquisition. The pro forma results of operations would not be materially different than the reported results of operations for the three and six months ended June 30, 2002, or for the comparable periods of the prior year.

NOTE 7.   COMPANY-OBLIGATED   MANDATORILY  REDEEMABLE  CUMULATIVE  QUARTERLY
          INCOME PREFERRED SECURITIES (QUIPS) OF A SUBSIDIARY TRUST HOLDING SOLELY FLORIDA PROGRESS GUARANTEED SUBORDINATED DEFERRABLE INTEREST NOTES

In April 1999, FPC Capital I (the Trust), an indirect wholly owned subsidiary of the Company, issued 12 million shares of $25 par cumulative Company-obligated mandatorily redeemable preferred securities (Preferred Securities) due 2039, with an aggregate liquidation value of $300 million and an annual distribution rate of 7.10%, payable quarterly. Currently, all 12 million shares of the Preferred Securities that were issued are outstanding. Concurrent with the issuance of the Preferred Securities, the Trust issued to Florida Progress Funding Corporation (Funding Corp.) all of the common securities of the Trust (371,135 shares), for $9.3 million. Funding Corp. is a direct wholly owned subsidiary of the Company.

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

NOTE 8.  FLORIDA POWER RATE CASE SETTLEMENT

On March 27, 2002, the parties in Florida Power's rate case entered into a Stipulation and Settlement Agreement (the Agreement) related to retail rate matters. The Agreement was approved by the Florida Public Service Commission
(FPSC) on April 23, 2002. The Agreement is generally effective from May 1, 2002 through December 31, 2005; provided, however, that if Florida Power's base rate earnings fall below a 10% return on equity, Florida Power may petition the FPSC to amend its base rates.

The Agreement provides that Florida Power will reduce its retail revenues from the sale of electricity by an annual amount of $125 million. The Agreement also provides that Florida Power will operate under a Revenue Sharing Incentive Plan (the Plan) through 2005, and thereafter until terminated by the FPSC, that establishes annual revenue caps and sharing thresholds. The Plan provides that retail base rate revenues between the sharing thresholds and the retail base rate revenue caps will be divided into two shares - a 1/3 share to be received by Florida Power's shareholders, and a 2/3 share to be refunded to Florida Power's retail customers; provided, however, that for the year 2002 only, the refund to customers will be limited to 67.1% of the 2/3 customer share. The retail base rate revenue sharing threshold amounts for 2002 will be $1,296 million and will increase $37 million each year thereafter. The Plan also provides that all retail base rate revenues above the retail base rate revenue caps established for each year will be refunded to retail customers on an annual basis. For 2002, the refund to customers will be limited to 67.1% of the retail base rate revenues that exceed the 2002 cap. The retail base revenue caps for 2002 will be $1,356 million and will increase $37 million each year thereafter.

The Agreement also provides that beginning with the in-service date of Florida Power's Hines Unit 2 and continuing through December 31, 2005, Florida Power will be allowed to recover through the fuel cost recovery clause a return on average investment and depreciation expense for Hines Unit 2, to the extent such costs do not exceed the Unit's cumulative fuel savings over the recovery period. Hines Unit 2 is a 516 MW combined-cycle unit under construction and currently scheduled for completion in late 2003.

Additionally, the Agreement provides that Florida Power will effect a mid-course correction of its fuel cost recovery clause to reduce the fuel factor by $50 million for the remainder of 2002. The fuel cost recovery clause will operate as it normally does, including, but not limited to any additional mid-course adjustments that may become necessary, and the calculation of true-ups to actual fuel clause expenses.

Florida Power will suspend accruals on its reserves for nuclear decommissioning and fossil dismantlement through December 31, 2005. Additionally, for each calendar year during the term of the Agreement, Florida Power will record a $62.5 million depreciation expense reduction, and may, at its option, record up to an equal annual amount as an offsetting accelerated depreciation expense. In addition, Florida Power is authorized, at its discretion, to accelerate the amortization of certain regulatory assets over the term of the Agreement. There was no accelerated depreciation expense recorded for the three and six months ended June 30, 2002.

Under the terms of the Agreement, Florida Power agreed to continue the implementation of its four-year Commitment to Excellence Reliability Plan and expects to achieve a 20% improvement in its annual System Average Interruption Duration Index by no later than 2004. If this improvement level is not achieved for calendar years 2004 or 2005, Florida Power will provide a refund of $3 million for each year the level is not achieved to 10% of its total retail customers served by its worst performing distribution feeder lines.

The Agreement also provides that Florida Power will refund to customers $35 million of revenues Florida Power collected during the interim period since March 13, 2001. This one-time retroactive revenue refund was recorded in the first quarter of 2002 and will be returned to retail customers over an eight-month period ending December 31, 2002.

NOTE 9.  FINANCING ACTIVITIES

In February 2002, $50 million of Progress Capital Holdings, Inc. (PCH) medium-term notes, 5.78% Series, matured. Progress Energy funded this maturity through the issuance of commercial paper.

On July 1, 2002, $30 million of Florida Power medium-term notes, 6.54% Series, matured. Florida Power funded this maturity through the issuance of commercial paper.

On July 11, 2002, Florida Power announced the redemption of $108.55 million principal amount of Citrus County Pollution Control Refunding Revenue Bonds, Series 1992 A Due January 1, 2027, $90 million principal amount of Citrus County Pollution Control Refunding Revenue Bonds, Series 1992 B Due February 1, 2022, and $10.115 million principal amount of Pasco County Pollution Control Refunding Revenue Bonds, Series 1992A Due February 1, 2022, at 102% of the principal amount of such bonds and $32.2 million principal amount of Pinellas County Pollution Control Refunding Revenue Bonds, Series 1991 Due December 1, 2014 at 101% of the principal amount of such bonds. These redemptions were finalized on August 12, 2002.

On July 16, 2002, Florida Power issued $108.55 million principal amount of Citrus County Pollution Control Revenue Refunding Bonds, Series 2002A Due January 1, 2027, $100.115 million principal amount of Citrus County Pollution
Control Revenue Refunding Bonds, Series 2002B Due January 1, 2022 and $32.2 million principal amount of Citrus County Pollution Control Revenue Refunding Bonds, Series 2002C Due January 1, 2018. Proceeds from this issuance were used to redeem Florida Power's pollution control revenue refunding bonds above.

NOTE 10.  COMPREHENSIVE INCOME

Comprehensive income for Florida Progress for the three and six months ended June 30, 2002, was $91.1 million and $166.4 million, respectively. Comprehensive income for Florida Progress for the three and six months ended June 30, 2001, was $89.8 million and $165.5 million, respectively. Items of other comprehensive income for the three and six-month periods consisted primarily of foreign currency translation adjustments. Florida Power does not have any items of other comprehensive income.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Contingencies

1) Impairment of Long-Lived Assets - Due to the recent decline of the telecommunications industry, the Company has initiated a valuation study to assess the recoverability of Progress Telecom's long-lived assets, which totaled approximately $288 million at June 30, 2002. The Company expects to record an impairment in the third quarter. Progress Telecom is currently providing broadband services to WorldCom Inc. and its subsidiaries. Due to WorldCom Inc.'s bankruptcy filing in July 2002, the Company is assessing what impact, if any, the WorldCom Inc. developments will have on Progress Telecom's operations. The Company does not expect the WorldCom Inc. developments to have a material impact on its consolidated results of operations, financial position or cash flows.

2) IRS Audit - One of Progress Fuels' synthetic fuel entities, Colona Synfuel Limited Partnership, L.L.L.P., is being audited by the IRS. The Company has been allocated approximately $202 million in tax credits to date for this synthetic fuel entity. In management's opinion, the Company is complying with all the necessary requirements to be allowed such credits and believes it is likely, although it cannot provide certainty, that it will prevail if challenged by the IRS on any credits taken. The timing for the ultimate disposition of this audit is uncertain.

3) Claims and Uncertainties -- The Company is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The lead or sole regulatory agency that is responsible for a particular former coal tar site depends largely upon the state in which the site is located. There are several MGP sites to which Florida Power has some connection. In this regard, Florida Power, with other potentially responsible parties, is participating in investigating and, if necessary, remediating former coal tar sites with several regulatory agencies, including, but not limited to, the U.S. Environmental Protection Agency (EPA) and the FDEP. In addition, the Company is periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in site, other than MGP sites, that may require investigation and/or remediation.

There are two former MGP sites and 8 other active waste sites or categories of sites associated with Florida Power that have required or are anticipated to require investigation and/or remediation costs. As of June 30, 2002, Florida Power has accrued approximately $8.4 million for probable and reasonably estimable costs at these sites. Florida Power believes that the maximum liability it can currently estimate on these sites is $12.9 million. As more activity occurs at these sites, Florida Power will assess the need to adjust the accruals. These accruals have been recorded on an undiscounted basis. Florida Power measures its liability for these sites based on available evidence including its experience in investigation and/or remediation of contaminated sites, which includes assessing and developing cost-sharing arrangements with other potentially responsible parties. A rollforward of the balance in this accrual is not provided due to the immateriality of this activity in the periods presented.

As part of the sale of the Inland Marine Transportation segment to AEP Resources in 2001, Florida Progress established an accrual to address liabilities which may result from known and unknown environmental liabilities but primarily to address contamination in soil and potentially groundwater at one site. The balance in this accrual is $9.9 million at June 30, 2002. Florida Progress estimates that its maximum contractual liability to AEP Resources associated with Inland Marine Transportation segment is $60 million. These accruals have been determined on an undiscounted basis. Florida Progress measures its liability for this site based on estimable and probable remediation scenarios. A rollforward of the balance in this accrual is not provided due to the immateriality of this activity for the periods presented. The Company believes that it is reasonably possible that additional costs, which cannot be currently estimated, may be incurred related to the environmental indemnification provision beyond the amounts accrued. The Company cannot predict the outcome of this matter.

The Company is also currently in the process of assessing potential costs and exposures at other sites it has been notified of. As the assessments are developed and analyzed, the Company will accrue costs for the sites to the extent the costs are probable and can be reasonably estimated.

There has been and may be further proposed federal legislation requiring reductions in air emissions for nitrogen oxides, sulfur dioxide, carbon dioxide and mercury setting forth national caps and emission levels over an extended period of time. This national multi-pollutant approach would have significant costs which could be material to the Company's consolidated financial position or results of operations. Some companies may seek recovery of the related cost through rate adjustments or similar mechanisms. The Company cannot predict the outcome of this matter.

The EPA has been conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. Florida Power was asked to provide information to the EPA as part of this initiative and cooperated in providing the requested information. The EPA has initiated enforcement actions against other utilities as part of this initiative, some of which have resulted in or may result in settlement agreements, ranging from $1.0 billion to $1.4 billion. A utility that was not subject to a civil enforcement action settled its New Source Review issues with the EPA for $300 million. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related costs through rate adjustments. The Company cannot predict the outcome of this matter.

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

LEGAL MATTERS

Age Discrimination Suit -- Florida Power and Florida Progress have been named defendants in an age discrimination lawsuit. The number of plaintiffs remains at 116, but four of those plaintiffs have had their federal claims dismissed and 74 others have had their state age claims dismissed. While no dollar amount was requested, each plaintiff seeks back pay, reinstatement or front pay through their projected dates of normal retirement, costs and attorneys' fees. In October 1996, the Federal Court approved an agreement between the parties to provisionally certify this case as a class action suit under the Age Discrimination in Employment Act. Florida Power filed a motion to decertify the class and in August 1999, the Court granted Florida Power's motion. In October 1999, the judge certified the question of whether the case should be tried as a class action to the Eleventh Circuit Court of Appeals for immediate appellate review. In December 1999, the Court of Appeals agreed to review the judge's order decertifying the class. In anticipation of a potential ruling decertifying the case as a class action, plaintiffs filed a virtually identical lawsuit, which identified all opt-in plaintiffs as named plaintiffs. On July 5, 2001, the Eleventh Circuit Court of Appeals ruled that as a matter of law, disparate claims cannot be brought under the Americans with Disabilities Act (ADEA). This ruling has the effect of decertifying the case as a class action. On October 3, 2001, the plaintiffs filed a petition in the United States Supreme Court, requesting a hearing of the case, on the issue of whether disparate claims can be brought under the ADEA. On December 3, 2001, the United States Supreme Court agreed to hear the case. Oral arguments on the issue were held on March 20, 2002. On April 1, 2002, the U.S. Supreme Court issued a per curiam affirmed order in the case stating they had improvidently granted the oral argument and they would uphold the ruling of the Eleventh Circuit Court of Appeals. Therefore, the case will remain decertified. As a result of the decertification, the trial court has grouped the plaintiffs cases to be tried. The trial for the first set of twelve plaintiffs began on July 22, 2002. The jury entered a verdict in favor of Florida Power in that trial on August 9, 2002. The other plaintiffs' trial dates have not been set. The Company cannot predict the outcome of this matter.

In December 1998, during mediation in this age discrimination suit, plaintiffs alleged damages of $100 million. Company management, while not believing plaintiffs' claim to have merit, offered $5 million in an attempt to settle all claims. Plaintiffs rejected that offer. Florida Power and the plaintiffs engaged in informal settlement discussions, which terminated on December 22, 1998. As a result of the plaintiffs' claims, management has identified a probable range of $5 million to $100 million with no amount within that range a better estimate of probable loss than any other amount; accordingly, Florida Power has accrued $5 million. In December 1999, Florida Power also recorded an accrual of $4.8 million for legal fees associated with defending its position in these proceedings. There can be no assurance that this litigation will be settled, or if settled, that the settlement will not exceed $5 million. Additionally, the ultimate outcome, if all cases are litigated, cannot presently be determined.

Franchise Litigation -- Seven cities, with a total of approximately 59,000 customers, have sued Florida Power in various circuit courts in Florida. The lawsuits principally seek 1) a declaratory judgment that the cities have the right to purchase Florida Power's electric distribution system located within the municipal boundaries of the cities, 2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and 3) injunctive relief requiring Florida Power to continue to collect from Florida Power's customers and remit to the cities, franchise fees during the pending litigation, and as long as Florida Power continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which Florida Power had agreed to collect such fees. Three circuit courts have entered orders requiring arbitration to establish the purchase price of Florida Power's electric distribution facilities within three cities. One appellate court has held that one city has the right to determine the value of Florida Power's facilities within the city through arbitration. To date, no city has attempted to actually exercise the right to purchase any portion of Florida Power's electric distribution system, nor has there been any proceeding to determine the value at which such a purchase could be made. Arbitration in one of the cases is scheduled to occur in the third quarter of 2002. In July 2002, Florida Power reached a settlement with one of the cities and signed a new franchise agreement that includes a purchase option at the end of the 30-year agreement. The Company cannot predict the outcome of these matters.

Other Legal Matters -- Florida Progress and Florida Power are involved in various other claims and legal actions arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, accruals have been made in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect upon either company's consolidated financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Florida Progress' consolidated income from continuing operations was $90.4 million for the three months ended June 30, 2002, compared to earnings of $101.9 million for the same period in 2001. Florida Progress' consolidated income from continuing operations for the six months ended June 30, 2002 was $166.1 million compared to earnings of $177.5 million for the same period in 2001.

Business segment results and the factors affecting them are discussed below:

FLORIDA POWER CORPORATION

Florida Power, the largest subsidiary of Florida Progress, reported earnings for common stock of $76.8 million for the second quarter of 2002, compared to $84.3 million for the comparable period in 2001. For the six months ended June 30, 2002, Florida Power reported earnings for common stock of $134.5 million compared to $155.9 million for the comparable period in 2001. Florida Power's earnings for the three and six months ended June 30, 2002, were negatively affected by the outcome of the Florida Power rate case settlement, which included a one-time retroactive revenue refund of $35 million, $21 million after tax, recorded in the first quarter of 2002, as well as a decrease in retail rates, which was partially offset by reductions in depreciation in accordance with the settlement. See Note 8 to the Interim Financial Statements for additional information on the settlement. In addition, Florida Power results for the three months and six months ended were negatively affected by increase in operations and maintenance expense as described more fully below.

Florida Power's electric revenues for the three and six months ended June 30, 2002 and 2001 and the percentage change by customer class are as follows (in millions):

--------------------------------------- --------------------------------------- ----------------------------------------
                                             Three Months Ended June 30,               Six Months Ended June 30,
                                        --------------------------------------- ----------------------------------------
           Customer Class                   2002       % Change       2001          2002        % Change       2001
--------------------------------------- ------------- ------------ ------------ ------------- ------------- ------------
Residential                                $395.6         2.5%       $386.0        $774.8         (1.3)%      $784.9
Commercial                                  183.4        (4.7)        192.5         350.2         (0.3)        351.4
Industrial                                   55.1        (6.9)         59.2         105.1         (6.7)        112.6
Governmental                                 43.5        (1.6)         44.2          83.5          1.8          82.0
Retroactive Retail Revenue Refund              -           -             -          (35.0)          -             -
--------------------------------------- ------------- ------------ ------------ ------------- ------------- ------------
    Total Retail Revenues                   677.6        (0.6)        681.9       1,278.6         (3.9)      1,330.9
Wholesale                                    55.8       (10.3)         62.2         108.3        (32.3)        159.9
Unbilled                                      5.4          -           17.5          11.8           -           (4.8)
Miscellaneous                                27.1        22.6          22.1          53.7        (50.3)        108.1
--------------------------------------- ------------- ------------ ------------ ------------- ------------- ------------
    Total Electric Revenues                $765.9        (2.3)%      $783.7      $1,452.4         (8.9)%    $1,594.1
--------------------------------------- ------------- ------------ ------------ ------------- ------------- ------------

Florida Power's electric energy sales for the three and six months ended June 30, 2002 and 2001, and the percentage change by customer class are as follows (in thousands of mWh):


--------------------------------------- --------------------------------------- ----------------------------------------
                                             Three Months Ended June 30,               Six Months Ended June 30,
                                        --------------------------------------- ----------------------------------------
            Customer Class                  2002       % Change       2001          2002        % Change       2001
--------------------------------------- ------------- ------------ ------------ ------------- ------------- ------------
Residential                                 4,515        11.1%        4,063         8,575          1.2%        8,472
Commercial                                  2,857         2.8         2,780         5,313          2.1         5,203
Industrial                                    994        (1.6)        1,010         1,876         (5.7)        1,989
Governmental                                  715         5.9           675         1,335          3.4         1,291
--------------------------------------- ------------- ------------ ------------ ------------- ------------- ------------
    Total Retail Energy Sales               9,081         6.5         8,528        17,099          0.8        16,955
Wholesale                                     976        (7.9)        1,060         1,956        (16.6)        2,346
Unbilled                                      443          -            555           474           -             59
--------------------------------------- ------------- ------------ ------------ ------------- ------------- ------------
    Total mWh sales                        10,500         3.5%       10,143        19,529          0.9%       19,360
--------------------------------------- ------------- ------------ ------------ ------------- ------------- ------------

As a result of the settlement of the Florida Power rate case, effective May 1, 2002, Florida Power reduced its rates by 9.25%. The effect of this reduction was to reduce revenue by $20.6 million for the second quarter of 2002. Partially offsetting the decrease in rates and one-time refund as part of the settlement detailed above were the impacts of favorable weather and customer growth. In addition, revenues for the first six months of 2002 decreased when compared to the same period in the prior year due to the recognition of $63 million of deferred revenue in the first quarter of 2001, which is included in miscellaneous revenues in the table above. In 2001, the deferred revenues were offset by accelerated amortization of the Tiger Bay regulatory asset, discussed below, and therefore, had no earnings impact.

Fuel used in generation and purchased power decreased $14.3 million and $48.1 million for the three and six months ended June 30, 2002, when compared to $347.2 million and $689.2 million, respectively, for the same periods in the prior year, primarily due to lower oil and gas prices, partially offset by an increase in coal prices. In addition, the decrease for the three months ended June 30, 2002, was due to the lowered recovery of fuel expense as part of the mid-course correction of Florida Power's fuel cost recovery clause as part of the settlement. Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, have no material impact on operating results.

Operations and maintenance expense increased by $30.2 million and $50.6 million for the three and six months ended June 30, 2002, respectively, when compared to operations and maintenance expense of $119.8 million and $230.7 million, respectively, for the same periods in the prior year. These amounts have increased due to a decreased pension credit in the current year ($12.2 million and $16.6 million lower for the three and six months ended June 30, 2002); increased other employee benefit costs, primarily driven by medical costs (approximately $3 million and $6 million for the three and six months ended June 30, 2002); increased spending related to system reliability, including the Commitment to Excellence program aimed at increasing Florida Power's customer satisfaction ($7.8 million and $13.0 million for the three and six months ended June 30, 2002); and increased support charges from the Service Company as a result of lower vacancy rates in the prior year subsequent to the FPC acquisition.

Depreciation and amortization expense decreased by $19.4 million and $102.1 million for the three and six months ended June 30, 2002, when compared to expense of $94.6 million and $246.7 million, respectively, for the same periods in the prior year. The Florida Power rate case settlement provides for ongoing reductions in depreciation, nuclear decommissioning and fossil dismantlement costs that reduced the amount of depreciation recorded by $19.6 million and $39.2 million for the three and six months ended June 30, 2002, respectively. In addition, the first half of 2001 depreciation includes $63 million of accelerated amortization on the Tiger Bay regulatory asset associated with deferred revenue from 2000.

PROGRESS FUELS CORPORATION

Progress  Fuels  makes  up  the  majority  of  Florida   Progress'   diversified
operations. The results of operations for Progress Fuels' Energy and Related Services and Rail Services units are discussed below.

Energy and Related  Services - Earnings at the Energy and Related Services Group
----------------------------
decreased $0.5 million for the three months ended June 30, 2002, and increased $1.0 for the six months ended June 30, 2002, when compared to the same periods in the prior year. The Energy and Related Services segment sold 2.1 million and
3.6 million tons of synthetic fuel for the three and six months ended June 30, 2002, respectively, compared to 2.1 million and 3.9 million tons, respectively, for the same periods in the prior year. The sales resulted in tax credits of $55.8 million and $99.7 million being recorded for the three and six months ended June 30, 2002, respectively, compared to tax credits of $58.8 million and $103.2 million, respectively, for the same periods in the prior year. The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 of the Code. See "Synthetic Fuels" under OTHER MATTERS below for additional discussion of these tax credits.

Rail Services - Results in the Rail Services  group  improved  $12.6 million and
-------------
$14.0 million for the three and six months ended June 30, 2002, respectively, when compared to net losses of $9.7 million and $11.8 million, respectively, for the same periods in the prior year. Rail Services 2001 operations were negatively affected by the significant downturn in the domestic scrap market and the continuing weak market for railcar parts. Rail Service's revenues decreased $15.0 million and $69.4 million for the three and six months ended June 30, 2002 due to the continued weak business environment. In addition, Rail Services' transition from acting as a scrap reseller in 2001 to acting as a scrap resale agent in 2002 and asset sales in 2001 decreased revenues. Corresponding decreases in operating costs and the impact of targeted cost cutting measures more than offset these revenue reductions.

OTHER

The other group includes telecommunications, holding company and financing expenses. The decreased loss over the first quarter of 2001 is due primarily to the intra-period income tax allocation adjustment. Generally accepted accounting principles require companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual rate. Income tax expense was increased by $19.0 million and $21.8 million for the three and six months ended June 30, 2002, respectively, in order to maintain an effective tax rate consistent with the estimated annual rate. Income tax expense was increased by $5.5 million and $20.4 million for the three and six months ended June 30, 2001, respectively. The tax credits associated with the Company's synthetic fuel operations lower the overall effective tax rate. These credits, along with seasonal earnings variations, can also cause large swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but have no effect on net income for the year.

Progress Telecom recorded revenues of $11.4 million and a net loss of $5.7 million for the quarter compared with revenues of $11.1 million and a net loss of $2.0 million for the same period last year. For the six months ended June 30, 2002, Progress Telecom recorded revenues of $22.4 million and a net loss of $9.7 compared with revenues of $21.3 million and a net loss of $4.0 million for the same period last year. Due to the recent decline of the telecommunications industry, the Company has initiated a valuation study to assess the recoverability of Progress Telecom's long-lived assets, which totaled approximately $288 million at June 30, 2002. The Company expects to record an impairment in the third quarter. Progress Telecom is currently providing broadband services to WorldCom Inc. and its subsidiaries. Due to WorldCom Inc.'s bankruptcy filing in July 2002, the Company is assessing what impact, if any, the WorldCom Inc. developments will have on Progress Telecom's operations. The Company does not expect the WorldCom Inc. developments to have a material impact on its consolidated results of operations, financial position or cash flows.

MATERIAL CHANGES IN LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows and Financing Activities

Cash provided by operating activities increased $19.1 million for the six months ended June 30, 2002, when compared to the corresponding period in the prior year. The increase in cash from operating activities for the 2002 period is due to changes in the balances of certain current assets and liabilities due to operational fluctuations.

Net cash used in investing activities increased $63.9 million for the six months ended June 30, 2002, when compared to the corresponding period in the prior year. This is primarily due to increased expenditures on Florida Power's construction program and the acquisition of Westchester Gas Company (See Note 6 to the Interim Financial Statements). During the first six months of 2002, $188.0 million was spent on the Florida Power construction program and $62.7 million was spent in diversified operations. The acquisition of Westchester Gas Company resulted in a net cash outflow of $17.4 million.

Net cash used in financing activities decreased $70.9 million for the six months ended June 30, 2002, when compared to the corresponding period in the prior year. The decrease is primarily due to the Company paying off $165.2 of short-term indebtedness in the prior year. This decrease was offset with increases in the net equity transactions with the parent and intercompany borrowings in the current year.

In February 2002, $50 million of Progress Capital Holding (PCH) medium-term notes, 5.78% Series, matured. Progress Energy funded this maturity through the issuance of commercial paper.

On March 28, 2002, Standard & Poor's affirmed Progress Energy's corporate credit rating of BBB+ and Florida Power's rating but revised the outlook for Progress Energy to negative from stable. S&P stated that its change in outlook reflects the increased business risk at Progress Energy's Progress Ventures business unit and lower-than-projected credit protection measures.

The change in outlook by the rating agency has not affected the Company's access to liquidity nor the cost of its short-term borrowings. The Company is committed to maintaining its current ratings and is currently assessing the situation with the rating agency to determine an appropriate course of action, if necessary, to address its concerns.

On July 1, 2002, $30 million of Florida Power medium-term notes, 6.54% Series, matured. Florida Power funded this maturity through the issuance of commercial paper.

On July 11, 2002, Florida Power announced the redemption of $108.55 million principal amount of Citrus County Pollution Control Refunding Revenue Bonds, Series 1992 A Due January 1, 2027, $90 million principal amount of Citrus County Pollution Control Refunding Revenue Bonds, Series 1992 B Due February 1, 2022, and $10.115 million principal amount of Pasco County Pollution Control Refunding Revenue Bonds, Series 1992A Due February 1, 2022, at 102% of the principal amount of such bonds and $32.2 million principal amount of Pinellas County Pollution Control Refunding Revenue Bonds, Series 1991 Due December 1, 2014 at 101% of the principal amount of such bonds. These redemptions were finalized on August 12, 2002.

On July 16, 2002, Florida Power issued $108.55 million principal amount of Citrus County Pollution Control Revenue Refunding Bonds, Series 2002A Due January 1, 2027, $100.115 million principal amount of Citrus County Pollution
Control Revenue Refunding Bonds, Series 2002B Due January 1, 2022 and $32.2 million principal amount of Citrus County Pollution Control Revenue Refunding Bonds, Series 2002C Due January 1, 2018. Proceeds from this issuance were used to redeem Florida Power's pollution control revenue refunding bonds above.

Future Commitments

As of June 30, 2002, both Florida Progress' and Florida Power's contractual cash obligations and other commercial commitments has not changed materially from what was reported in the 2001 Annual Report on Form 10-K.

OTHER MATTERS

Florida Power Rate Case Settlement

On March 27, 2002, the parties in Florida Power's rate case entered into a Stipulation and Settlement Agreement (the Agreement) related to retail rate matters. The Agreement was approved by the FPSC on April 23, 2002. The Agreement is generally effective from May 1, 2002 through December 31, 2005; provided, however, that if Florida Power's base rate earnings fall below a 10% return on equity, Florida Power may petition the FPSC to amend its base rates.

See Note 8 to the Interim Financial Statements for additional information on the Agreement.

Fuel Acquisition

On April 26, 2002, Progress Fuels finalized the acquisition of Westchester Gas Company, which includes approximately 215 producing natural gas wells, 52 miles of intrastate gas pipeline and 170 miles of gas-gathering systems. The aggregate purchase price of approximately $153 million consisted of cash consideration of approximately $22 million and the issuance of 2.5 million shares of Progress Energy common stock valued at approximately $129 million. The purchase price includes approximately $1.7 million of direct transaction costs. The properties are located within a 25-mile radius of Jonesville, Texas, on the Texas-Louisiana border. This transaction added 140 billion cubic feet (Bcf) of gas reserves to Progress Fuels' fuel business. See Note 6 to the Interim Financial Statements for additional information on this acquisition.

Synthetic Fuels Tax Credits

The Company, through Progress Fuels and its subsidiaries, produces synthetic fuel from coal. The production and sale of the synthetic fuel qualifies for tax credits under Section 29 of the Internal Revenue Code (Section 29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel. All of the Company's synthetic fuel facilities have received favorable private letter rulings from the Internal Revenue Service (IRS) with respect to their operations. These tax credits are subject to review by the IRS, and if the Company failed to prevail through the administrative or legal process, there could be a significant tax liability owed for previously taken
Section 29 credits, with a significant impact on earnings and cash flows. Tax credits for the year ended December 31, 2001 and the six months ended June 30, 2002, were $213.4 million and $99.7 million, respectively, offset by operating losses, net of tax, of $110.3 million and $43.2 million, respectively, for the same periods. One synthetic fuel entity, Colona Synfuel Limited Partnership, L.L.L.P., from which the Company has been allocated approximately $202 million in tax credits to date, is being audited by the IRS. Total Section 29 credits generated to date are approximately $503 million. In management's opinion, the Company is complying with the private letter rulings and all the necessary requirements to be allowed such credits under Section 29 and believes it is likely, although it cannot provide certainty, that it will prevail if challenged by the IRS on any credits taken. The current Section 29 tax credit program will expire in 2007.

Standard Market Design

On July 31, 2002, the Federal Energy Regulatory Commission (FERC) issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD NOPR). The proposed rules set forth in the SMD NOPR would require, among other things, that 1) all transmission owning utilities transfer control of their transmission facilities to an independent third party; 2) transmission service to bundled retail customers be provided under the
FERC-regulated transmission tariff, rather than state-mandated terms and condition; 3) new terms and conditions for transmission service be adopted nationwide, including new provisions for pricing transmission in the event of transmission congestion; 4) new energy markets be established for the buying and selling of electric energy; and 5) load serving entities be required to meet minimum criteria for generating reserves. If adopted as proposed, the rules set forth in the SMD NOPR would materially alter the manner in which transmission and generation services are provided and paid for. Progress Energy is reviewing the SMD NOPR and expects to file comments. Currently, comments are due to be filed on October 14, 2002. FERC also has indicated that it expects to issue final rules during the first quarter of 2003. The Company cannot predict the outcome of this rulemaking or the possible outcome of any further proceedings, including appeals, related to this matter.


Franchise Litigation

Seven cities, with a total of approximately 59,000 customers, have sued Florida Power in various circuit courts in Florida. The lawsuits principally seek 1) a declaratory judgment that the cities have the right to purchase Florida Power's electric distribution system located within the municipal boundaries of the cities, 2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and 3) injunctive relief requiring Florida Power to continue to collect from Florida Power's customers and remit to the cities, franchise fees during the pending litigation, and as long as Florida Power continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which Florida Power had agreed to collect such fees. Three circuit courts have entered orders requiring arbitration to establish the purchase price of Florida Power's electric distribution facilities within three cities. One appellate court has held that one city has the right to determine the value of Florida Power's facilities within the city through arbitration. To date, no city has attempted to actually exercise the right to purchase any portion of Florida Power's electric distribution system, nor has there been any proceeding to determine the value at which such a purchase could be made. Arbitration in one of the cases is scheduled to occur in the third quarter of 2002. In July 2002, Florida Power reached a settlement with one of the cities and signed a new franchise agreement that includes a purchase option at the end of the 30-year agreement. The Company cannot predict the outcome of these matters.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Florida Progress Corporation

Certain market risks are inherent in Florida Progress' financial instruments, which arise from transactions entered into in the normal course of business. Florida Progress' primary exposures are changes in interest rates with respect to long-term debt, commercial paper reclassified as long-term debt and fluctuations in the return on marketable securities with respect to its nuclear decommissioning trust funds. Florida Progress' exposure to return on marketable securities for the decommissioning trust funds has not changed materially since December 31, 2001. In addition, Florida Progress' exposure to changes in interest rates from the Company's fixed rate long-term debt, commercial paper reclassified as long-term debt, FPC mandatorily redeemable securities of trust and unsecured note with parent at June 30, 2002, was not materially different than at December 31, 2001.

Florida Power Corporation

Certain market risks are inherent in Florida Power's financial instruments, which arise from transactions entered into in the normal course of business. Florida Power's primary exposures are changes in interest rates with respect to long-term debt, commercial paper reclassified as long-term debt and fluctuations in the return on marketable securities with respect to its nuclear decommissioning trust funds. Florida Power's exposure to return on marketable securities for the decommissioning trust funds has not changed materially since December 31, 2001. In addition, Florida Power's exposure to changes in interest rates from its fixed rate long-term debt and commercial paper reclassified as long-term debt at June 30, 2002, was not materially different than at December 31, 2001.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

1. Wanda L. Adams, et al. v. Florida Power Corporation and Florida Progress Corporation, U.S. District Court, Middle District of Florida, Ocala Division, Case No. 95-123-C.V.-OC-10.

See prior discussion of this matter in the 2001 Form 10-K, Item 3, paragraph 2. On October 3, 2001, the plaintiffs filed a petition in the United States Supreme Court, requesting a hearing of the case, on the issue of whether disparate claims can be brought under the Americans with Disabilities Act (ADEA). On December 3, 2001, the United States Supreme Court agreed to hear the case. Oral arguments on the issue were held on March 20, 2002. On April 1, 2002, the U.S. Supreme Court issued a per curiam affirmed order in the case stating they had improvidently granted the oral argument and they would uphold the ruling of the Eleventh Circuit Court of Appeals. Therefore, the case will remain decertified. As a result of the decertification, the trial court has grouped the plaintiffs cases to be tried. The trial for the first set of twelve plaintiffs began on July 22, 2002. The jury entered a verdict in favor of Florida Power in that trial on August 9, 2002. The other plaintiffs' trial dates have not been set. The Company cannot predict the outcome of this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

       None

(b)    Reports on Form 8-K filed during or with respect to the quarter:

       Florida Progress Corporation and Florida Power Corporation

       None

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



                                        FLORIDA PROGRESS CORPORATION
                                        FLORIDA POWER CORPORATION
                                        (Registrants)




Date:  August 13, 2002                  By:  /s/ Peter M. Scott III
                                        ------------------------------------
                                        Peter M. Scott III
                                        Executive Vice President and
                                        Chief Financial Officer





                                        By:  /s/ Robert H. Bazemore, Jr.
                                        -----------------------------------
                                        Robert H. Bazemore, Jr.
                                        Vice President and Controller
                                        Chief Accounting Officer