Form 10-Q
period 2005-03-31
FLORIDA PROGRESS CORP; FLORIDA POWER CORP /
filed 2005-05-06
CIK 357261, 37637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from         to         .
                                             -------    -------

                 Exact name of registrants as specified in their charters, state
Commission       of incorporation, address of principal executive offices, and          I.R.S. Employer
File Number                              telephone number                             Identification Number

  1-8349                           Florida Progress Corporation                             59-2147112
                                    410 South Wilmington Street
                                  Raleigh, North Carolina 27601
                                     Telephone (919) 546-6111
                                 State of Incorporation: Florida



  1-3274                            Florida Power Corporation                               59-0247770
                               d/b/a Progress Energy Florida, Inc.
                                        100 Central Avenue
                                   St. Petersburg, Florida 33701
                                     Telephone (727) 820-5151
                                 State of Incorporation: Florida

                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No

Indicate  by check mark  whether  the  registrants  are  accelerated  filers (as
defined in Rule 12b-2 of the Exchange Act). Yes   No X

This combined Form 10-Q is filed separately by two registrants: Florida Progress Corporation and Florida Power Corporation d/b/a Progress Energy Florida, Inc.
(PEF). Information contained herein relating to either individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date. As of April 30, 2005, each registrant had the following shares of common stock outstanding:

           Registrant                          Description                              Shares

Florida Progress Corporation       Common Stock, without par value      98,616,658 (all of which were held
                                                                        by Progress Energy, Inc.)
PEF                                Common Stock, without par value      100 (all of which were held by
                                                                        Florida Progress Corporation)

Florida Progress Corporation and Florida Power Corporation meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

         FLORIDA PROGRESS CORPORATION AND PROGRESS ENERGY FLORIDA, INC.
                FORM 10-Q - For the Quarter Ended March 31, 2005



Glossary of Terms


Safe Harbor For Forward-Looking Statements


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

      Florida Progress Corporation

      Consolidated Statements of Income
      Consolidated Balance Sheets
      Consolidated Statements of Cash Flows

      Florida Power Corporation
      d/b/a Progress Energy Florida, Inc.

      Statements of Income
      Balance Sheets
      Statements of Cash Flows

Notes to Financial Statements
    Florida Progress Corporation and Florida Power Corporation d/b/a Progress Energy Florida, Inc.

Item 1.  Legal Proceedings

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits


Signatures

                                GLOSSARY OF TERMS


The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

       TERM                                                   DEFINITION

AFUDC                                     Allowance for funds used during construction
the Agreement                             Stipulation and Settlement Agreement related to retail rate matters
APB                                       Accounting Principles Board
ARO                                       Asset retirement obligation
AST                                       Advanced Separation Technology
Bcf                                       Billion cubic feet
CAIR                                      Clean Air Interstate Rule
CAMR                                      Clean Air Mercury Rule
Calgon                                    Calgon Carbon Corporation
CAMR                                      Clean air mercury rule
the Code                                  Internal Revenue Code
Colona                                    Colona Synfuel Limited Partnership, L.L.L.P.
the Company, Florida Progress or FPC      Florida Progress Corporation
CR3                                       PEF's nuclear generating plant, Crystal River Unit No. 3
DOE                                       United States Department of Energy
ECRC                                      Environmental Cost Recovery Clause
EIA                                       Energy Information Agency
EPA                                       United States Environmental Protection Agency
FASB                                      Financial Accounting Standards Board
FDEP                                      Florida Department of Environmental Protection
FERC                                      Federal Energy Regulatory Commission
FIN No. 45                                Financial Accounting Standards Board (FASB) Interpretation No. 45,
                                          "Guarantor's Accounting and Disclosure Requirements for Guarantees,
                                          Including Indirect Guarantees of Indebtedness of Others"
FIN No. 46R                               FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an
                                          Interpretation of ARB No. 51"
Financial Statements                      Florida Progress' Financial Statements and Progress Energy Florida's Financial Statements
                                          contained under ITEM 8 herein
Florida Power or the Utility              Florida Power Corporation d/b/a Progress Energy Florida, Inc.
FPSC                                      Florida Public Service Commission
GAAP                                      Accounting principles generally accepted in the United States of America
HLW                                       High Level Waste
IRS                                       Internal Revenue Service
MACT                                      Maximum Achievable Control Technology
MGP                                       Manufactured Gas Plant
MW                                        Megawatts
NOx                                       Nitrogen Oxide
NRC                                       United States Nuclear Regulatory Commission
OCI                                       Other comprehensive income
OPEB                                      Other postretirement benefits
PEF or the Utility                        Progress Energy Florida, Inc., formerly referred to as Florida Power Corporation
PFA                                       IRS Prefiling Agreement
PLRs                                      Private Letter Rulings
PRPs                                      Potentially Responsible Parties
Progress Energy or the Parent             Progress Energy, Inc.
Progress Fuels                            Progress Fuels Corporation, formerly Electric Fuels Corporation
Progress Rail                             Progress Rail Services Corporation
PTC                                       Progress Telecommunications Corporation
PT LLC                                    Progress Telecom LLC
PVI                                       Progress Ventures, Inc., formerly referred to as Energy Ventures, a business unit of
                                          Progress Energy
PUHCA                                     Public Utility Holding Company Act of 1935, as amended




RBCA or Global RBCA                       Risk-based corrective action
Rail                                      Rail Services
RCA                                       Revolving credit agreement
SEC                                       United States Securities and Exchange Commission
Section 29                                Section 29 of the Internal Revenue Service Code
Service Company                           Progress Energy Service Company, LLC
SFAS No. 71                               Statement of Financial Accounting Standards No. 71, "Accounting for the Effects
                                          of Certain Types of Regulation"
SFAS No. 123                              Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based
                                          Compensation"
SFAS No. 133                              Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
                                          and Hedging Activities"
SFAS No. 143                              Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement
                                          Obligations"
SFAS No. 148                              Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based
                                          Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123"
SNF                                       Spent Nuclear Fuel
SO2                                       Sulfur dioxide
the Trust                                 FPC Capital I

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This combined report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The matters discussed throughout this combined Form 10-Q that are not historical facts are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

In addition, forward-looking statements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, but not limited to, statements under the sub-heading "Results of Operations" about trends and uncertainties and "Liquidity and Capital Resources" concerning operating cash flows and future liquidity requirements.

Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made, and neither Florida Progress (the Company) nor Florida Power Corporation doing business as Progress Energy Florida, Inc. (PEF) undertakes any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: the impact of fluid and complex government laws and regulations, including those relating to the environment; deregulation or restructuring in the electric industry that may result in increased competition and unrecovered (stranded) costs; the uncertainty regarding the timing, creation and structure of GridFlorida or other regional transmission organizations; weather conditions that directly influence the demand for electricity; the Company's ability to recover through the regulatory process, and the timing of such recovery of, the costs associated with the four hurricanes that impacted our service territory in 2004 or other future significant weather events; recurring seasonal fluctuations in demand for electricity; fluctuations in the price of energy commodities and purchased power; economic fluctuations and the corresponding impact on the Company and its subsidiaries' commercial and industrial customers; the ability of the Company's subsidiaries to pay upstream dividends or distributions to it; the impact on the facilities and the businesses of the Company from a terrorist attack; the inherent risks associated with the operation of nuclear facilities, including environmental, health, regulatory and financial risks; the ability to successfully access capital markets on favorable terms; the ability of the Company to maintain its current credit ratings and the impact of the Company's financial condition and ability to meet its cash and other financial obligations in the event its credit ratings are downgraded below investment grade; the impact that increases in leverage and the affect it may have on the Company; the impact of derivative contracts used in the normal course of business by the Company; investment performance of pension and benefit plans; the Company's ability to control costs, including pension and benefit expense, and achieve its cost management targets for 2007; the availability and use of Internal Revenue Code Section 29 (Section 29) tax credits by synthetic fuel producers and the Company's continued ability to use Section 29 tax credits related to its coal and synthetic fuel businesses; the impact to the Company's financial condition and performance in the event it is determined the Company is not entitled to previously taken Section 29 tax credits; the impact of future accounting pronouncements regarding uncertain tax positions; the outcome of PEF's rate proceeding in 2005 regarding its future base rates; the Company's ability to manage the risks involved with the operation of its nonregulated plants, including dependence on third parties and related counter-party risks, and a lack of operating history; the Company's ability to manage the risks associated with its energy marketing operations; the outcome of any ongoing or future litigation or similar disputes and the impact of any such outcome or related settlements; and unanticipated changes in operating expenses and capital expenditures. Many of these risks similarly impact the Company's subsidiaries.

These and other risks are detailed from time to time in Florida Progress' and PEF's filings with the United States Securities and Exchange Commission (SEC). All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of the Company and PEF. Many, but not all of the factors that may impact actual results of the Company and PEF are discussed in the Risk Factors section of PEF's annual report on Form 10-K for the year ended December 31, 2004 which was filed with the SEC on March 16, 2005. You should carefully read this SEC report. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on Florida Progress and PEF.

                          PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

                          FLORIDA PROGRESS CORPORATION
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 March 31, 2005

UNAUDITED CONSOLIDATED STATEMENTS of INCOME
---------------------------------------------------------------------------------------
(in millions)
Three months ended March 31,                                         2005         2004
---------------------------------------------------------------------------------------
Operating revenues
   Utility                                                        $   848      $   784
   Diversified business                                               367          285
---------------------------------------------------------------------------------------
      Total operating revenues                                      1,215        1,069
---------------------------------------------------------------------------------------
Operating expenses
Utility
   Fuel used in electric generation                                   302          269
   Purchased power                                                    131          121
   Operation and maintenance                                          189          160
   Depreciation and amortization                                       70           69
   Taxes other than on income                                          67           62
Diversified business
    Cost of sales                                                     333          263
    Depreciation and amortization                                      23           20
    Gain on the sale of assets                                         (5)          (1)
    Other                                                              28           20
---------------------------------------------------------------------------------------
        Total operating expenses                                    1,138          983
---------------------------------------------------------------------------------------
Operating income                                                       77           86
---------------------------------------------------------------------------------------
Other income (expense)
   Interest income                                                      1            1
   Other, net                                                          (1)          (4)
---------------------------------------------------------------------------------------
        Total other expense                                             -           (3)
---------------------------------------------------------------------------------------
Interest charges
   Interest charges                                                    47           41
   Allowance for borrowed funds used during construction               (2)          (1)
---------------------------------------------------------------------------------------
        Total interest charges, net                                    45           40
---------------------------------------------------------------------------------------
Income from continuing operations before income taxes
    and minority interest                                              32           43
Income tax benefit                                                      5            5
---------------------------------------------------------------------------------------
Income from continuing operations before minority
    interest, net of tax                                               37           48
Minority interest in subsidiaries' loss (income), net of tax            8           (1)
---------------------------------------------------------------------------------------
Income from continuing operations                                      45           47
Discontinued operations, net of tax                                   (27)           8
---------------------------------------------------------------------------------------
Net income                                                        $    18      $    55
---------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.

FLORIDA PROGRESS CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------
                                                                           March 31,         December 31,
(in millions)                                                                  2005                 2004
-----------------------------------------------------------------------------------------------------------
ASSETS
Utility plant
  Utility plant in service                                                  $ 8,368              $ 8,387
  Accumulated depreciation                                                   (3,312)              (2,978)
-----------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                         5,056                5,409
  Held for future use                                                             8                    8
  Construction work in progress                                                 502                  420
  Nuclear fuel, net of amortization                                              73                   45
-----------------------------------------------------------------------------------------------------------
        Total utility plant, net                                              5,639                5,882
-----------------------------------------------------------------------------------------------------------
Current assets
  Cash and cash equivalents                                                      28                   24
  Receivables                                                                   482                  476
  Receivables from affiliated companies                                          32                   40
  Deferred income taxes                                                          35                   57
  Inventory                                                                     346                  341
  Deferred fuel cost                                                             72                   89
  Assets of discontinued operations                                               -                  590
  Prepayments and other current assets                                          101                   33
-----------------------------------------------------------------------------------------------------------
        Total current assets                                                  1,096                1,650
-----------------------------------------------------------------------------------------------------------
Deferred debits and other assets
  Regulatory assets                                                             491                  524
  Nuclear decommissioning trust funds                                           475                  463
  Diversified business property, net                                            589                  576
  Miscellaneous other property and investments                                  106                   95
  Other assets and deferred debits                                              519                  509
-----------------------------------------------------------------------------------------------------------
        Total deferred debits and other assets                                2,180                2,167
-----------------------------------------------------------------------------------------------------------
         Total assets                                                       $ 8,915              $ 9,699
-----------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
-----------------------------------------------------------------------------------------------------------
Common stock equity
  Common stock without par value                                            $ 1,726              $ 1,712
  Retained earnings                                                             994                  976
  Accumulated other comprehensive loss                                          (22)                  (7)
-----------------------------------------------------------------------------------------------------------
     Total common stock equity                                                2,698                2,681
-----------------------------------------------------------------------------------------------------------
Preferred stock of subsidiaries - not subject to mandatory redemption            34                   34
Minority interest                                                                34                   32
Long-term debt, affiliate                                                       440                  809
Long-term debt, net                                                           1,998                2,052
-----------------------------------------------------------------------------------------------------------
        Total capitalization                                                  5,204                5,608
-----------------------------------------------------------------------------------------------------------
Current liabilities
  Current portion of long-term debt                                              48                   49
  Accounts payable                                                              278                  333
  Payables to affiliated companies                                               84                   71
  Notes payable to affiliated companies                                         747                  431
  Short-term obligations                                                        153                  293
  Customer deposits                                                             140                  135
  Liabilities of discontinued operations                                          -                  152
  Other current liabilities                                                     337                  406
-----------------------------------------------------------------------------------------------------------
        Total current liabilities                                             1,787                1,870
-----------------------------------------------------------------------------------------------------------
Deferred credits and other liabilities
  Noncurrent income tax liabilities                                              63                   78
  Accumulated deferred investment tax credits                                    34                   36
  Regulatory liabilities                                                      1,117                1,362
  Asset retirement obligations                                                  274                  358
  Other liabilities and deferred credits                                        436                  387
-----------------------------------------------------------------------------------------------------------
        Total deferred credits and other liabilities                          1,924                2,221
-----------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 13)
-----------------------------------------------------------------------------------------------------------
         Total capitalization and liabilities                               $ 8,915              $ 9,699
-----------------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.

FLORIDA PROGRESS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------
(in millions)
----------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                   2005          2004
----------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                   $   18        $   55
Adjustments to reconcile net income to net cash provided by operating activities:
      Discontinued operations, net of tax                                        27            (8)
      Depreciation and amortization                                             102            95
      Deferred income taxes and investment tax credits, net                     (10)          (16)
      Deferred fuel cost                                                         36            49
      Other adjustments to net income                                            31             3
Cash provided/(used) by changes in operating assets and liabilities:
      Receivables                                                                14            22
      Receivables from affiliated companies                                     (12)           (6)
      Inventory                                                                 (38)          (24)
      Prepayments and other current assets                                       (6)           (6)
      Accounts payable                                                           19           (57)
      Payables to affiliated companies                                           12            33
      Other current liabilities                                                 (66)           (4)
      Regulatory assets and liabilities                                         (52)            6
      Other                                                                     (14)            7
----------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                               61           149
----------------------------------------------------------------------------------------------------
Investing activities
Utility property additions                                                     (128)         (121)
Diversified business property additions                                         (33)          (35)
Nuclear fuel additions                                                          (34)            -
Proceeds from sales of subsidiaries and other investments                       405            82
Other                                                                            (4)           (3)
----------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities                   206           (77)
----------------------------------------------------------------------------------------------------
Financing activities
Net (decrease) increase in short-term obligations                              (140)          242
Retirement of long-term debt                                                   (425)          (25)
Net change in intercompany notes                                                335          (257)
Dividends paid to parent                                                          -           (39)
Other                                                                             9             5
----------------------------------------------------------------------------------------------------
           Net cash used in financing activities                               (221)          (74)
----------------------------------------------------------------------------------------------------
Cash (used) provided by discontinued operations                                 (42)            6
Net increase in cash and cash equivalents                                         4             4
Cash and cash equivalents at beginning of period                                 24            15
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $   28        $   19
----------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.

                            FLORIDA POWER CORPORATION
                       d/b/a PROGRESS ENERGY FLORIDA, INC.
                          INTERIM FINANCIAL STATEMENTS
                                 March 31, 2005



UNAUDITED STATEMENTS of INCOME
------------------------------------------------------------------------------------------
(in millions)
Three months ended March 31,                                   2005             2004
------------------------------------------------------------------------------------------
Operating revenues                                           $  848           $  784

Operating expenses
   Fuel used in electric generation                             302              269
   Purchased power                                              131              121
   Operation and maintenance                                    189              160
   Depreciation and amortization                                 70               69
   Taxes other than on income                                    67               62
------------------------------------------------------------------------------------------
        Total operating expenses                                759              681
------------------------------------------------------------------------------------------
Operating income                                                 89              103
------------------------------------------------------------------------------------------
Other income (expense)
   Other, net                                                     3               (1)
------------------------------------------------------------------------------------------
        Total other income (expense)                              3               (1)
------------------------------------------------------------------------------------------
Interest charges
   Interest charges                                              34               31
   Allowance for borrowed funds used during construction         (2)              (1)
------------------------------------------------------------------------------------------
        Total interest charges, net                              32               30
------------------------------------------------------------------------------------------

Income before income taxes                                       60               72
Income tax expense                                               16               22
------------------------------------------------------------------------------------------

Net income                                                       44               50
Preferred stock dividend requirement                              1                1
------------------------------------------------------------------------------------------
Earnings for common stock                                    $   43           $   49
------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED BALANCE SHEETS
------------------------------------------------------------------------------------------------
                                                                March 31,         December 31,
(in millions)                                                       2005                 2004
------------------------------------------------------------------------------------------------
ASSETS
Utility plant
  Utility plant in service                                       $ 8,368              $ 8,387
  Accumulated depreciation                                        (3,312)              (2,978)
------------------------------------------------------------------------------------------------
        Utility plant in service, net                              5,056                5,409
  Held for future use                                                  8                    8
  Construction work in progress                                      502                  420
  Nuclear fuel, net of amortization                                   73                   45
------------------------------------------------------------------------------------------------
        Total utility plant, net                                   5,639                5,882
------------------------------------------------------------------------------------------------
Current assets
  Cash and cash equivalents                                           18                   12
  Receivables                                                        239                  266
  Receivables from affiliated companies                                6                   16
  Deferred income taxes                                               19                   42
  Inventory                                                          266                  279
  Deferred fuel cost                                                  72                   89
  Prepayments and other current assets                                95                   12
------------------------------------------------------------------------------------------------
        Total current assets                                         715                  716
------------------------------------------------------------------------------------------------
Deferred debits and other assets
  Regulatory assets                                                  491                  524
  Nuclear decommissioning trust funds                                475                  463
  Miscellaneous other property and investments                        47                   46
  Prepaid pension cost                                               237                  234
  Other assets and deferred debits                                    59                   59
------------------------------------------------------------------------------------------------
        Total deferred debits and other assets                     1,309                1,326
------------------------------------------------------------------------------------------------
         Total assets                                            $ 7,663              $ 7,924
------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
------------------------------------------------------------------------------------------------
Common stock equity
  Common stock without par value                                 $ 1,096              $ 1,081
  Retained earnings                                                1,283                1,240
------------------------------------------------------------------------------------------------
     Total common stock equity                                     2,379                2,321
------------------------------------------------------------------------------------------------
  Preferred stock - not subject to mandatory redemption               34                   34
  Long-term debt, net                                              1,856                1,912
------------------------------------------------------------------------------------------------
        Total capitalization                                       4,269                4,267
------------------------------------------------------------------------------------------------
Current liabilities
  Current portion of long-term debt                                   48                   48
  Accounts payable                                                   186                  262
  Payables to affiliated companies                                    85                   80
  Notes payable to affiliated companies                              479                  178
  Short-term obligations                                             153                  293
  Customer deposits                                                  140                  135
  Other current liabilities                                          123                  161
------------------------------------------------------------------------------------------------
        Total current liabilities                                  1,214                1,157
------------------------------------------------------------------------------------------------
Deferred credits and other liabilities
  Noncurrent income tax liabilities                                  492                  489
  Accumulated deferred investment tax credits                         34                   35
  Regulatory liabilities                                           1,117                1,362
  Asset retirement obligations                                       253                  337
  Other liabilities and deferred credits                             284                  277
------------------------------------------------------------------------------------------------
        Total deferred credits and other liabilities               2,180                2,500
------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 13)
------------------------------------------------------------------------------------------------
         Total capitalization and liabilities                    $ 7,663              $ 7,924
------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED STATEMENTS of CASH FLOWS
---------------------------------------------------------------------------------------------------
(in millions)
Three Months Ended March 31,                                                  2005         2004
--------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                   $  44        $  50
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                              79           75
     Deferred income taxes and investment tax credits, net                      13           31
     Deferred fuel cost                                                         36           49
     Other adjustments to net income                                            18            -
Cash provided/(used) by changes in operating assets and liabilities:
     Receivables                                                                22           37
     Receivables from affiliated companies                                      10           (5)
     Inventory                                                                 (16)         (21)
     Prepayments and other current assets                                       (6)          (4)
     Accounts payable                                                           (6)         (10)
     Payables to affiliated companies                                            5           27
     Other current liabilities                                                 (78)         (36)
     Regulatory assets and liabilities                                         (52)           6
     Other                                                                      (4)           3
--------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                              65          202
--------------------------------------------------------------------------------------------------
Investing activities
Property additions                                                            (128)        (121)
Nuclear fuel additions                                                         (34)           -
Other                                                                           (1)           -
--------------------------------------------------------------------------------------------------
          Net cash used in investing activities                               (163)        (121)
--------------------------------------------------------------------------------------------------
Financing activities
Net (decrease) increase in short-term obligations                             (140)         242
Retirement of long-term debt                                                   (55)           -
Net change in intercompany notes                                               301         (279)
Dividends paid to parent                                                        (1)         (39)
Other                                                                           (1)            -
--------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities                 104          (76)
--------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                        6            5
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                12           10
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $  18        $  15
------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements.

FLORIDA PROGRESS CORPORATION AND FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     A. Basis of Presentation

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying consolidated interim financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited financial statements and notes thereto included in Florida Progress' (the Company) and Progress Energy Florida's
     (PEF) Form 10-K for the year ended December 31, 2004.

     In accordance with the provisions of Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting," GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. The intra-period tax allocation, which will have no impact on total year net income, maintains an effective tax rate consistent with the estimated annual effective tax rate. For the three months ended March 31, 2005 and 2004, income tax expense was increased by $6 million and $33 million, respectively. The income tax provisions for the Company differ from amounts computed by applying the federal statutory tax rate to income before income taxes, primarily due to the recognition of synthetic fuel tax credits.

     PEF collects from customers certain excise taxes levied by the state or local government upon the customer. PEF accounts for excise taxes on a gross basis. For the three months ended March 31, 2005 and 2004, gross receipts tax and franchise taxes of approximately $35 million and $32 million, respectively, are included in electric operating revenues and taxes other than on income on the Statements of Income.

     The amounts included in the consolidated interim financial statements are unaudited but, in the opinion of management, reflect all normal recurring adjustments necessary to fairly present Florida Progress' and PEF's financial position and results of operations for the interim periods. Due to seasonal weather variations and the timing of outages of electric generating units, especially the nuclear-fueled unit, the results of operations for interim periods is not necessarily indicative of amounts expected for the entire year or future periods.

     In preparing financial statements that conform with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses reflected during the reporting period. Actual results could differ from those estimates. Certain reclassifications for 2004 have been made to conform to the 2005 presentation.

     B. Stock-Based Compensation

     The Company and PEF measure compensation expense for stock options as the difference between the market price of Progress Energy's common stock and the exercise price of the option at the grant date. The exercise price at which options are granted by Progress Energy equals the market price at the grant date, and accordingly, no compensation expense has been recognized for stock option grants. For purposes of the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" (SFAS No. 148), the estimated fair value of the Company's and PEF's stock options is amortized to expense over the options' vesting period. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period:

    -------------------------------------------------------------------------------------------
                                                                     Three Months Ended
     (in millions)                                                       March 31,
    -------------------------------------------------------------------------------------------
     FLORIDA PROGRESS CORPORATION                                       2005             2004
    -------------------------------------------------------------------------------------------
     Net income, as reported                                           $  18            $  55
     Deduct:  Total stock option expense determined under fair
       value method for all awards, net of related tax effects             -                1
    -------------------------------------------------------------------------------------------
     Pro forma net income                                              $  18            $  54
    -------------------------------------------------------------------------------------------

    -------------------------------------------------------------------------------------------
                                                                     Three Months Ended
     (in millions)                                                       March 31,
    -------------------------------------------------------------------------------------------
     PROGRESS ENERGY FLORIDA, INC.                                      2005             2004
    -------------------------------------------------------------------------------------------
     Net income, as reported                                           $  44            $  50
     Deduct:  Total stock option expense determined under fair
       value method for all awards, net of related tax effects             -                1
    -------------------------------------------------------------------------------------------
     Pro forma earnings for common stock                               $  44            $  49
    -------------------------------------------------------------------------------------------

     The Company and PEF expect to begin expensing stock options on July 1, 2005 (See Note 2).

     C. Consolidation of Variable Interest Entities

     Florida Progress and PEF consolidate all voting interest entities in which they own a majority voting interest and all variable interest entities for which they are the primary beneficiary in accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" (FIN No. 46R). A subsidiary of Florida Progress is the primary beneficiary of and consolidates Colona Synfuel Limited Partnership LLLP (Colona), a synthetic fuel production facility that qualifies for federal tax credits under Section 29 of the Internal Revenue Code. As of March 31, 2005, Colona's total assets were $32 million. None of Florida Progress' consolidated assets are collateral for Colona's obligations.

     Florida Progress and PEF have interests in several variable interest entities for which they are not the primary beneficiary. These arrangements include investments in approximately five limited partnerships, limited liability corporations and venture capital funds. The aggregate maximum loss exposure at March 31, 2005, that Florida Progress could be required to record in its consolidated income statement as a result of these arrangements totals approximately $13 million. The aggregate maximum loss exposure at March 31, 2005, that PEF could be required to record in its income statement as a result of these arrangements totals approximately $6 million. The creditors of these variable interest entities do not have recourse to the general credit of Florida Progress or PEF in excess of the aggregate maximum loss exposure.

2.   IMPACT OF NEW ACCOUNTING STANDARDS

     PROPOSED FASB INTERPRETATION OF SFAS NO. 109, "ACCOUNTING FOR INCOME TAXES"

     In July 2004, the Financial Accounting Standards Board (FASB) stated that it plans to issue an exposure draft of a proposed interpretation of SFAS No. 109, "Accounting for Income Taxes," that would address the accounting for uncertain tax positions. The FASB has indicated that the interpretation would require that uncertain tax benefits be probable of being sustained in order to record such benefits in the financial statements. The exposure draft is expected to be issued in the second quarter of 2005. The Company cannot predict what actions the FASB will take or how any such actions might ultimately affect the Company's financial position or results of operations, but such changes could have a material impact on the Company's evaluation and recognition of Section 29 tax credits (see Note 13).

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 (REVISED 2004), "SHARE-BASED PAYMENT" (SFAS NO. 123R)

     In December 2004, the FASB Issued SFAS No. 123R, which revises SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The key requirement of SFAS No. 123R is that the cost of share-based awards to employees will be measured based on an award's fair value at the grant date, with such cost to be amortized over the appropriate service period. Previously, entities could elect to continue accounting for such awards at their grant date intrinsic value under APB Opinion No. 25, and the Company made that election. The intrinsic value method resulted in the Company and PEF recording no compensation expense for stock options granted to employees (See Note 1B).

     As written, SFAS No. 123R had an original effective date of July 1, 2005 for the Company. In April 2005, the SEC delayed the effective date for public companies, which resulted in a required effective date of January 1, 2006 for the Company. The SEC delayed the effective date due to concerns that implementation in mid-year could make compliance more difficult and make comparisons of quarterly reports more difficult. The Company currently intends to implement SFAS No. 123R on the original effective date of July 1, 2005. The Company intends to implement the standard using the required modified prospective method. Under that method and with a July 1, 2005 implementation, the Company will record compensation expense under SFAS No. 123R for all awards it grants after July 1, 2005, and it will record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at July 1, 2005. In 2004, Progress Energy made the decision to cease granting stock options and replaced that compensation with alternative forms of compensation. Therefore, the amount of stock option expense expected to be recorded in 2005 is below the amount that would have been recorded if the stock option program had continued. The Company and PEF expect to record less than $1 million of pre-tax expense for stock options in 2005.

     FASB INTERPRETATION NO. 47, "ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS"

     On March 30, 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations." The interpretation clarifies that a legal obligation to perform an asset retirement activity that is conditional on a future event is within the scope of SFAS No. 143. Accordingly, an entity is required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability's fair value can be reasonably estimated. The interpretation also provides additional guidance for evaluating whether sufficient information is available to make a reasonable estimate of the fair value. The interpretation is effective for Florida Progress and PEF no later than December 31, 2005. Neither Florida Progress nor PEF has yet determined the impact of the interpretation on its financial position, results of operations or liquidity.

3.   DIVESTITURE

     Progress Rail Divestiture

     On March 24, 2005, the Company completed the sale of Progress Rail to One Equity Partners LLC, a private equity unit of J.P. Morgan Chase & Co. Gross cash proceeds from the sale are estimated to be $433 million, consisting of $405 million base proceeds plus an estimated working capital adjustment. Proceeds from the sale were used to reduce debt.

     Based on the estimated gross proceeds associated with the sale of $433 million, the Company recorded an estimated after-tax loss on disposal of $32 million during the first quarter of 2005. The Company anticipates adjustments to the loss on the divestiture during the second quarter of 2005 related to employee benefit settlements and the finalization of the working capital adjustment and other operating estimates.

     The accompanying consolidated interim financial statements of Florida Progress have been restated for all periods presented to reflect the operations of Progress Rail as discontinued operations in the Consolidated Statements of Income. Interest expense has been allocated to discontinued operations based on the net assets of Progress Rail, assuming a uniform debt-to-equity ratio across the Company's operations. Interest expense allocated for the three months ended March 31, 2005 and 2004 was $4 million each period. The Company ceased recording depreciation upon classification of the assets as discontinued operations in February 2005. After-tax depreciation expense recorded by Progress Rail during the three months ended March 31, 2005 and 2004 was $3 million each period. Results of discontinued operations were as follows:

    ---------------------------------------------------------------------------
    (in millions)
    Three Months Ended March 31,                                  2005     2004
    ---------------------------------------------------------------------------
    Revenues                                                     $ 358    $ 239
    ---------------------------------------------------------------------------
    Earnings before income taxes                                 $   7    $  11
     Income tax expense                                              2        3
    ---------------------------------------------------------------------------
     Net earnings from discontinued operations                       5        8
    ---------------------------------------------------------------------------
    Estimated loss on disposal of discontinued operations,
        including income tax benefit of $21                        (32)       -
    ---------------------------------------------------------------------------
    Earnings (loss) from discontinued operations                 $ (27)   $   8
    ---------------------------------------------------------------------------

     Prior to the sale of Progress Rail, the results of operations of Progress Rail were reported one month in arrears. Accordingly, the net loss from discontinued operations for the first quarter of 2005 includes four months of Progress Rail's operations.

     In connection with the sale, Progress Fuels and Progress Energy provided guarantees and indemnifications of certain legal, tax and environmental matters to One Equity Partners. See discussion of the Company's guarantees at Note 13A.

     The major balance sheet classes included in assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of December 31, 2004 are as follows:

    -------------------------------------------------------------
    (in millions)
    -------------------------------------------------------------
    Accounts receivable                                   $  172
    Inventory                                                177
    Other current assets                                      18
    Total property, plant and equipment, net                 199
    Total other assets                                        24
    -------------------------------------------------------------
        Assets of discontinued operations                 $  590
    -------------------------------------------------------------
    Accounts payable                                      $  113
    Accrued expenses                                          37
    -------------------------------------------------------------
    Total long-term liabilities                                2
    -------------------------------------------------------------
        Liabilities of discontinued operations            $  152
    -------------------------------------------------------------

     In February 2004, the Company sold the majority of the assets of Railcar Ltd., a subsidiary of Progress Rail, to The Andersons, Inc. for proceeds of approximately $82 million.

4.   REGULATORY MATTERS

     PEF Retail Rate Matters

     Hearings on PEF's petition for recovery of $252 million of storm costs filed with the Florida Public Service Commission (FPSC) were held from March 30, 2005 to April 1, 2005. The FPSC is scheduled to vote on the Company's petition on June 14, 2005, with an order expected on July 5, 2005. The Company cannot predict the outcome of this matter.

     On May 4, 2005, a bill was approved by the Florida Legislature that would authorize the FPSC to consider allowing the state's investor-owned utilities to issue bonds that are secured by surcharges on utility customer bills. These bonds would be issued for recovery of storm damage costs and potentially to restore depleted storm reserves. The amount of funds established for recovery is subject to the review and approval of the FPSC. The bill will now be sent to Governor Bush for his consideration. The Governor has indicated that he supports the bill. The Company cannot predict the outcome of this matter.

     On April 29, 2005, PEF submitted minimum filing requirements, based on a 2006 projected test year, to initiate a base rate proceeding regarding its future base rates. In its filing, PEF has requested a $206 million annual increase in base rates effective January 1, 2006. PEF's request for an increase in base rates reflects an increase in operational costs with (i) the addition of Hines 2 generation facility into base rates rather than the Fuel Clause as was permitted under the terms of existing Stipulation and Settlement Agreement (the Agreement) (ii) completion of the Hines 3 generation facility, (iii) the need to replenish PEF's depleted storm reserve by adjusting the annual accrual in light of recent history on a going-forward basis, (iv) the expected infrastructure investment necessary to meet high customer expectations, coupled with the demands placed on PEF's strong customer growth, (v) significant additional costs including increased depreciation and fossil dismantlement expenses and (vi) general inflationary pressures.

     Hearings on the base rate proceeding are expected during the third quarter of 2005 and a final decision is expected by the end of 2005. The Company cannot predict the outcome of this matter.

     The FPSC requires that PEF perform a depreciation study no less than every four years. PEF filed a depreciation study with the FPSC on April 29, 2005, as part of the Company's base rate filing, which will increase depreciation expense in 2006 by $14 million and forward, if approved by the FPSC. The

     Company cannot predict the outcome or impact of this matter. PEF reduced its estimated removal costs to take into account the estimates used in the depreciation study. This resulted in a downward revision in the PEF estimated removal costs and equal increase in accumulated depreciation of approximately $379 million.

     The FPSC requires that PEF update its cost estimate for fossil dismantlement every four years. PEF filed an updated fossil dismantlement study with the FPSC on April 29, 2005, as part of the Company's base rate filing, which will increase the accrual by $10 million and what PEF collects in base rates for fossil dismantlement in 2006 and forward if approved by the FPSC. PEF's retail reserve for fossil plant dismantlement was approximately $133 million at March 31, 2005. Retail accruals on PEF's reserves for fossil dismantlement were previously suspended through
     December 2005 under the terms of PEF's existing Agreement. The Company cannot predict the outcome or impact of this matter.

     The FPSC requires that PEF update its cost estimate for nuclear decommissioning every five years. PEF filed a new site-specific estimate of decommissioning costs for the Crystal River Nuclear Plant (CR3) with the FPSC on April 29, 2005 as part of the Company's base rate filing. PEF's estimate was based on prompt decommissioning. The estimate, in 2005 dollars, is $614 million and is subject to change based on a variety of factors including, but not limited to, cost escalation, changes in technology applicable to nuclear decommissioning and changes in federal, state or local regulations. The cost estimate excludes the portion attributable to other co-owners of CR3. The NRC operating license held by PEF for Crystal River Unit No. 3 (CR3) currently expires in December 2016. An application to extend this license 20 years is expected to be submitted in the first quarter of 2009. As part of this new estimate and assumed license extension, PEF reduced its ARO liability by approximately $88 million at March 31, 2005. Retail accruals on PEF's reserves for nuclear decommissioning were previously suspended through December 2005 under the terms of the Agreement and the new study supports a continuation of that suspension. The Company cannot predict the outcome or impact of this matter.

5. COMPREHENSIVE INCOME

    -----------------------------------------------------------------------------------
                                                                    Three Months Ended
    Florida Progress Corporation                                        March 31,
    (in millions)                                                       2005       2004
    -----------------------------------------------------------------------------------
    Net income                                                         $  18      $  55
    Other comprehensive loss:
      Reclassification adjustments included in net income:
         Change in cash flow hedges (net of tax expense of $0
             and $1, respectively)                                         1          2
         Foreign currency translation adjustment included in
             discontinued operations                                      (5)         -
         Minimum pension liability adjustment included in
             discontinued operations (net of tax expense of $1)            1          -
      Changes in net unrealized losses on cash flow hedges
          (net of tax benefit of $7 and $7, respectively)                (12)       (12)
      Foreign currency translation adjustment and other                    -          1
    -----------------------------------------------------------------------------------
            Other comprehensive loss                                   $ (15)     $  (9)
    -----------------------------------------------------------------------------------
       Comprehensive income                                            $   3      $  46
    -----------------------------------------------------------------------------------

     Comprehensive income and net income for PEF for the three months ended March 31, 2005 and 2004 were $44 million and $50 million, respectively.

6.   DEBT AND CREDIT FACILITIES AND FINANCING ACTIVITIES

     Changes to the Company's and PEF's debt and credit facilities since December 31, 2004, discussed in Note 12 to the Financial Statements in Item 8 of the Company's and PEF's 2004 Form 10-K, are described below.

     In January 2005, PEF used proceeds from the issuance of commercial paper to pay off $170 million of revolving credit agreement (RCA) loans. PEF subsequently used money pool borrowings to reduce commercial paper. In February 2005, PEF used proceeds from money pool borrowings to pay off $55 million of RCA loans.

     On March 28, 2005, PEF entered into a new $450 million RCA with a syndication of financial institutions. The RCA will be used to provide liquidity support for PEF's issuances of commercial paper and other short-term obligations. The RCA will expire on March 28, 2010. The new $450 million RCA replaced PEF's $200 million three-year RCA and $200 million 364-day RCA, which were each terminated effective March 28, 2005. Fees and interest rates under the $450 million RCA are to be determined based upon the credit rating of PEF's long-term unsecured senior non-credit enhanced debt, currently rated as A3 by Moody's Investor Services (Moody's) and BBB by Standard and Poor's (S&P). The RCA includes a defined maximum total debt to capital ratio of 65%. The RCA also contains various cross-default and other acceleration provisions, including a cross-default provision for defaults of indebtedness in excess of $35 million. The RCA does not include a material adverse change representation for borrowings or a financial covenant for interest coverage, which had been provisions in the terminated agreements.

7.   BENEFIT PLANS

     The Company and some of its subsidiaries (including PEF) have a noncontributory defined benefit retirement (pension) plan for substantially all full-time employees. The Company also has supplementary defined benefit pension plans that provide benefits to higher-level employees. In addition to pension benefits, the Company and some of its subsidiaries (including
     PEF) provide contributory other postretirement benefits (OPEB), including certain health care and life insurance benefits, for retired employees who meet specified criteria. The components of the net periodic benefit cost for the three months ended March 31 are:

     -------------------------------------------------------------------------------------------------
                                                                                  Other Postretirement
                                                              Pension Benefits          Benefits
                                                           ---------------------  --------------------
     (in millions)                                             2005        2004        2005      2004
     -------------------------------------------------------------------------------------------------
     Service cost                                             $   6      $    5       $   1    $    1
     Interest cost                                               13          12           4         4
     Expected return on plan assets                             (19)        (18)          -         -
     Net amortization                                             -           1           1         1
     -------------------------------------------------------------------------------------------------
     Net cost recognized by Florida Progress                  $   -       $    -      $   6    $    6
     -------------------------------------------------------------------------------------------------
     Net cost/(benefit) recognized by PEF                     $  (1)      $  (1)      $   5    $    6
     -------------------------------------------------------------------------------------------------

8.   RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

     The Company and PEF are exposed to various risks related to changes in market conditions. The Company's and PEF's parent, Progress Energy, has a risk management committee that includes senior executives from various business groups. The risk management committee is responsible for administering risk management policies and monitoring compliance with those policies by all subsidiaries. Under its risk management policy, the Company and PEF may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. Such instruments contain credit risk if the counterparty fails to perform under the contract. The Company and PEF minimize such risk by performing credit reviews using, among other things, publicly available credit ratings of such counterparties. Potential non-performance by counterparties is not expected to have a material effect on the consolidated financial position or consolidated results of operations of the Company or PEF.

     A. Commodity Derivatives

     GENERAL

     Most of the Company's and PEF's commodity contracts either are not derivatives or qualify as normal purchases or sales pursuant to SFAS No.
     133. Therefore, such contracts are not recorded at fair value.

     ECONOMIC DERIVATIVES

     Derivative products, primarily electricity and natural gas contracts, may be entered into from time to time for economic hedging purposes. While management believes the economic hedges mitigate exposures to fluctuations in commodity prices, these instruments are not designated as hedges for accounting purposes and are monitored consistent with trading positions. The Company and PEF manage open positions with strict policies that limit exposure to market risk and require daily reporting to management of potential financial exposures. Gains and losses from such contracts were not material to results of operations during the three months ended March 31, 2005 and 2004, and the Company and PEF did not have material outstanding positions in such contracts at March 31, 2005 or December 31, 2004.

     PEF has derivative instruments related to its exposure to price fluctuations on fuel oil purchases. At March 31, 2005, the fair values of these instruments were a $34 million short-term derivative asset position included in other current assets and a $23 million long-term derivative asset position included in other assets and deferred debits. At December 31, 2004, the fair values of these instruments were a $2 million long-term derivative asset position included in other assets and deferred debits and a $5 million short-term derivative liability position included in other current liabilities. These instruments receive regulatory accounting treatment. Unrealized gains and losses are recorded in regulatory liabilities and regulatory assets, respectively.

     CASH FLOW HEDGES

     The Company's subsidiaries designate a portion of commodity derivative instruments as cash flow hedges under SFAS No. 133. The objective for holding these instruments is to hedge exposure to market risk associated with fluctuations in the price of natural gas for the Company's forecasted sales. In the normal course of business, Progress Fuels through an affiliate, Progress Ventures, Inc. (PVI), enters natural gas cash flow hedging instruments, which PVI offsets with third party transactions. Progress Fuels accounts for such contracts as if it were transacted with a third party and records the contract using mark-to-market accounting. At March 31, 2005, Progress Fuels is hedging exposures to the price variability of natural gas through December 2006.

     The total fair value of these instruments at March 31, 2005 and December 31, 2004 was a $26 million and a $9 million liability position, respectively. The ineffective portion of commodity cash flow hedges was not material for the three months ending March 31, 2005 and 2004. At March 31, 2004, there were $17 million of after-tax deferred losses in accumulated other comprehensive income (OCI) of which $16 million is expected to be reclassified to earnings during the next 12 months as the hedged transactions occur. Due to the volatility of the commodities markets, the value in OCI is subject to change prior to its reclassification into earnings.

     B. Interest Rate Derivatives - Fair Value or Cash Flow Hedges

     The Company and PEF manage their interest rate exposures in part by maintaining variable-rate and fixed rate-exposures within defined limits. In addition, the Company and PEF also enter into financial derivative instruments, including, but not limited to, interest rate swaps and lock agreements to manage and mitigate interest rate risk exposure.

     The Company and PEF use cash flow hedging strategies to hedge variable interest rates on long-term debt and to hedge interest rates with regard to future fixed-rate debt issuances. The Company and PEF held no interest rate cash flow hedges at March 31, 2005 and December 31, 2004.

     The Company and PEF use fair value hedging strategies to manage exposure to fixed interest rates on long-term debt. At March 31, 2005 and December 31, 2004, the Company and PEF had no open interest rate fair value hedges.

9.   SEVERANCE COSTS

     On February 28, 2005, as part of a previously announced cost management initiative, Progress Energy approved a workforce restructuring, which is expected to be completed in September of 2005. In addition to the workforce restructuring, the cost management initiative includes a voluntary enhanced retirement program. In connection with the cost management initiative, the Company and PEF expect to incur estimated pre-tax charges of approximately $115 million. In addition, the Company and PEF expect to incur certain incremental costs other than severance and postretirement benefits for recruiting, training and staff augmentation activities that cannot be quantified at this time.

     The Company recorded $15 million of expense during the first quarter of 2005 for the estimated severance benefits to be paid as a result of the approximate number of positions to be eliminated under the restructuring and due to the implementation of an automated meter reading initiative at PEF. This amount includes approximately $4 million of severance costs allocated from Progress Energy Service Company. These amounts will be paid over time and are subject to revision in future quarters based on the impact of the voluntary enhanced retirement program. The severance expenses are primarily included in operations and maintenance (O&M) expenses on the Consolidated Statements of Income.

     The activity in the severance liability is as follows:

     -----------------------------------------------------
     (in millions)                         FPC        PEF
     -----------------------------------------------------
     Balance as of January 1, 2005        $  1       $  -
     Severance Costs Accrued                11         10
     Payments                                -          -
     -----------------------------------------------------
     Balance as of March 31, 2005         $ 12       $ 10
     -----------------------------------------------------

     The Company has estimated that an additional $105 million charge will be recognized in the second quarter of 2005 and relates primarily to postretirement benefits that will be paid over time to those eligible employees who elected to participate in the voluntary enhanced retirement program. The elections indicate that 692 of the Company's employees have elected to participate in the voluntary enhanced retirement program, which includes 680 PEF employees. The cost management initiative charges could change significantly primarily due to the demographics of the specific employees who elected enhanced retirement and its impact on the postretirement benefit actuarial studies.

10.  FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The Company's principal business segment is PEF, a utility engaged in the generation, purchase, transmission, distribution and sale of electricity primarily in Florida. The other reportable business segments are Progress Fuels' Energy & Related Services and Synthetic Fuels. The Energy & Related Services segment includes coal operations, natural gas production and sales, river terminal services and off-shore marine transportation. Synthetic Fuels' operations include the production and sale of synthetic fuel as defined under the Internal Revenue Code and the operation of synthetic fuel facilities for outside parties. See Note 13 for more information. The Other category consists primarily of Progress Telecommunications Corp (PTC), the Company's telecommunications subsidiary, and the holding company, Florida Progress Corporation. PTC markets wholesale fiber-optic based capacity service in the Eastern United States and also markets wireless structure attachments to wireless communication companies and governmental entities. The Company allocates a portion of its operating expenses to business segments.

     Prior to 2005, Rail Services was reported as a separate segment. In connection with the divestiture of Progress Rail (see Note 3), the operations of Rail Services were reclassified to discontinued operations in the first quarter of 2005 and therefore are not included in the results from continuing operations during the periods reported. In addition, Synthetic Fuel activities were reported in the Energy & Related Services segment prior to 2005 and now are considered a reportable segment. These reportable segment changes reflect the current reporting structure. For comparative purposes, the prior year results have been restated to align with the current presentation.

     The Company's segments are based on differences in products and services, and therefore no additional disclosures are presented. All intersegment transactions are at cost except for coal sales from the Energy and Related Services segment to PEF. The price Progress Fuels charges PEF is based on market rates for coal procurement. Rail transportation is also based on market rates plus a return allowed by the FPSC on equity in transportation equipment utilized in transporting coal to PEF. The allowed rate of return is currently 12%. In accordance with SFAS No. 71, profits on intercompany sales between Energy and Related Services and PEF are not eliminated if the sales price is reasonable and the future recovery of sales price through the ratemaking process is probable. The profits for the periods presented were not significant. No single customer accounted for 10% or more of unaffiliated revenues.

     The following summarizes the revenues and segment profits or losses for the reportable business segments. The combined segment profits and losses represents Florida Progress' total income from continuing operations.

    -----------------------------------------------------------------------------------------------------
    (in millions)                                  Energy and
                                          PEF        Related      Synthetic      Other     Consolidated
                                                    Services        Fuels
    -----------------------------------------------------------------------------------------------------
    Three Months Ended March 31, 2005:
      Revenues                           $   848     $    182       $  166     $    19        $ 1,215
      Intersegment  revenues                   -          261            -        (261)            -
         Total revenues                      848          443          166        (242)         1,215
         Segment profit (loss)           $    43     $     10       $    -     $    (8)       $    45
    -----------------------------------------------------------------------------------------------------
                                                    Energy and
    (in millions)                         PEF         Related     Synthetic      Other     Consolidated
                                                     Services       Fuels
    -----------------------------------------------------------------------------------------------------
    Three Months Ended March 31, 2004:
      Revenues                           $   784     $    128       $  143     $    14        $ 1,069
      Intersegment  revenues                   -          239            4        (243)             -
         Total revenues                      784          367          147        (229)         1,069
      Segment profit (loss)              $    49     $     10       $   26     $   (38)       $    47
    -----------------------------------------------------------------------------------------------------

11.  OTHER INCOME AND OTHER EXPENSE

     Other income and expense includes interest income and other income and expense items as discussed below. The components of other, net as shown on the accompanying Consolidated Statements of Income for three ended March 31, 2005 and 2004, are as follows:

    ----------------------------------------------------------------------------
                                                             Three Months Ended
                                                                  March 31,
      (in millions)                                         2005        2004
    ----------------------------------------------------------------------------
      Other income
      Nonregulated energy and delivery services income      $  4        $  4
      AFUDC equity                                             3           1
      Other                                                    2           -
    ----------------------------------------------------------------------------
          Total other income - PEF                          $  9        $  5
      Other income - Florida Progress                          1           2
    ----------------------------------------------------------------------------
          Total other income - PEF and Florida Progress     $ 10        $  7
    ----------------------------------------------------------------------------

            Other expense
      Nonregulated energy and delivery services expenses    $  3        $  2
      Donations                                                3           4
    ----------------------------------------------------------------------------
         Total other expense - PEF                          $  6        $  6
      Loss from equity investments                             5           4
      Other expense - Florida Progress                         -           1
    ----------------------------------------------------------------------------
         Total other expense - PEF and Florida Progress     $ 11        $ 11
    ----------------------------------------------------------------------------
      Other, net                                            $ (1)       $ (4)
    ----------------------------------------------------------------------------

     Nonregulated energy and delivery services include power protection services and mass market programs such as surge protection, appliance services and area light sales, and delivery, transmission and substation work for other utilities.

12.  ENVIRONMENTAL MATTERS

     The Company and PEF are subject to federal, state and local regulations addressing hazardous and solid waste management, air and water quality and other environmental matters. See Note 20 of the Company's and PEF's 2004 Annual Report on Form 10-K for a more detailed, historical discussion of these federal, state, and local regulations.

     HAZARDOUS AND SOLID WASTE MANAGEMENT

     The provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, authorize the EPA to require the cleanup of hazardous waste sites. This statute imposes retroactive joint and several liabilities. Some states, including Florida, have similar types of legislation. The Company and PEF are periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. The Company and PEF are also currently in the process of assessing potential costs and exposures at other environmentally impaired sites. For all sites the assessments are developed and analyzed, the Company and PEF will accrue costs for the sites to the extent the costs are probable and can be reasonably estimated.

     Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The principal regulatory agency that is responsible for a specific former manufactured gas plant (MGP) site depends largely upon the state in which the site is located. There are several MGP sites to which the Company, through PEF, has some connection. In this regard, PEF and other potentially responsible parties (PRPs), are participating in, investigating and, if necessary, remediating former MGP sites with several regulatory agencies, including, but not limited to, the U.S. Environmental Protection Agency (EPA) and the Florida Department of Environmental Protection (FDEP).

     In Florida, a risk-based corrective action (RBCA, known as Global RBCA) rule was developed by the FDEP and adopted at the February 2, 2005, Environmental Review Commission hearing. Risk-based corrective action generally means that the corrective action prescribed for contaminated sites can correlate to the level of human health risk imposed by the contamination at the property. The Global RBCA rule expands the use of the risk-based corrective action to all contaminated sites in the state that are not currently in one of the state's waste cleanup programs and has the potential for making future cleanups in Florida more costly to complete. The effective date of the Global RBCA rule was April 17, 2005. The Company and PEF are in the process of assessing the impact of this rule.

     The Company and PEF have filed claims with the Company's general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have been settled and others are still pending. The Company and PEF cannot predict the outcome of this matter.

     PEF

     As of March 31, 2005 and December 31, 2004, PEF's accruals for probable and estimable costs related to various environmental sites, which are included in other liabilities and deferred credits and are expected to be paid out over many years, were:

     ----------------------------------------------------------------------------------------------
     (in millions)                                            March 31, 2005     December 31, 2004
     ----------------------------------------------------------------------------------------------
     Remediation of distribution and substation transformers         $ 25              $ 27
     MGP and other sites                                               18                18
     ----------------------------------------------------------------------------------------------
     Total accrual for environmental sites                           $ 43              $ 45
     ----------------------------------------------------------------------------------------------

     PEF has received approval from the FPSC for recovery of costs associated with the remediation of distribution and substation transformers through the Environmental Cost Recovery Clause (ECRC). Under agreements with the Florida Department of Environmental Protection (FDEP), PEF is in the process of examining distribution transformer sites and substation sites for potential equipment integrity issues that could result in the need for mineral oil impacted soil remediation. PEF has reviewed a number of distribution transformer sites and substation sites. PEF expects to have completed its review of distribution transformer sites by the end of 2007. Should further sites be identified, PEF believes that any estimated costs would also be recovered through the ECRC. For the three months ended March 31, 2005, PEF made no additional accruals and spent approximately $2 million related to the remediation of transformers. PEF has recorded a regulatory asset for the probable recovery of these costs through the ECRC.

     The amounts for MGP and other sites, in the table above, relate to two former MGP sites and other sites associated with PEF that have required or are anticipated to require investigation and/or remediation. In 2004, PEF received approximately $12 million in insurance claim settlement proceeds and recorded a related accrual for associated environmental expenses, as these insurance proceeds are restricted for use in addressing costs associated with environmental liabilities. PEF made no additional accruals or material expenditures and received no insurance proceeds for the three months ended March 31, 2005.

     These accruals have been recorded on an undiscounted basis. PEF measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites. This process often includes assessing and developing cost-sharing arrangements with other PRPs. Because the extent of environmental impact, allocation among PRPs for all sites, remediation alternatives (which could involve either minimal or significant efforts), and concurrence of the regulatory authorities have not yet advanced to the stage where a reasonable estimate of the remediation costs can be made, at this time PEF is unable to provide an estimate of its obligation to remediate these sites beyond what is currently accrued. As more activity occurs at these sites, PEF will assess the need to adjust the accruals. It is anticipated that sufficient information will become available in 2005 to make a reasonable estimate of PEF's obligation for one of the MGP sites.

     Florida Progress Corporation

     In 2001, FPC established an accrual to address indemnities and retained an environmental liability associated with the sale of its Inland Marine Transportation business. In 2003, the accrual was reduced to $4 million based on a change in estimate. As of March 31, 2005 and December 31, 2004, the remaining accrual balance was approximately $3 million. Expenditures related to this liability were not material to the Company's financial condition for the three months ended March 31, 2005. FPC measures its liability for these exposures based on estimable and probable remediation scenarios.

     Certain historical sites are being addressed voluntarily by FPC. An immaterial accrual has been established to address investigation expenses related to these sites. At this time, the Company cannot determine the total costs that may be incurred in connection with these sites.

     Progress Rail

     On March 24, 2005, the Company closed on the sale of its Progress Rail subsidiary. In connection with the sale, the Company incurred indemnity obligations related to certain pre-closing liabilities, including certain environmental matters (see discussion under Guarantees in Note 13A).

     AIR QUALITY

     The Company and PEF are subject to various current and proposed federal, state, and local environmental compliance laws and regulations, which may result in increased planned capital expenditures and operating and maintenance costs. Significant updates to these laws and regulations and related impacts to the Company and PEF since December 31, 2004, are discussed below. Additionally, Congress is considering legislation that would require reductions in air emissions of NOx, SO2, carbon dioxide and mercury. Some of these proposals establish nationwide caps and emission rates over an extended period of time. This national multi-pollutant approach to air pollution control could involve significant capital costs that could be material to the Company's and PEF's consolidated financial position or results of operations. However, the Company and PEF cannot predict the outcome of the matter.

     The EPA is conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether changes at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. The Company was asked to provide information to the EPA as part of this initiative and cooperated in supplying the requested information. The EPA initiated civil enforcement actions against other unaffiliated utilities as part of this initiative. Some of these actions resulted in settlement agreements calling for expenditures by these unaffiliated utilities in excess of $1.0 billion. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related cost through rate adjustments or similar mechanisms. The Company and PEF cannot predict the outcome of this matter.

     On March 10,  2005,  the EPA issued  the final  Clean Air  Interstate  Rule
     (CAIR). The EPA's rule requires 28 states and the District of Columbia, including North Carolina, South Carolina, Georgia and Florida, to reduce NOx and SO2 emissions in order to attain state NOx and SO2 emissions levels. The Company is reviewing the final rule. Installation of additional air quality controls is likely to be needed to meet the CAIR requirements. The Company is in the process of determining compliance plans and the cost to comply with the rule. The air quality controls already installed for compliance with the NOx SIP Call and currently planned by the Company to comply with the Smokestacks Act will reduce the costs required to meet the CAIR requirements for the Company's North Carolina units.

     On March 15, 2005, the EPA finalized two separate but related rules: the Clean Air Mercury Rule (CAMR) that sets emissions limits to be met in two phases and encourages a cap and trade approach to achieving those caps, and a de-listing rule that eliminated any requirement to pursue a maximum achievable control technology (MACT) approach for limiting mercury emissions from coal-fired power plants. NOx and SO2 controls also are effective in reducing mercury emissions, however, according to the EPA the second phase cap reflects a level of mercury emissions reduction that exceeds the level that would be achieved solely as a co-benefit of controlling NOx and SO2 under CAIR. The Company is in the process of determining compliance plans and the cost to comply with the CAMR. Installation of additional air quality controls is likely to be needed to meet the CAMR's requirements. The de-listing rule has been challenged by a number of parties; the resolution of the challenges could impact the Company's final compliance plans and costs.

     In conjunction with the proposed mercury rule, the EPA proposed a MACT standard to regulate nickel emissions from residual oil-fired units. The EPA withdrew the proposed nickel rule in March 2005.

     PEF is filing a petition through the ECRC program for recovery of costs for development and implementation of an integrated strategy to comply with the CAIR and CAMR. PEF is developing an integrated compliance strategy for the CAIR and CAMR rules because NOx and SO2 controls also are effective in reducing mercury emissions. PEF estimates the program costs for the remainder of 2005 to be approximately $2 million for preliminary engineering activities and strategy development work necessary to determine the Company's integrated compliance strategy. PEF projects approximately $62 million in program costs for 2006. These costs may increase or decrease depending upon the results of the engineering and strategy development work. Among other things, subsequent rule interpretations, equipment availability, or the unexpected acceleration of the initial NOx or other compliance dates could require acceleration of some projects and therefore result in additional costs in 2005 and 2006. PEF expects to incur significant additional capital and O&M costs to achieve compliance with the CAIR and CAMR through 2015 and beyond. The timing and extent of the costs for future projects will depend upon the final compliance strategy.

     WATER QUALITY

     As a result of the operation of certain control equipment needed to address the air quality issues outlined above, new wastewater streams may be generated at the affected facilities. Integration of these new wastewater streams into the existing wastewater treatment processes may result in permitting, construction and treatment requirements imposed on PEF in the immediate and extended future.

     Based on changes to the estimated time frame of expenditures, the Company has revised the estimated time period for expenditures to meet Section 316(b) requirements of the Clean Water Act. PEF currently estimates that from 2005 through 2010 the range of expenditures will be approximately $65 million to $85 million.

     OTHER ENVIRONMENTAL MATTERS

     The Kyoto Protocol was adopted in 1997 by the United Nations to address global climate change by reducing emissions of carbon dioxide and other greenhouse gases. The treaty went into effect on February 16, 2005. The United States has not adopted the Kyoto Protocol, and the Bush administration has stated it favors voluntary programs. A number of carbon dioxide emissions control proposals have been advanced in Congress. Reductions in carbon dioxide emissions to the levels specified by the Kyoto Protocol and some legislative proposals could be materially adverse to the Company's consolidated financial position or results of operations if associated costs of control or limitation cannot be recovered from customers. The Company favors the voluntary program approach recommended by the Bush administration and continually evaluates options for the reduction, avoidance and sequestration of greenhouse gases. However, the Company and PEF cannot predict the outcome of this matter.

     Progress  Energy has  announced  its plan to issue a report on the Progress
     Energy's activities associated with current and future environmental requirements. The report will include a discussion of the environmental requirements that the Company and PEF currently face and expect to face in the future with respect to its air emissions. The report is expected to be issued by March 31, 2006.

13.  COMMITMENTS AND CONTINGENCIES

     Contingencies and significant changes to the commitments discussed in Note 21 of the Company's 2004 Annual Report on Form 10-K are described below.

     A. Guarantees

     As a part of normal business, Florida Progress and certain subsidiaries, including PEF and Progress Fuels, enter into various agreements providing financial or performance assurances to third parties, which are outside the scope of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45). Such agreements include guarantees, standby letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. At March 31, 2005, management does not believe conditions are likely for significant performance under these agreements. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included in the accompanying Consolidated Balance Sheets.

     At March 31, 2005, the Company had issued guarantees and indemnifications of certain legal, tax and environmental matters to third parties in connection with sales of businesses and for timely payment of obligations in support of its non-wholly owned synthetic fuel operations. Related to the sales of businesses, the notice period extends until 2012 for the majority of matters provided for in the indemnification provisions. For matters which the Company has received timely notice, the Company's indemnity obligations may extend beyond the notice period. Certain environmental indemnifications related to the sale of synthetic fuel operations have no limitations as to time or maximum potential future payments. Other guarantees and indemnifications have an estimated maximum exposure of approximately $111 million. At March 31, 2005, the Company has recorded liabilities related to guarantees and indemnifications to third-parties of $22 million. Management does not believe conditions are likely for significant performance under these agreements in excess of the recorded liabilities.

     Securities of Affiliated Trust

     The Company has guaranteed certain payments of an affiliated company, FPC Capital I (the Trust). Due to the nature of the relationship between the Trust and Florida Progress Funding Corporation, the Company has guaranteed the payment of all distributions related to the Trust's outstanding mandatorily redeemable preferred securities. At March 31, 2005, the Trust had outstanding 12 million shares of the securities with a liquidation value of $300 million.

     B. Insurance

     PEF is a member of Nuclear Electric Insurance Limited (NEIL), which provides primary and excess insurance coverage against property damage to members' nuclear generating facilities. Under the primary program, PEF is insured for $500 million at its nuclear plant, CR3. In addition to primary coverage, NEIL also provides decontamination, premature decommissioning and excess property insurance with a limit of $1.75 billion.

     C. Other Commitments

     As discussed in Note 21B of the Company's annual report on Form 10-K for the year ended December 31, 2004, the Company has certain future commitments related to four synthetic fuel facilities purchased that provide for contingent payments (royalties). The Company has exercised its right in the related agreements to escrow those payments if certain conditions in the agreements were met. The Company previously accrued and retained 2004 and 2003 royalty payments of approximately $20 million and $22 million, respectively. In May 2005, these funds were placed into escrow upon establishment of the necessary escrow accounts.

     D. Other Contingencies

     1. Franchise Litigation

     Three cities, with a total of approximately 18,000 customers, have litigation pending against PEF in various circuit courts in Florida. As previously reported, three other cities, with a total of approximately 30,000 customers, have subsequently settled their lawsuits with PEF and signed new, 30-year franchise agreements. The lawsuits principally seek (1) a declaratory judgment that the cities have the right to purchase PEF's electric distribution system located within the municipal boundaries of the cities, (2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and (3) injunctive relief requiring PEF to continue to collect from PEF's customers and remit to the cities, franchise fees during the pending litigation, as long as PEF continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which PEF had agreed to collect such fees. The circuit courts in those cases have entered orders requiring arbitration to establish the purchase price of PEF's electric distribution system within five cities. Two appellate courts have upheld those circuit court decisions and authorized the cities to determine the value of PEF's electric distribution system within the cities through arbitration.

     Arbitration  in one of the cases (with the  13,000-customer  City of Winter
     Park) was completed in February 2003. That arbitration panel issued an award in May 2003 setting the value of PEF's distribution system within the City of Winter Park (the City) at approximately $32 million, not including separation and reintegration and construction work in progress, which could add several million dollars to the award. The panel also awarded PEF approximately $11 million in stranded costs, which, according to the award, decrease over time. In September 2003, Winter Park voters passed a referendum that would authorize the City to issue bonds of up to approximately $50 million to acquire PEF's electric distribution system. While the City has not yet definitively decided whether it will acquire the system, on April 26, 2004, the City Commission voted to proceed with the acquisition. The City sought and received wholesale power supply bids and on June 24, 2004, executed a wholesale power supply contract with PEF with a five-year term option from the date service begins and a renewal option. On May 12, 2004, the City solicited bids to operate and maintain the distribution system and awarded a contract in January 2005. The City has indicated that its goal is to begin electric operations in June 2005. On February 10, 2005, PEF filed a petition with the Florida Public Service Commission (FPSC) to relieve the Company of its statutory obligation to serve customers in Winter Park on June 1, 2005, or at such time when the City is able to provide retail service. On April 19, 2005, the FPSC voted to approve PEF's petition. At this time, whether and when there will be further proceedings regarding the City of Winter Park cannot be determined.

     Arbitration with the 2,500-customer Town of Belleair was completed in June 2003. In September 2003, the arbitration panel issued an award in that case setting the value of the electric distribution system within the Town at approximately $6 million. The panel further required the Town to pay to PEF its requested $1 million in separation and reintegration costs and $2 million in stranded costs. The Town has not yet decided whether it will attempt to acquire the system; however, on January 18, 2005, it issued a request for proposals for wholesale power supply and to operate and maintain the distribution system. In March 2005, PEF submitted a bid to supply wholesale power to the Town. The Town received several other proposals for wholesale power and distribution services. In February 2005, the Town Commission also voted to put the issue of whether to acquire the distribution system to a voter referendum on or before October 2, 2005. At this time, whether and when there will be further proceedings regarding the Town of Belleair cannot be determined.

     Arbitration in the remaining city's litigation (the 1,500-customer City of Edgewood) has not yet been scheduled. On February 17, 2005, the parties filed a joint motion to stay the litigation for a 90-day period during which the parties will discuss potential settlement. In April, the City Council voted to proceed with arbitration. At this time, whether and when there will be further proceedings regarding the City of Edgewood cannot be determined.

     A fourth city (the 7,000-customer City of Maitland) is contemplating municipalization and has indicated its intent to proceed with arbitration to determine the value of PEF's electric distribution system within the City. Maitland's franchise expires in August 2005. At this time, whether and when there will be further proceedings regarding the City of Maitland cannot be determined.

     As part of the above litigation, two appellate courts reached opposite conclusions regarding whether PEF must continue to collect from its customers and remit to the cities "franchise fees" under the expired franchise ordinances. PEF filed an appeal with the Florida Supreme Court to resolve the conflict between the two appellate courts. On October 28, 2004, the Court issued a decision holding that PEF must collect from its customers and remit to the cities franchise fees during the interim period when the city exercises its purchase option or executes a new franchise agreement. The Court's decision should not have a material impact on the Company.

     2. DOE Litigation

     Pursuant to the Nuclear Waste Policy Act of 1982, the predecessors to PEF entered into contracts with the U.S. Department of Energy (DOE) under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.

     DOE failed to begin taking spent nuclear fuel by January 31, 1998. In January 2004, PEF filed a complaint with the United States Court of Federal Claims against the DOE, claiming that the DOE breached the Standard Contract for Disposal of Spent Nuclear Fuel (SNF) by failing to accept SNF from PEF facilities on or before January 31, 1998. Damages due to DOE's breach will likely exceed $100 million. Approximately 60 cases involving the Government's actions in connection with SNF are currently pending in the Court of Federal Claims.

     DOE and the PEF parties have agreed to a stay of the lawsuit, including discovery. The parties agreed to, and the trial court entered, a stay of proceedings, in order to allow for possible efficiencies due to the resolution of legal and factual issues in previously-filed cases in which similar claims are being pursued by other plaintiffs. These issues may include, among others, so-called "rate issues," or the minimum mandatory schedule for the acceptance of SNF and high level waste (HLW) by which the Government was contractually obligated to accept contract holders' SNF and/or HLW, and issues regarding recovery of damages under a partial breach of contract theory that will be alleged to occur in the future. These issues are expected to be presented in the trials that are scheduled to occur by April 2005. Resolution of these issues in other cases could facilitate agreements by the parties in the PEF lawsuit, or at a minimum, inform the Court of decisions reached by other courts if they remain contested and require resolution in this case. The trial court has continued this stay until June 24, 2005.

     With certain modifications and additional approval by the NRC, including the installation of onsite dry storage facilities at PEF's nuclear unit, Crystal River Unit No. 3 (CR3), PEF's spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel generated on PEF's system through the expiration of the operating license for CR3.

     In July 2002, Congress passed an override resolution to Nevada's veto of DOE's proposal to locate a permanent underground nuclear waste storage facility at Yucca Mountain, Nevada. In January 2003, the State of Nevada, Clark County, Nevada and the City of Las Vegas petitioned the U.S. Court of Appeals for the District of Columbia Circuit for review of the Congressional override resolution. These same parties also challenged EPA's radiation standards for Yucca Mountain. On July 9, 2004, the Court rejected the challenge to the constitutionality of the resolution approving Yucca Mountain, but ruled that the EPA was wrong to set a 10,000-year compliance period in the radiation protection standard. EPA is currently reworking the standard but has not stated when the work will be complete. DOE originally planned to submit a license application to the NRC to construct the Yucca Mountain facility by the end of 2004. However, in November 2004, DOE announced it would not submit the license application until mid-2005 or later. Also in November 2004, Congressional negotiators approved $577 million for fiscal year 2005 for the Yucca Mountain project, approximately $300 million less than requested by DOE but approximately the same as approved in 2004. The DOE has acknowledged that a working repository will not be operational until sometime after 2010, but the DOE has not identified a new target date. PEF cannot predict the outcome of this matter.

     3. Advanced Separation Technologies (AST)

     In 1996, Florida Progress sold its 80% interest in AST to Calgon Carbon Corporation (Calgon) for net proceeds of $56 million in cash. In 1998, Calgon filed a lawsuit against Florida Progress and the other selling shareholder and amended it in April 1998, alleging misstatement of AST's 1996 revenues, assets and liabilities, seeking damages and granting Calgon the right to rescind the sale. The lawsuit also accused the sellers of failing to disclose flaws in AST's manufacturing process and a lack of quality control.

     All parties filed motions for summary judgment in July 2001. The summary judgment motions of Calgon and the other selling shareholder were denied in April 2002. The summary judgment motion of Florida Progress was withdrawn pending a legal challenge to portions of the report of Calgon's expert, Arthur Andersen, which had been used to oppose summary judgment. In September 2003, the United States District Court for the Western District of Pennsylvania issued final orders excluding from evidence in the case that portion of Arthur Andersen's damage analysis based on the discounted cash flow methodology of valuation. The Court did not exclude Arthur Andersen's use of the guideline publicly traded company methodology in its damage analysis. Florida Progress filed a renewed motion for summary judgment in October 2003, which is pending. Because the motion has now been outstanding for over a year, a ruling on the motion is expected at any time.

     Florida Progress believes that the aggregate total of all legitimate warranty claims by customers of AST for which it is probable that Florida Progress will be responsible for under the Stock Purchase Agreement with Calgon is approximately $3 million, and accordingly, accrued $3 million in the third quarter of 1999 as an estimate of probable loss.

     The Company cannot predict the outcome of this matter, but will vigorously defend against the allegations.

     4. Synthetic Fuel Tax Credits

     At December 31, 2003, Florida Progress, through its subsidiaries, was a majority-owner in three entities and a minority owner in three entities that own facilities that produce synthetic fuel as defined under the
     Internal Revenue Code (Code). In June 2004, Progress Fuels sold, in two transactions, a combined 49.8 percent partnership interest in Colona Synfuel Limited Partnership, LLLP (Colona), one of its majority owned synthetic fuel operations. The Company is now a minority owner in Colona, but continues to consolidate Colona in accordance with FASB Interpretation No. 46R. Florida Progress, through its subsidiaries, is currently a majority owner in two synthetic fuel entities and a minority owner in four synthetic fuel entities, including Colona. The production and sale of the synthetic fuel from these facilities qualifies for tax credits under
     Section 29 of the Code (Section 29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel and that the fuel was produced from a facility that was placed-in-service before July 1, 1998. The amount of Section 29 tax credits that the Company is allowed to claim in any calendar year is limited by the amount of the Company's regular federal income tax liability. Synthetic fuel tax credit amounts allowed but not utilized are carried forward indefinitely as deferred alternative minimum tax credits. All majority-owned and minority-owned entities received private letter rulings (PLRs) from the Internal Revenue Service (IRS) with respect to their synthetic fuel operations. However, these PLR's do not address the placed-in-service date determinations. The PLRs do not limit the production on which synthetic fuel credits may be claimed. Total Section 29 credits generated to date are approximately $951 million, of which $436 million has been used to offset regular federal income tax liability and $497 million are being carried forward as deferred alternative minimum tax credits. Also $18 million has not been recognized due to the decrease in tax liability from the 2004 hurricane damage and loss on sale of Progress Rail. The current Section 29 tax credit program expires at the end of 2007.

     The sale of Progress Rail in 2005 resulted in a capital loss for tax purposes. Capital losses that are not offset with capital gains generated in 2005 will be carried back to reduce the regular federal income tax liability in 2004. The estimated impact of the sale will result in approximately $11 million in tax credits no longer being realized and reflected as a deferred tax asset.

     On November 2, 2004, PEF filed a petition with the FPSC to recover $252 million of storm costs plus interest from customers over a two-year period (see Note 4). Based on the reasonable expectation at December 31, 2004, that the FPSC will grant the requested recovery of the storm costs, the Company's loss from the casualty was reduced. Therefore, the Company's 2004 tax liability was greater than originally anticipated, along with its ability to record Section 29 tax credits from its synthetic fuel facilities in 2004.

     The Company believes its right to recover storm costs is well established, however, the Company cannot predict the outcome of this matter. If the FPSC should deny PEF's petition for the recovery of storm costs in 2005, there could be a material impact on the amount of 2005 synthetic fuels production and results of operations.

     IRS PROCEEDINGS

     In September 2002, all of Florida Progress' majority-owned synthetic fuel entities at that time, including Colona, and two of the Company's minority owned synthetic fuel entities were accepted into the IRS's Pre-Filing Agreement (PFA) program. The PFA program allows taxpayers to voluntarily accelerate the IRS exam process in order to seek resolution of specific issues.

     In February 2004, subsidiaries of the Company finalized execution of the Colona Closing Agreement with the IRS concerning their Colona synthetic fuel facilities. The Closing Agreement provided that the Colona facilities were placed in service before July 1, 1998, which is one of the qualification requirements for tax credits under Section 29 of the Code. The Closing Agreement further provides that the fuel produced by the Colona facilities in 2001 is a "qualified fuel" for purposes of the Section 29 tax credits. This action concluded the PFA program with respect to Colona.

     In July 2004, Progress Energy was notified that the IRS field auditors anticipate taking an adverse position regarding the placed-in-service date of the Company's four Earthco synthetic fuel facilities. Due to the IRS auditors' position, the IRS has decided to exercise its right to withdraw from the PFA program with Progress Energy. With the IRS's withdrawal from the PFA program, the review of he Company's Earthco facilities is back on the normal procedural audit path of the Company's tax returns.

     On October 29,  2004,  Progress  Energy  received  the IRS field  auditors'
     preliminary report concluding that the Earthco facilities had not been placed in service before July 1, 1998, and that the tax credits generated by those facilities should be disallowed. The Company disagrees with the field audit team's factual findings and believes that the Earthco facilities were placed in service before July 1, 1998. The Company also believes that the report applies an inappropriate legal standard concerning what constitutes "placed in service." The Company intends to contest the field auditors' findings and their proposed disallowance of the tax credits.

     Because of the disagreement between the Company and the field auditors as to the proper legal standard to apply, the Company believes that it is appropriate and helpful to have this issue reviewed by the National Office of the IRS, just as the National Office reviewed the issues involving chemical change. Therefore, the Company is asking the National office to clarify the legal standard and has initiated this process with the National

     Office. The Company believes that the appeals process, including proceedings before the National Office, could take up to two years to complete, however, it cannot control the actual timing of resolution and cannot predict the outcome of this matter.

     Through March 31, 2005, based on its ownership percentage, the Company has used or carried forward $570 million of tax credits generated by Earthco facilities. If these credits were disallowed, Florida Progress' one time exposure for cash tax payments would be $67 million (excluding interest), and earnings and equity would be reduced by $570 million, excluding interest.

     The Company believes that it is complying with all the necessary requirements to be allowed such credits under Section 29, and, although it cannot provide certainty, it believes that it will prevail in these matters. Accordingly, while the Company has adjusted its synthetic fuel production for 2004 in response to the effects of the hurricane damage on its 2004 tax liability, it has no current plans to alter its synthetic fuel production schedule for future years as a result of the IRS field auditors' report. However, should the Company fail to prevail in these matters, there could be a material liability for previously used or carried forward
     Section 29 tax credits, with a material adverse impact on earnings and cash flows.

     As discussed in Note 8D of the Company's annual report on Form 10-K for the year ended December 31, 2004, PEF implemented changes in its capitalization policies for its Energy Delivery business unit effective January 1, 2005. As a result of the changes in accounting estimates for the outage and emergency work and indirect costs, a lesser proportion of PEF's costs will be capitalized on a prospective basis. The Company has requested a method change from the IRS. If the IRS does not grant the Company's request, the Company cannot predict how the IRS would suggest that the method change be applied. However, the application of the method change to past periods could be reflected in a cumulative adjustment to taxable income in 2005, which likely would have a material impact on income from synthetic fuel tax credits.

     PROPOSED ACCOUNTING RULES FOR UNCERTAIN TAX POSITIONS

     In July 2004, the FASB stated that it plans to issue an exposure draft of a proposed interpretation of SFAS No. 109, "Accounting for Income Taxes," that would address the accounting for uncertain tax positions. The FASB has indicated that the interpretation would require that uncertain tax benefits be probable of being sustained in order to record such benefits in the financial statements. The exposure draft is expected to be issued in the second quarter of 2005. The Company cannot predict what actions the FASB will take or how any such actions might ultimately affect the Company's financial position or results of operations, but such changes could have a material impact on the Company's evaluation and recognition of Section 29 tax credits.

     PERMANENT SUBCOMMITTEE

     In October 2003, the United States Senate Permanent Subcommittee on Investigations began a general investigation concerning synthetic fuel tax credits claimed under Section 29 of the Code. The investigation is examining the utilization of the credits, the nature of the technologies and fuels created, the use of the synthetic fuel, and other aspects of
     Section 29 and is not specific to the Company's synthetic fuel operations. Progress Energy is providing information in connection with this investigation. The Company cannot predict the outcome of this matter.

     IMPACT OF CRUDE OIL PRICES

     Although the Internal Revenue Code Section 29 tax credit program is expected to continue through 2007, recent unprecedented increases in the price of oil could limit the amount of those credits or eliminate them entirely for one or more of the years following 2004. This possibility is due to a provision of Section 29 that provides that if the average wellhead price per barrel for unregulated domestic crude oil for the year (the Annual Average Price) exceeds a certain threshold value (the Threshold Price), the amount of Section 29 tax credits are reduced for that year. Also, if the Annual Average Price increases high enough (the Phase Out Price), the Section 29 tax credits are eliminated for that year. For 2004, the Threshold Price was $51.35 per barrel and the Phase Out Price was $64.47 per barrel. The Threshold Price and the Phase Out Price are adjusted annually for inflation.

     If the Annual Average Price falls between the Threshold Price and the Phase Out Price for a year, the amount by which Section 29 tax credits are reduced will depend on where the Average Annual Price falls in that continuum. For example, for 2004, if the Annual Average Price had been $57.91 per barrel, there would have been a 50% reduction in the amount of
     Section 29 tax credits for that year.

     The Secretary of the Treasury calculates the Annual Average Price based on the Domestic Crude Oil First Purchases Prices published by the Energy Information Agency (EIA). Because the EIA publishes its information on a three month lag, the Secretary of the Treasury finalizes its calculations three months after the year in question ends. Thus, the Annual Average Price for calendar year 2004 was published on April 6, 2005, and the Annual Average Price for 2004 did not reach the Threshold Price for 2004. Consequently, the amount of the Company's 2004 Section 29 tax credits was not adversely affected by oil prices.

     The Company estimates that the 2005 Threshold Prices will be approximately $52 and the Phase Out price will be approximately $65, based on an estimated 2005 inflation adjustment. The monthly Domestic Crude Oil First Purchases price published by the EIA has recently been $5 to $6 lower than the corresponding monthly New York Mercantile Exchange (NYMEX) settlement price for light, sweet crude oil. Through April 30, 2005, the average NYMEX settlement prices for light, sweet crude oil were $50.55. The Company estimates that NYMEX settlement prices would have to average approximately $63 for the remainder of 2005 for the Threshold Price to be reached.

     The Company cannot predict with any certainty the Annual Average Price for 2005 or beyond. Therefore, it cannot predict whether the price of oil will have a material effect on it synthetic fuel business after 2004. However, if during 2005 through 2007, oil prices remain at historically high levels or increase, the Company's synthetic fuel business may be adversely affected for those years and, depending on the magnitude of such increases in oil prices, the adverse affect for those years could be material and could have an impact on the Company's results of operations and synthetic fuel production plans.

     In response to the historically high oil prices to date in 2005, the Company has adjusted its planned production schedule for its synthetic fuel facilities by shifting some of its production planned for April and May 2005 to the second half of 2005. If oil prices rise and stay at levels high enough to cause a phase out of tax credits, the Company may reduce planned production or suspend production at some or all of its synthetic fuel facilities.

     SALE OF PARTNERSHIP INTEREST

     In June 2004, the Company, through its subsidiary Progress Fuels, sold in two transactions a combined 49.8% partnership interest in Colona Synfuel Limited Partnership, LLLP, one of its synthetic fuel facilities. Substantially all proceeds from the sales will be received over time, which is typical of such sales in the industry. Gain from the sales will be recognized on a cost recovery basis as the facility produces and sells synthetic fuel and when there is persuasive evidence that the sales proceeds have become fixed or determinable and collectability is reasonably assured. Based on projected production and tax credit levels, the Company anticipates receiving total gross proceeds of approximately $24 million in 2005, approximately $31 million in 2006, approximately $32 million in 2007 and approximately $8 million through the second quarter of 2008. Gain recognition is dependent on the synthetic fuel production qualifying for
     Section 29 tax credits and the value of such tax credits as discussed above. Until the gain recognition criteria are met, gains from selling interests in Colona will be deferred. It is possible that gains will be deferred in the first, second and/or third quarters of each year until there is persuasive evidence that no tax credit phase out will occur for the applicable calendar year. This could result in shifting earnings from earlier quarters to later quarters in a calendar year. In the event that the synthetic fuel tax credits from the Colona facility are reduced, including an increase in the price of oil that could limit or eliminate synthetic fuel tax credits, the amount of proceeds realized from the sale could be significantly impacted.

     5. Other Legal Matters

     Florida Progress and PEF are involved in various other claims and legal actions arising in the ordinary course of business, some of which involve claims for substantial amounts. Where appropriate, accruals and disclosures have been made in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. Florida Progress and PEF believe the ultimate disposition of these matters will not have a material adverse effect upon either Company's consolidated financial position or results of operation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis contains forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review "SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS" for a discussion of the factors that may impact any such forward-looking statements made herein and the Risk Factors section of the Florida Progress and Progress Energy Florida annual report on Form 10-K for the year-ended December 31, 2004.

Amounts reported in the interim Consolidated Statements of Income for Florida Progress Corporation (Florida Progress) and the interim Statements of Income for Progress Energy Florida, Inc. (PEF) are not necessarily indicative of amounts expected for the respective annual or future periods due to the effects of seasonal temperature variations on energy consumption and the timing of maintenance on electric generating units, among other factors.

This discussion should be read in conjunction with the accompanying financial statements found elsewhere in this report and in conjunction with the 2004 Form 10-K. See Note 12 for a discussion of environmental matters.

OPERATING RESULTS

The Company's segments contributed segment profits or losses for the three months ended March 31, 2005 and 2004 as follows:

---------------------------------------------------------------------
(in millions)                           Three Months Ended March 31,
Business Segment                           2005               2004
-------------------------------------------------------------------
PEF                                        $ 43               $ 49
Energy and Related Services                  10                 10
Synthetic Fuels                               -                 26
Other                                        (8)               (38)
-------------------------------------------------------------------
    Income from continuing operations        45                 47
-------------------------------------------------------------------
Discontinued operations, net of tax         (27)                 8
-------------------------------------------------------------------
    Net income                             $ 18               $ 55
-------------------------------------------------------------------

Prior to 2005, Rail Services was reported as a separate segment. In connection with the divestiture of Progress Rail (see Note 3), the operations of Rail Services were reclassified to discontinued operations in the first quarter of 2005 and therefore are no longer a reportable segment. In addition, Synthetic Fuel activities were reported in the Fuels segment prior to 2005 and now are considered a reportable segment. These reportable segment changes reflect the current reporting structure. For comparative purposes, the prior year results have been restated to align with the current presentation.

COST MANAGEMENT INITIATIVE

On February 28, 2005, as part of a previously announced cost management initiative, Progress Energy approved a workforce restructuring which is expected to be completed in September of 2005. In addition to the workforce restructuring, the cost management initiative includes a voluntary enhanced retirement program. In connection with the cost management initiative, the Company and PEF expect to incur estimated pre-tax charges of approximately $115 million. In addition, the Company and PEF expect to incur certain incremental costs other than severance and postretirement benefits for recruiting, training and staff augmentation activities that cannot be quantified at this time.

The Company recorded $15 million of expense during the first quarter of 2005 for the estimated severance benefits to be paid as a result of the approximate number of positions to be eliminated under the restructuring and due to the implementation of an automated meter reading initiative at PEF. This amount includes approximately $4 million of severance costs allocated from Progress Energy Service Company. These amounts will be paid over time and are subject to revision in future quarters based on the impact of the voluntary enhanced retirement program. The severance expenses are primarily included in operations and maintenance (O&M) expense on the Consolidated Statements of Income.

The Company has estimated that an additional $105 million charge will be recognized in the second quarter of 2005 and relates primarily to postretirement benefits that will be paid over time to those eligible employees who elected to participate in the voluntary enhanced retirement program. The elections indicate that 692 of the Company's employees have elected to participate in the voluntary enhanced retirement program, which includes 680 PEF employees. The cost management initiative charges could change significantly primarily due to the demographics of the specific employees who elected enhanced retirement and its impact on the postretirement benefit actuarial studies.

PROGRESS ENERGY FLORIDA

PEF contributed segment profits of $43 million and $49 million in the three months ended March 31, 2005 and 2004, respectively. The decrease in profits for the three months ended March 31, 2005 when compared to 2004 is primarily due to the impact of milder weather, weaker industrial sales and higher O&M costs, partially offset by higher wholesale sales and increased customer growth.

PEF's electric revenues for the three months ended March 31, 2005 and 2004, and the amount and percentage change by customer class are as follows:

---------------------------------------------------------------------
(in millions of $)                Three Months Ended March 31,
Customer Class                 2005     Change   % Change       2004
---------------------------------------------------------------------
Residential                  $  431       $ 29      7.2        $ 402
Commercial                      201         20     11.0          181
Industrial                       63          -       -            63
Governmental                     53          7     15.2           46
Retail revenue sharing           (2)         2     50.0           (4)
-----------------------------------------------             ---------
    Total retail revenues       746         58      8.4          688
Wholesale                        73          6      9.0           67
Unbilled                         (5)         1       -            (6)
Miscellaneous                    34         (1)     2.9           35
-----------------------------------------------             ---------
    Total electric revenues  $  848       $ 64      8.2        $ 784
-----------------------------------------------             ---------
Less:
-----------------------------------------------             ---------
 Pass-through revenues         (501)       (54)   (12.1)        (447)
-----------------------------------------------             ---------
Revenues excluding pass-
  through revenues           $  347         10      3.0        $ 337
---------------------------------------------------------------------

PEF's electric energy sales for the three months ended March 31, 2005 and 2004, and the amount and percentage change by customer class are as follows:

-------------------------------------------------------------------
(in millions of kWh)             Three Months Ended March 31,
Customer Class                2005    Change   % Change       2004
-------------------------------------------------------------------
Residential                  4,347        56      1.3        4,291
Commercial                   2,571        80      3.2        2,491
Industrial                     940       (83)    (8.1)       1,023
Governmental                   709        37      5.5          672
---------------------------------------------             ---------
    Total   retail   energy  8,567        90      1.1        8,477
sales
Wholesale                    1,338        15      1.1        1,323
Unbilled                      (103)       32       -          (135)
---------------------------------------------             ---------
    Total kWh sales          9,802       137      1.4        9,665
-------------------------------------------------------------------

Revenues

PEF's revenues, excluding recoverable fuel and other pass-through revenues of $501 million and $447 million for the three months ended March 31, 2005 and 2004, respectively, increased $10 million. The increase in revenues is due to favorable customer growth and increased wholesale revenues of $7 million each. Favorable customer growth was driven by a 35,000 increase in average retail customers compared to prior year. Wholesale revenue favorability is attributable primarily to new contracts entered into since March 31, 2004. These increases were partially offset by the impacts of milder weather and weaker industrial sales of $3 million each.

Expenses

Fuel and Purchased Power

Fuel and purchased power costs represent the costs of generation, which include fuel purchases for generation, as well as energy purchased in the market to meet customer load. Fuel and purchased power expenses are recovered primarily through cost recovery clauses, and, as such changes in these expenses do not have a material impact on earnings. The difference between fuel and purchased power costs incurred and associated fuel revenues that are subject to recovery is deferred for future collection or refund to customers.

Fuel and purchased power expenses were $433 million for the three months ended March 31, 2005, which represents a $43 million increase compared to prior year. This increase is due to increases in fuel used in electric generation and purchased power expenses of $33 million and $10 million, respectively. Higher system requirements and increased fuel costs in the current year account for $41 million of the increase in fuel used in electric generation. This increase was partially offset by a decrease in deferred fuel expense as recovery of fuel expenses in the prior year (that were previously deferred) was greater than in the current year. In December 2004, the FPSC approved PEF's request for a cost recovery adjustment in its annual filing due to the rising cost of fuel. Fuel recovery rates increased effective January 1, 2005. The increase in purchased power expense was primarily due to higher prices of purchases in the current year as a result of increased fuel costs.

Operations and Maintenance (O&M)

O&M costs were $189 million for the three months ended March 31, 2005, which represents an increase of $29 million, when compared to the $160 million incurred during the three months ended March 31, 2004. Severance expense related to the cost management initiative increased O&M costs by $14 million during 2005. In addition, PEF recorded a workers compensation adjustment of $8 million during 2005 as a result of an annual actuarial study. O&M expense also increased $8 million related to the change in Energy Delivery capitalization practice. Please see discussion of change in Energy Delivery capitalization practice in
Note 8D of the Florida Progress annual report on Form 10-K for the year ended December 31, 2004.

Taxes Other than on Income

Taxes other than on income were $67 million for the three months ended March 31, 2005, which represents an increase of $5 million compared to prior year. This increase is due to increases in franchise and gross receipts taxes of $2 million and $1 million, respectively, related to an increase in revenues and an increase in property taxes of $1 million due to property additions.

ENERGY AND RELATED SERVICES

The Energy and Related Services' segment operations include natural gas production, coal extraction and terminal operations. The following summarizes Energy and Related Services' segment profits for the three months ended March 31, 2005 and 2004:

------------------------------------------------------
(in millions)                           2005     2004
------------------------------------------------------
  Gas production                        $ 12     $ 13
  Coal fuel and other operations          (2)      (3)
------------------------------------------------------
     Segment Profits                    $ 10     $ 10
------------------------------------------------------

Natural Gas Operations

Natural gas operations generated profits of $12 million and $13 million for the three months ended March 31, 2005 and 2004, respectively. The decrease in gas earnings compared to prior year is attributable to reduced production as a result of the sale of gas assets in 2004 offset partially by higher natural gas prices. In December 2004, the Company sold certain gas-producing properties and related assets owned by Winchester Production Company, Ltd., a subsidiary of Progress Fuels (North Texas gas operations). The following summarizes the gas production, revenues and gross margins for the three months ended March 31, 2005 and 2004 by production facility:

------------------------------------------------------------
                                            2005       2004
------------------------------------------------------------
      Production in Bcf equivalent
East Texas/LA gas operations                 5.4        4.0
North Texas gas operations                     -        2.7
------------------------------------------------------------
     Total Production                        5.4        6.7
------------------------------------------------------------

          Revenues in millions
East Texas/LA gas operations                $ 33       $ 22
North Texas gas operations                     -         13
------------------------------------------------------------
     Total Production                       $ 33       $ 35
------------------------------------------------------------

              Gross Margin
In millions of $                            $ 28       $ 27
As a % of revenues                           85%        77%
------------------------------------------------------------

Coal Fuel and Other Operations

Coal fuel and other operations generated segment losses of $2 million for the three months ended March 31, 2005 compared to losses of $3 million for the three months ended March 31, 2004. The decrease in losses of $1 million is due primarily to increased revenues as a result of higher coal prices. This favorability was partially offset by higher coal mining costs (due to rising prices of fuel and steel), a workers compensation accrual adjustment booked during 2005 and reduced rates related to the waterborne coal transportation settlement in 2004. In addition, results were unfavorably impacted by the severance expense of $1 million pre-tax recorded in 2005 related to the cost management initiative.

SYNTHETIC FUEL

The synthetic fuel operations generated segment losses of less than $1 million for the three months ended March 31, 2005 compared to segment profits of $26 million for the three months ended March 31, 2004. The production and sale of synthetic fuel generate operating losses, but qualify for tax credits under
Section 29 of the Code, which typically more than offset the effect of such losses. See Note 13 to the Interim Financial Statements.

The operations resulted in the following for the three months ended March 31, 2005 and 2004:

------------------------------------------------------------------
(in millions)                                    2005        2004
------------------------------------------------------------------
Tons sold                                         1.1         1.9
------------------------------------------------------------------

Operating losses, excluding tax credits         $ (20)      $ (24)
Tax credits generated, net                         20          50
------------------------------------------------------------------
    Segment profits                             $   -       $  26
------------------------------------------------------------------

Synthetic fuels' earnings were negatively impacted by lower sales, forfeiture of tax credits as a result of the sale of Progress Rail and decreased margins. The decrease in sales quarter over quarter is primarily attributable to an internal change in the quarterly production schedule in 2005 compared to 2004. The sale of Progress Rail resulted in a capital loss for tax purposes, therefore $11 million of previously recorded tax credits were forfeited during the quarter. See Note 13 for further discussion.

In response to the historically high oil prices to date in 2005, the Company has adjusted its planned production schedule for its synthetic fuel plant by shifting some of its production planned for April and May 2005 to the second half of 2005. If oil prices rise and stay at levels high enough to cause a phase out of tax credits, the Company may reduce planned production or suspend production at some or all of its synthetic fuel facilities.

OTHER

The Other segment includes telecommunications, holding company and financing expenses.

Other segment profits increased $30 million for the three months ended March 31, 2005 compared to the same period in the prior year. This increase was due primarily to the impact of tax levelization adjustments booked each quarter. GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was increased by $6 million and $33 million for the three months ended March 31, 2005 and 2004, respectively, in order to maintain an effective tax rate consistent with the estimated annual rate. The tax credits associated with the Company's synthetic fuel operations primarily drive the required levelization amount. Fluctuations in estimated annual earnings and tax credits can also cause large swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year.

DISCONTINUED OPERATIONS

On March 24, 2005, the Company completed the sale of Progress Rail to One Equity Partners LLC a private equity firm unit of J.P. Morgan Chase & Company. Gross cash proceeds from the sale are estimated to be $433 million, consisting of $405 million base proceeds plus an estimated working capital adjustment. Proceeds from the sale were used to reduce debt. The accompanying consolidated interim financial statements have been restated for all periods presented for the discontinued operations of Progress Rail. See Note 3 for additional discussion.

Rail discontinued operations resulted in losses of $27 million for the three months ended March 31, 2005 compared to profits of $8 million for the three months ended March 31, 2004. Earnings for 2005 include an estimated after-tax loss on the sale of $32 million. The Company anticipates adjustments to the loss on the divestiture during the second quarter of 2005 related to employee benefit settlements and the finalization of working capital adjustments and other operating estimates. The remaining unfavorability in earnings compared to prior year is attributable primarily to increased transaction costs associated with the sale.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations

The Company's net cash provided by operating activities was $61 million for the three months ended March 31, 2005, compared to $149 million for the three months ended March 31, 2004. The decrease in operating cash flow was due primarily to decreased net income, increased working capital requirements and storm restoration expenditures at PEF, as explained below.

PEF's net cash provided by operating activities was $65 million for the three months ended March 31, 2005, compared to $202 million for the three months ended March 31, 2004. The decrease in operating cash flow was due primarily to approximately $62 million in storm restoration expenditures and a $57 million increase in working capital requirements, largely driven by timing of income tax payments.

Investing Activities

The Company's net cash provided by investing activities was $206 million for the three months ended March 31, 2005, compared to cash used in investing activities of $77 million for the three months ended March 31, 2004. The increase is due to proceeds of $405 million from the sale of Progress Rail (See Note 3).

PEF's net cash used in investing activities was $163 million for the three months ended March 31, 2005, compared to $121 million for the three months ended March 31, 2004. The increase in cash used in investing activities is primarily due to nuclear fuel additions related to a planned outage later in 2005.

Financing Activities

In January 2005, PEF used proceeds from the issuance of commercial paper to pay off $170 million of revolving credit agreement (RCA) loans. PEF subsequently used money pool borrowings to reduce commercial paper outstanding. In February 2005, PEF used proceeds from money pool borrowings to pay off $55 million of RCA loans.

On March 28, 2005, PEF entered into a new $450 million RCA with a syndication of financial institutions. The RCA will be used to provide liquidity support for PEF's issuances of commercial paper and other short-term obligations. The RCA will expire on March 28, 2010. The new $450 million RCA replaced PEF's $200 million three-year RCA and $200 million 364-day RCA, which were each terminated effective March 28, 2005. Fees and interest rates under the $450 million RCA are to be determined based upon the credit rating of PEF's long-term unsecured senior non-credit enhanced debt, currently rated as A3 by Moody's Investor Services (Moody's) and BBB by Standard and Poor's (S&P). The RCA includes a defined maximum total debt to capital ratio of 65%. The RCA also contains various cross-default and other acceleration provisions, including a cross-default provision for defaults of indebtedness in excess of $35 million. The RCA does not include a material adverse change representation for borrowings or a financial covenant for interest coverage, which had been provisions in the terminated agreements.

The amount and timing of future sales of company securities will depend on market conditions, operating cash flow, asset sales and the specific needs of the Company. The Company may from time to time sell securities beyond the amount needed to meet capital requirements in order to allow for the early redemption of long-term debt, the redemption of preferred stock, the reduction of short-term debt or for other generation corporate purposes.

Future Liquidity and Capital Resources

On April 29, 2005, PEF made its initial filing with the FPSC seeking annual base revenue increase of $206 million (See Note 4). Hearings for this proceeding are expected to occur during the third quarter of 2005. A final ruling from the FPSC is expected in December 2005 with new rates in effect January 2006.

PEF's petition for recovery of $252 million of storm costs is scheduled for final order July 5, 2005. PEF has filed for a two-year recovery of storm costs.

On May 4, 2005, a bill was approved by the Florida Legislature that would authorize the FPSC to consider allowing the state's investor-owned utilities to issue bonds that are secured by surcharges on utility customer bills. These bonds would be issued for recovery of storm damage costs and potentially to restore depleted storm reserves. The amount of funds established for recovery is subject to the review and approval of the FPSC. The bill will now be sent to Governor Bush for his consideration. The Governor has indicated that he supports the bill. The Company cannot predict the outcome of this matter.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company and PEF's off-balance sheet arrangements and contractual obligations are described below.

Guarantees

At March 31, 2005, the Company had issued guarantees and indemnifications of certain legal, tax and environmental matters to third parties in connection with sales of businesses and for timely payment of obligations in support of its non-wholly owned synthetic fuel operations. Related to the sales of businesses, the notice period extends until 2012 for the majority of matters provided for in the indemnification provisions. For matters which the Company has received timely notice, the Company's indemnity obligations may extend beyond the notice period. Certain environmental indemnifications related to the sale of synthetic fuel operations have no limitations as to time or maximum potential future payments. Other guarantees and indemnifications have an estimated maximum exposure of approximately $111 million. At March 31, 2005, the Company has recorded liabilities related to guarantees and indemnifications to third-parties of $22 million. Management does not believe conditions are likely for significant performance under these agreements in excess of the recorded liabilities.

Market Risk and Derivatives

The Company and PEF, are exposed to various risks related to changes in market conditions. The Company has a risk management committee that is chaired by the Chief Financial Officer and includes senior executives from various business groups. The risk management committee is responsible for administering risk management policies and monitoring compliance with those policies by all subsidiaries.

The Company  manages its market risk in  accordance  with its  established  risk
management  policies,   which  may  include  entering  into  various  derivative
transactions.

The Company and PEF may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. See Note 8 for a discussion of market risk and derivatives.

Contractual Obligations

As of March 31, 2005, the Company's and PEF's contractual cash obligations and other commercial commitments have not changed materially from what was reported in the 2004 Annual Report on Form 10-K.

NEW ACCOUNTING STANDARDS

See Note 2 to the Financial Statements for a discussion of the anticipated impact of new accounting standards.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by ITEM 3 is omitted pursuant to Instruction H(2)(c) to Form 10-Q (Omission of Information by Certain Wholly Owned Subsidiaries).

Item 4. CONTROLS AND PROCEDURES

Florida Progress Corporation

Pursuant to the Securities Exchange Act of 1934, Florida Progress carried out an evaluation, and with the participation of its management, including Florida
Progress'  Chief  Executive  Officer  and  Chief  Financial   Officer,   of  the
effectiveness of Florida Progress' disclosure controls and procedures (as defined under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Florida Progress' Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by Florida Progress (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Florida Progress' management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in Florida Progress' internal control over financial reporting during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, Florida Progress' internal control over financial reporting.


Progress Energy Florida, Inc.

Pursuant to the Securities Exchange Act of 1934, PEF carried out an evaluation, and with the participation of its management, including PEF's Chief Executive Officer and Chief Financial Officer, of the effectiveness of PEF's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, PEF's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by PEF in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to PEF's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in PEF's internal control over financial reporting during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, PEF's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Legal aspects of certain matters are set forth in Part I, Item 1. See Note 13 to the Company's Consolidated Interim Financial Statements.

Item 6.  EXHIBITS

(a) Exhibits:

    Exhibit                                                              Florida Progress        Progress Energy
     Number                          Description                           Corporation            Florida, Inc.

     31(a)        Certifications pursuant to Section 302 of the                 X                       X
                  Sarbanes-Oxley Action of 2002 - Chairman and
                  Chief Executive Officer

     31(b)        Certifications pursuant to Section 302 of the                 X                       X
                  Sarbanes-Oxley Action of 2002 - Executive Vice
                  President and Chief Financial Officer

     32(a)        Certifications pursuant to Section 906 of the                 X                       X
                  Sarbanes-Oxley Action of 2002 - Chairman and
                  Chief Executive Officer

     32(b)        Certifications pursuant to Section 906 of the                 X                       X
                  Sarbanes-Oxley Action of 2002 - Chief Financial
                  Officer

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



                                     FLORIDA PROGRESS CORPORATION
                                     FLORIDA POWER CORPORATION
                                     (Registrants)




Date:  May 6, 2005                   By:  /s/ Geoffrey Chatas
                                          -------------------
                                     Geoffrey Chatas
                                     Executive Vice President and
                                     Chief Financial Officer





                                     By:  /s/Robert H. Bazemore, Jr.
                                          --------------------------
                                     Robert H. Bazemore, Jr.
                                     Controller and Chief Accounting Officer -
                                     Florida Progress Energy Corporation
                                     Controller - Florida Power Corporation